Form 10-K
period 2017-12-31
Atlas Holdings, Inc.
filed 2018-03-09
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______________ to______________
Commission File Number: 333-221707

ATLAS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	32-0546926 (I.R.S. Employer Identification No.)

Atlas Holdings, Inc. c/o Impax Laboratories, Inc. 30831 Huntwood Ave Hayward, CA (Address of Principal Executive Offices)	94554 (Zip Code)

(510) 240-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑    No

The number of shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 9, 2018 was 1,000.
All of the outstanding common stock of the registrant is held by an affiliate of the registrant. Impax Laboratories, Inc. is the sole holder of record of the registrant’s equity. There is no publicly traded market for any class of voting stock of the registrant.

EXPLANATORY NOTE

Atlas Holdings, Inc ("Atlas Holdings,” the "Company,” “us,” or "we"), was formed along with its wholly owned subsidiary, K2 Merger Sub Corporation, a Delaware corporation ("Merger Sub"), on October 4, 2017, for the purpose of facilitating the combination of Impax Laboratories, Inc., a Delaware corporation ("Impax") and Amneal Pharmaceuticals LLC, a Delaware limited liability company ("Amneal").

In this Annual Report on Form 10-K, we are reporting the shell company results for Atlas Holdings and Merger Sub for the fiscal year ended December 31, 2017. As of December 31, 2017, Atlas Holdings was a wholly owned subsidiary of Impax, and Merger Sub, also a shell company, was wholly owned by Atlas Holdings and was the sole subsidiary of Atlas Holdings. Prior to December 31, 2017, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and matters contemplated by the Business Combination Agreement (as defined below).

Pursuant to the terms of a definitive Business Combination Agreement, dated as of October 17, 2017, and amended on November 21, 2017 and December 16, 2017 (the “Business Combination Agreement”) the following transactions are expected to occur (collectively, the “Combination”): (i) Merger Sub will merge with and into Impax, with Impax surviving the merger as a direct wholly owned subsidiary of Atlas Holdings (“Impax Merger”); (ii) each outstanding share of Impax common stock (“Impax Shares”) (other than cancelled shares), will be converted into the right to receive one share of Class A common stock of Atlas Holdings (“Class A Common Stock”); (iii) Impax will convert to a Delaware limited liability company to be named Impax Laboratories, LLC; (iv) Atlas Holdings will contribute all of the equity interests of Impax to Amneal in exchange for certain equity interests of Amneal; (v) Atlas Holdings will issue shares of Class B common stock to the existing members of Amneal (“Existing Amneal Members”); and (vi) Atlas Holdings will become the managing member of Amneal.

As of the date of this report, and as of December 31, 2017, Atlas Holdings does not and did not beneficially own any Impax Shares or partnership units of Amneal (“Amneal Common Units”). Following completion of the Combination, the combined businesses of Impax and Amneal will operate under Atlas Holdings, which will be renamed Amneal Pharmaceuticals, Inc. (“New Amneal”), and it is expected that Atlas Holdings’ Class A Common Stock will be listed on the New York Stock Exchange under the symbol “AMRX”.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I 1(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2).

ATLAS HOLDINGS, INC.
2017 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

As used in this Form 10-K, unless the context requires otherwise, the “Company”, “Atlas Holdings”, “we”, “our” or “us” means Atlas Holdings, Inc.

PART I

ITEM 1.    BUSINESS

OVERVIEW

On October 17, 2017, Impax Laboratories, Inc., a Delaware corporation listed on the Nasdaq Stock Market (“Impax”) and Amneal Pharmaceuticals LLC, a privately held Delaware limited liability company (“Amneal”), announced their agreement to combine the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal pursuant to the Business Combination Agreement (the “BCA”), dated as of October 17, 2017, as amended on November 21, 2017 and December 16, 2017, by and among Impax, Amneal, Atlas Holdings, Inc., a direct wholly owned subsidiary of Impax (“Atlas Holdings,” the “Company”, “we” or “our”) and K2 Merger Sub Corporation, a direct wholly owned subsidiary of Atlas Holdings (“Merger Sub”),and the transactions contemplated thereby (the “Combination”).
The Combination includes (i) the merger of Impax with Merger Sub with Impax surviving the merger as a direct wholly owned subsidiary of Atlas Holdings (the “Impax Merger”), (ii) the conversion of the surviving corporation of the Impax Merger into a Delaware limited liability company, (iii) the contribution by Atlas Holdings of all of the equity interests of Impax to Amneal in exchange for certain equity interests of Amneal and (iv) the issuance by Atlas Holdings of shares of its Class B common stock to the existing members of Amneal (the “Existing Amneal Members”). Following completion of the Combination, the combined businesses will operate under Atlas Holdings as a new holding company, which will be renamed Amneal Pharmaceuticals, Inc. We refer to “New Amneal” throughout this Annual Report on Form 10-K to refer to the renamed company after the closing of the Combination.
In connection with the Combination, each share of common stock of Impax will be converted into the right to receive one share of New Amneal Class A common stock. Holders of Impax common stock (“Impax Stockholders”) immediately prior to the Combination will collectively hold approximately 25%, and the Existing Amneal Members will hold approximately 75%, of the voting and economic interests in the combined businesses of Impax and Amneal under New Amneal. Following the closing of the Combination and the investment by certain institutional investors including TPG Improv Holdings, L.P. and funds affiliated with Fidelity Management & Research Company (the “PIPE Investment”), it is expected that the Existing Amneal Members will hold approximately 60% of the voting power of the outstanding New Amneal Shares (as defined below) and TPG Improv Holdings, L.P. and other institutional investors will hold approximately 15% of the voting power of the outstanding New Amneal Shares.
Atlas Holdings is a direct wholly owned subsidiary of Impax and Merger Sub is a direct wholly owned subsidiary of Atlas Holdings. Both Atlas Holdings and Merger Sub were incorporated on October 4, 2017 under the laws of the State of Delaware for the purpose of entering into the BCA.
Atlas Holdings and Merger Sub have not conducted any business operations other than that which are incidental to its formation and in connection with the transactions contemplated by the BCA. Upon the closing of the Combination, as described above, Atlas Holdings will be renamed Amneal Pharmaceuticals, Inc. and will become a holding company whose principal asset will be the economic interests in the combined business of Impax and Amneal. Immediately following the completion of the Combination and the PIPE Investment, New Amneal’s equity capital will consist solely of the Class A Common Stock, Class B Common Stock and Class B-1 Common Stock (collectively, the “New Amneal Shares”) issued pursuant to the Combination and in connection with the PIPE Investment. It is expected that the shares of Class A Common Stock of Atlas Holdings will be listed on the New York Stock Exchange under the ticker symbol “AMRX”.
The principal executive offices of Atlas Holdings are located at 30831 Huntwood Avenue, Hayward, California 94544 and its telephone number at that address is 510-240-6000.

On October 11, 2017, Atlas Holdings issued 1,000 uncertificated shares of its common stock to Impax at the purchase price of $0.01 per share. Atlas Holdings has not issued any other shares of its common stock.

ITEM 1A.    RISK FACTORS

Important risk factors that could impact our ability to achieve our anticipated operating results and growth are presented below. The following risk factors should be read in conjunction with the discussion of our business and the factors affecting our business located elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

The Combination may not be completed on the terms or timeline currently contemplated, or at all.
The Combination is subject to several closing conditions, including the approval and adoption of the BCA by Impax Stockholders, the approval of the listing of the Class A Common Stock on the New York Stock Exchange (the “NYSE”), and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). If any one of these conditions is not satisfied or waived, the Combination may not be completed. There is no assurance that the Combination will be completed on the terms or timeline currently contemplated, or at all.
The parties have not yet obtained all regulatory clearances, consents and approvals required to complete the Combination. Governmental or regulatory agencies could still seek to block or challenge the Combination or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Combination. These restrictions could include a requirement to sell certain specified businesses to obtain such regulatory approvals. If these approvals are not received, then neither Impax nor Amneal will be obligated to complete the Combination. If the approvals could be received, but the applicable antitrust regulatory agency imposes on a party any action that would reasonably be expected to have a material adverse effect on the business, financial conditions or results of operation of New Amneal after the closing of the Combination, none of the parties or their respective subsidiaries would be required to agree to undertake such actions or be obligated to complete the Combination.
Governmental entities or private parties could take actions under antitrust laws to enjoin the completion of the Combination or to seek the divestiture of substantial assets of Impax or Amneal.
At any time before or after consummation of the Combination, notwithstanding the termination of the waiting period under the HSR Act, the Antitrust Division of the Department of Justice or the Federal Trade Commission or other state governmental entity could take such action under the antitrust laws as it deems necessary or desirable in the public interest including seeking to enjoin the completion of the Combination or seeking divestiture of substantial assets of Impax or Amneal. Such action could include seeking to enjoin the completion of the Combination or seeking divestiture of substantial assets of Impax and Amneal. Any divestitures could have an adverse effect on the business, results of operations, financial condition or prospects of Impax, Amneal or New Amneal before and after the closing of the Combination, diminish the anticipated benefits of the Combination in full or in part, or cause the benefits to take longer to be realize than expected. The parties, however, are not required to agree to take, or take any action that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of Impax, Amneal or New Amneal. Private parties may also seek to take legal action under the antitrust laws under certain circumstances.
The integration of Impax and Amneal following the closing of the Combination will present challenges that may result in a decline in the anticipated benefits of the Combination.
The Combination involves the integration of two businesses that currently operate as independent businesses. Impax and Amneal will be required to devote management attention and resources to integrating their business practices and operations following the closing, and prior to the Combination, management attention and resources will be required to plan for such integration. Potential difficulties Impax, Amneal or New Amneal may encounter in the integration process include the following:

•
the inability to successfully integrate the two businesses, including operations, technologies, products and services, in a manner that permits Impax, Amneal or New Amneal to achieve the cost savings and operating synergies anticipated to result from the Combination, which could result in the anticipated benefits of the Combination not being realized partly or wholly in the time frame currently anticipated or at all;

•
the loss of sales and customers as a result of certain customers of either or both of the two businesses deciding not to continue to do business with Impax or Amneal, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Combination;

•	the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities;

•	the potential weakening of established relationships with regulators; and

•	the challenge of preserving important relationships of both Impax and Amneal and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers of Impax and Amneal. The loss of talented employees and skilled workers could adversely affect Impax’s, Amneal’s or New Amneal’s ability to successfully conduct their respective businesses because of such employees’ experience and knowledge of Impax’s and Amneal’s businesses. In addition, Impax, Amneal or New Amneal could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Impax and Amneal. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of Impax’s or Amneal’s segments. If Impax, Amneal or New Amneal experience difficulties with the integration process, the anticipated benefits of the Combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the business, results of operations, financial condition or prospects of Impax, Amneal or New Amneal during this transition period and for an undetermined period after completion of the Combination.
Ownership interests will not be adjusted if there is a change in the value of Impax or Amneal and their respective assets before the Combination is completed.
The interests of Class A Common Stock received by former Impax Stockholders, Amneal Common Units received by New Amneal and the Existing Amneal Members and any of their affiliates, successors and permitted assigns to which any New Amneal Shares have been transferred (collectively, the “Amneal Group Members”), and the Class B Common Stock received by the Amneal Group Members in connection with the Combination will not be adjusted if there is a change in the value or assets of Amneal, Impax or New Amneal prior to the consummation of the Combination. No termination rights will arise in connection with an adverse change at Amneal or Impax unless there has been an Amneal Material Adverse Effect or an Impax Material Adverse Effect as applicable (in each case, as defined in the BCA).
No trading market currently exists for Class A Common Stock.
Prior to the closing of the Combination, there is no trading market for the Class A Common Stock. At or prior to closing of the Combination, the Class A Common Stock is expected to be listed for trading on the NYSE. However, there can be no assurance that an active market for the Class A Common Stock will develop after the closing, or if it develops, that such market will be sustained. In the absence of an active trading market for the Class A Common Stock, investors may not be able to sell their Class A Common Stock at the time that they would like to sell.
Following the closing of the Combination, New Amneal will be controlled by the Amneal Group Members. The interests of Amneal Group Members may differ from the interests of other stockholders of New Amneal.
Immediately following the closing of the Combination and the closing of the PIPE Investment, Amneal Group Members are expected to beneficially own approximately 60% of the fully diluted New Amneal Shares.
Through its ownership of a majority of New Amneal’s voting power and the provisions set forth in the New Amneal charter, the New Amneal bylaws and the Second Amended and Restated Stockholders Agreement, dated December 16, 2017, by and among Atlas Holdings and the Existing Amneal Members (the “Stockholders Agreement”), the Amneal Group Members will have the ability to designate a majority of the board of directors of New Amneal. As a result of the Amneal Group Members’ ownership of a majority of the voting and economic interests in the combined businesses of Impax and Amneal under New Amneal, New Amneal will be a “controlled company” as defined in the NYSE listing rules and will, therefore, not be subject to the NYSE requirements that would otherwise require New Amneal to have (i) a majority of independent directors, (ii) a nominating committee composed solely of independent directors, (iii) the compensation of its executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Further, the Amneal Group Representative will have the right to nominate half of the directors to serve on each of the nominating committee and compensation committee of New Amneal for so long as the Amneal Group Members beneficially own more than 50% of the New Amneal Shares.
The Amneal Group Members will also have control over certain New Amneal actions through certain consent rights:

•
For so long as Amneal Group Members beneficially own more than 25% of the outstanding New Amneal Shares, New Amneal will not take the following actions without obtaining the prior consent of Amneal Holdings, LLC, a Delaware limited liability company and the ultimate parent of Amneal (the “Amneal Group Representative”);

◦	amend, modify, or repeal any provision of the New Amneal charter or the New Amneal bylaws in a manner that adversely impacts any Amneal Group Member;

◦	effect any change in the authorized number of directors, except pursuant to the Stockholders Agreement;

◦
create or reclassify any new or existing class or series of capital stock to grant rights, preferences, or privileges with respect to voting, liquidation, redemption, conversion or dividends that are senior to or on parity with those of the New Amneal Shares; or

◦
consummate any transaction as a result of which (i) more than 50% of the outstanding New Amneal Shares will be beneficially owned by any persons other than Amneal Group Members and (ii) any Amneal Group Member receives an amount or form of consideration different that which is granted to from other holders of New Amneal Shares.

•
For so long as the Amneal Group Members satisfies certain ownership thresholds pursuant to the Stockholders Agreement, New Amneal must obtain consent from Amneal before consummating any transaction involving New Amneal or any of its subsidiaries that would reasonably be expected to result in the recognition of $40,000,000 or more in taxable income or gain by the Amneal Group.

•
Pursuant to the Tax Receivable Agreement to be entered into at closing by and among New Amneal, Amneal and the Existing Amneal Members (the “Tax Receivable Agreement”), New Amneal and its subsidiaries must seek consent from Amneal or agree to certain conditions before (i) making a disposition of certain assets if the cumulative “amount realized” (as such term is defined for U.S. federal income tax purposes) for all such dispositions in any 12-month period would be in excess of $40,000,000, (ii) acquiring any equity interests or assets of other business entities, or (iii) entering into additional agreements with other persons that are similar to the Tax Receivable Agreement. In addition, New Amneal will be required to pay an Early Termination Payment to the Members in the event of a Change of Control (as such terms are defined in the Tax Receivable Agreement).

Amneal may have different interests than other holders of New Amneal Shares and may make decisions adverse to the interests of such other holders.
Among other things, the Amneal Group’s control of New Amneal could delay, defer, or prevent a sale of New Amneal that other New Amneal stockholders support, or, conversely, could result in the consummation of such a transaction that other New Amneal stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire Class A Common Stock and, as a result, might harm the market price of that Class A Common Stock.
Impax, Amneal and New Amneal will incur transaction-related costs in connection with the Combination and the integration of the two businesses.
Impax, Amneal and New Amneal will incur transaction-related costs in connection with the Combination and in connection with the integration of Impax’s and Amneal’s businesses. There are many systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, and regulatory compliance. Impax and Amneal are in the early stages of assessing the magnitude of these costs and are therefore unable to provide estimates of these costs. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Such expenses could, particularly in the near term, reduce the cost synergies that Impax and Amneal expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses following the completion of the Combination. Accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in Impax, Amneal or New Amneal taking significant charges against earnings following the completion of the Combination. Some of these costs and expenses will be incurred even if the Combination is not consummated.
Business issues currently faced by one company may be imputed to the operations of New Amneal.
To the extent that either Amneal or Impax currently has or is perceived to have operational, regulatory or other challenges, those challenges may raise concerns with respect to the other company following Closing, which may limit or impede Impax’s, Amneal’s or New Amneal’s future ability to conduct its business consistently with past practice.
If Amneal were to cease being a subsidiary of New Amneal or Impax were to cease being a subsidiary of Amneal in the future, such a separation could adversely affect our business and profitability due to Amneal’s strong brand and reputation.
Amneal has marketed and Impax and Amneal expect to market many of their respective products and services using the “Amneal” brand name and logo. Impax believes that the association with Amneal will provide many benefits, including:

•	brand associated with trust, integrity and longevity;

•	perception of high-quality products and related services;

•	strong research and development capabilities, intellectual property, and technology; and

•	established relationships with regulators, suppliers, customers and employees.
While there is no present intention to separate Impax from Amneal or separate Amneal from New Amneal, if Impax were to cease being a subsidiary of Amneal or Amneal were to cease being a subsidiary of New Amneal, such a separation could adversely affect Impax’s, Amneal’s or New Amneal’s ability to attract and retain customers. Impax, Amneal or New Amneal may be required to provide more favorable pricing and other terms to our customers and take other action to maintain our relationship with existing, and attract new, customers, all of which could have a material adverse effect on our business, financial condition and results of operations.

Some of Impax’s or Amneal’s existing agreements contain change in control or early termination rights that may be implicated by the Combination.
Parties with which Impax or Amneal currently does business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Combination, including with respect to current or future business relationships with Impax, Amneal and New Amneal. As a result, the business relationships of Impax or Amneal may be subject to disruptions if customers, suppliers, or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Impax, Amneal or New Amneal. For example, certain customers and collaborators may have contractual consent rights or termination rights that may be triggered by a change of control or assignment of the rights and obligations of contracts that will be transferred in the Combination. These disruptions could harm our relationships with existing customers and preclude us from attracting new customers, all of which could have a material adverse effect on our business, financial condition and results of operations, cash flows, and/or share price of Impax, Amneal or New Amneal. The effect of such disruptions could be exacerbated by a delay in the consummation of the Combination.
Some of Impax’s or Amneal’s relationships with its customers may experience disruptions in connection with the Combination, which may limit New Amneal’s business.
Parties with which Impax or Amneal currently does business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Combination, including with respect to future business relationships with the other or with New Amneal. As a result, the business relationships of Impax, Amneal and New Amneal may be subject to disruptions if customers, suppliers, or others attempt to renegotiate changes in existing business relationships or consider entering into business relationships with parties other than Impax, Amneal or New Amneal, in respect of Impax, Amneal or New Amneal. For example, certain customers and collaborators of Impax or Amneal may exercise contractual termination rights as they arise or elect to not renew contracts with Impax or Amneal. These disruptions could harm relationships with existing customers, suppliers or others and preclude us from attracting new customers, all of which could have a material adverse effect on our business, financial condition and results of operations, cash flows, and/or the share price of Impax, Amneal or New Amneal. The effect of such disruptions could be exacerbated by a delay in the consummation of the Combination.
Potential changes in laws and regulations affecting Impax’s and Amneal’s businesses could have a material adverse effect on their respective financial performance.
Many of Impax’s and Amneal’s businesses are subject to various federal, state, local and foreign laws and regulations. Their failure to comply with applicable laws and regulations could restrict their ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenues. Adverse legislation or regulations could be adopted prior to the Closing in any country, state or municipality in which Impax and Amneal operate. If such legislation or regulation is adopted in any particular jurisdiction and Impax or Amneal is unable to continue to operate profitably under the new rules, then Impax or Amneal may decide to make certain strategic decisions, resulting in decreased revenues, earnings and assets. If Impax or Amneal is unable to adapt its products and services to conform to any new laws and regulations, or if such laws and regulations have a negative effect on their customers, Impax or Amneal may experience customer losses or increased operating costs or be required to dispose of all or a part of their businesses, which could have a material adverse effect on their businesses, financial condition and results of operations.
Prior to the closing, Amneal Group Members who will hold an interest in New Amneal after closing may be contemplating a sale of their post-closing interest in New Amneal, which could impact or differ from the remaining interest holders in New Amneal.
Prior to the completion of the Combination, the sale of additional New Amneal Shares under a PIPE Investment by Existing Amneal Members to other potential investors may adversely affect prevailing market prices for New Amneal Shares. In addition, the investors in such a PIPE Investment may have registration rights, the future exercise of which may adversely affect the market price of New Amneal Shares.
Pending litigation against Impax or Amneal could result in an injunction preventing the completion of the Combination or a judgment resulting in the payment of damages.
Impax, Amneal and members of their respective boards are currently and may in the future be parties, among others, to various claims and litigation related to the BCA and the Combination, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters are seeking to enjoin the Combination. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Combination from becoming effective in a timely manner. The existence of litigation relating to the Combination could impact the likelihood of obtaining the required shareholder approvals from Impax. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert the attention of Impax’s and Amneal’s management away from their regular business, and, if any one of these lawsuits is adversely resolved against either Impax or Amneal, could have a material adverse effect on their respective financial condition. For additional information regarding the pending litigation matters, please see “Item 15. Exhibits and Financial Statement Schedules - Note 6. Commitments and Contingencies” below.

One of the conditions to the closing is that no governmental entity will have issued an order or injunction or taken any other action enjoining or otherwise prohibiting the consummation of the Combination, and that no law will have been enacted or promulgated by any governmental authority of competent jurisdiction which prohibits or makes illegal the consummation of the Combination. Consequently, if a settlement or other resolution is not reached in the litigation referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting Impax’s and/or Amneal’s ability to complete the Combination on the terms contemplated by the BCA, then such injunctive or other relief may prevent the Combination from being completed in a timely manner or at all.
The Combination could have an adverse effect on the Impax and Amneal brands.
The success of Impax and Amneal is largely dependent upon the ability of Impax and Amneal to maintain and enhance the value of their respective brands, their customers’ connection to and perception of the brands, and a positive relationship with customers and suppliers. The businesses and results of operations of Impax and Amneal, could be severely damaged if the Combination receive considerable negative publicity or if customers or suppliers otherwise come to have a diminished view of the brands as a result of the Combination or the common ownership of the existing businesses.

Following the Combination, New Amneal will have a substantial amount of indebtedness, which could adversely affect its financial health.

Following the Combination, New Amneal is expected to have a substantial amount of indebtedness.

New Amneal’s substantial level of indebtedness could have important consequences to you. For example, it could:

•	increase New Amneal’s vulnerability to adverse economic and industry conditions;

•	limit New Amneal’s ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

•	expose New Amneal to interest rate fluctuations because the interest on certain debt under the credit facilities is imposed at variable rates;

•
require New Amneal to dedicate a substantial portion of its cash flow from operations to payments on New Amneal's debt, thereby reducing the availability of cash flow for operations and other purposes;

•	make it more difficult for New Amneal to satisfy its obligations to its lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	limit New Amneal’s ability to refinance indebtedness or increase the associated costs;

•	require New Amneal to sell assets to reduce debt or influence the decision about whether to do so;

•
limit New Amneal’s flexibility in planning for, or reacting to, changes in its business and the industry in which it will operate or prevent New Amneal from carrying out capital spending that is necessary or important to New Amneal’s growth strategy and efforts to improve operating margins or its business; and

•
place New Amneal at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

New Amneal may need to raise additional funds in the future which may not be available on acceptable terms or at all.
New Amneal may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If New Amneal issues equity, convertible preferred equity or convertible debt securities to raise additional funds, New Amneal stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of New Amneal stockholders. If New Amneal incurs additional debt, it may increase its leverage relative to its earnings or to its equity capitalization, requiring New Amneal to pay additional interest expenses and potentially lowering New Amneal’s credit ratings. New Amneal may not be able to market such issuances on favorable terms, or at all, in which case, New Amneal may not be able to develop or enhance its products, execute its business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.
The terms of New Amneal’s credit agreements will restrict its operations, particularly its ability to respond to changes or to take certain actions.
New Amneal’s credit agreements will contain a number of restrictive covenants that impose operating and financial restrictions on New Amneal and may limit its ability to engage in acts that may be in New Amneal’s long-term best interest, including restrictions on the ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses conducted by New Amneal;

•	enter into agreements restricting subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of New Amneal’s assets.

A breach of the covenants under such credit agreements could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on New Amneal’s business, operations and financial results. Furthermore, if New Amneal were unable to repay the amounts due and payable under its credit agreements, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force New Amneal into bankruptcy or liquidation. In the event New Amneal's lenders accelerated the repayment of the borrowings, New Amneal and its subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on New Amneal. As a result of these restrictions, New Amneal may be:

•	limited in how it conducts business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

 These restrictions may affect New Amneal’s ability to grow in accordance with Impax’s and Amneal’s strategy.
New Amneal may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy our obligations under its indebtedness, which may not be successful.
New Amneal’s ability to make scheduled payments on or refinance its anticipated debt obligations will depend depend on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond New Amneal’s control. New Amneal may be unable to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.
If New Amneal’s cash flows and capital resources are insufficient to fund its debt service obligations, New Amneal could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. New Amneal may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow New Amneal to meet its scheduled debt service obligations. New Amneal’s credit agreements restrict its ability to dispose of assets and use the proceeds from those dispositions and also restrict its ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. New Amneal may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations when due.
New Amneal’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect New Amneal’s financial position and results of operations and its ability to satisfy its obligations, including its indebtedness.
If New Amneal cannot make scheduled payments on its debt, it will be in default and, as a result:

•	its debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under its credit agreements could terminate their commitments to lend New Amneal money; and

•	New Amneal could be forced into bankruptcy or liquidation.
New Amneal will be a holding company with nominal net worth and will depend on dividends and distributions from its subsidiaries to pay any dividends.
New Amneal will be a holding company with nominal net worth and will not have any material assets or conduct any business operations other than its investments in its subsidiaries. New Amneal’s business operations will be conducted primarily out of its direct operating subsidiary, Amneal, and its subsidiaries. As a result, notwithstanding any restrictions on payment of dividends under New Amneal’s existing indebtedness, New Amneal’s ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from its subsidiaries, including from Amneal.

The Class A Common Stock price is expected to be volatile, and the market price of Class A Common Stock may decline following the Combination.

The market price of Class A Common Stock following the Combination could be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of Class A Common Stock to fluctuate following the Combination include:

•	the ability of New Amneal to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

•	the failure of any of New Amneal’s product candidates, if approved for marketing and commercialization, to achieve commercial success;

•	issues in manufacturing New Amneal’s approved products or product candidates;

•	the entry into, or termination of, key agreements, including key licensing or collaboration agreements;

•
the initiation of material developments in, or conclusion of, litigation to enforce or defend any of New Amneal’s intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to New Amneal’s markets, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies competing with potential products of New Amneal;

•	the loss of talented employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover the Class A Common Stock;

•	general and industry-specific economic conditions potentially affecting New Amneal’s research and development expenditures;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in New Amneal’s financial results;

•	failure to meet or exceed financial and development projections New Amneal may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislators, regulators, and the investment community;

•	adverse regulatory decisions;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and New Amneal’s ability to obtain patent protection for its technologies;

•	sales of the Class A Common Stock by New Amneal or its stockholders in the future;

•	trading volume of the Class A Common Stock; and

•	period-to-period fluctuations in New Amneal’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or the biotechnology sector. These broad market fluctuations may also adversely affect the trading price of the New Amneal’s Class A Common Stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management’s attention and resources, which could significantly harm New Amneal’s profitability and reputation.
Future sales of shares by stockholders could cause the Class A Common Stock price to decline.
If New Amneal stockholders sell, or indicate an intention to sell, substantial amounts of Class A Common Stock in the public market after the lock-up period included in the Stockholders Agreement and other legal restrictions on resale, the trading price of Class A Common Stock could decline. Based on Impax shares of common stock outstanding as of November 16, 2017 (inclusive of all Impax shares issuable pursuant to the exercise of Impax options), upon completion of the Combination, New Amneal is expected to have outstanding a total of approximately 75,579,445 shares of Class A Common Stock (inclusive of the diluted effect of stock options using Black Scholes Valuation).
The Stockholders Agreement includes certain lock-up provisions limiting the ability of the Amneal Group Members to transfer New Amneal Shares held by such members for a period of 180 days from the Closing of the Combination. Based on Impax Shares outstanding as of November 16, 2017, following the consummation of the PIPE Investment and upon the expiration of the lock-up restrictions, approximately 179,889,019 shares of Class A Common Stock, subject to the redemption of the Amneal Common Units held by Amneal Group Members, will become eligible for sale or transfer (subject to certain continuing restrictions), but will be subject to volume limitations under Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of the Class A Common Stock could decline.

If the ownership of the Class A Common Stock is highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Class A Common Stock’s stock price to decline.
Executive officers and directors of New Amneal, and affiliates of executive officers and directors of New Amneal, are expected to beneficially own or control approximately 60% of the outstanding shares of New Amneal Shares following the completion of the Combination. Accordingly, these executive officers, directors, and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of New Amneal’s assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of New Amneal, even if such a change of control would benefit the other New Amneal stockholders. The significant concentration of stock ownership may adversely affect the trading price of Class A Common Stock due to investors’ perception that conflicts of interest may exist or arise.
The New Amneal charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between New Amneal and its stockholders, which could limit New Amneal stockholders’ ability to obtain a favorable judicial forum for disputes with New Amneal or its current or former directors, officers or employees.
The New Amneal charter provides that unless New Amneal consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of New Amneal, any action asserting a claim of breach of fiduciary duty owed by any current or former director or officer of New Amneal to New Amneal or its stockholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), the New Amneal charter or the New Amneal bylaws or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a New Amneal stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with New Amneal or its current or former directors, officers or other employees, which may discourage such lawsuits against New Amneal and its current or former directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the New Amneal charter to be inapplicable or unenforceable in an action, New Amneal may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.
Anti-takeover provisions under Delaware law could make an acquisition of New Amneal more difficult and may prevent attempts by New Amneal’s stockholders to replace or remove New Amneal’s management.
Because New Amneal will be incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding voting stock of New Amneal from merging or combining with the New Amneal. Although Impax and Amneal believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with New Amneal’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the New Amneal’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
Impax and Amneal do not anticipate New Amneal will pay any cash dividends in the foreseeable future.
The current expectation is New Amneal will retain its future earnings to fund the development and growth of New Amneal’s business. As a result, capital appreciation, if any, of the Class A Common Stock will be a New Amneal stockholder’s sole source of gain, if any, for the foreseeable future.
If New Amneal fails to maintain proper and effective internal controls, New Amneal’s ability to produce accurate and timely financial statements could be impaired, which could harm its operating results, its ability to operate its business and investors’ views of New Amneal.
New Amneal will be required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that New Amneal has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. New Amneal’s failure to maintain the effectiveness of its internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on its business. New Amneal could lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the price of its common stock. In addition, if New Amneal’s efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against New Amneal and its business may be harmed.

If securities or industry analysts do not publish, or cease publishing, research or reports about New Amneal, its business or its market, or if they change their recommendations regarding the Class A Common Stock adversely, the Class A Common Stock price and trading volume could decline.
If a trading market for Class A Common Stock develops, the trading market for Class A Common Stock will be influenced by whether industry or securities analysts publish research and reports about New Amneal, its business, its market or its competitors and, if any analysts do publish such reports, what they publish in those reports. New Amneal may not obtain analyst coverage in the future. Any analysts that do cover New Amneal may make adverse recommendations regarding the Class A Common Stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about New Amneal’s competitors. If any analyst who may cover New Amneal in the future were to cease coverage of New Amneal or fail to regularly publish reports on New Amneal, or if analysts fail to cover New Amneal or publish reports about New Amneal at all, New Amneal could lose, or never gain, visibility in the financial markets, which in turn could cause the stock price or trading volume of the Class A Common Stock to decline.
New Amneal’s growth is dependent on its ability to continue to successfully develop and commercialize new products in a timely manner.
New Amneal’s financial results will depend upon New Amneal's ability to introduce and commercialize additional generic and branded products in a timely manner. In the generic pharmaceutical products market, revenue from newly launched generic products is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general, including prices of generic products that have generic alternatives on the market, can generally be expected to decline over time. Revenue from branded pharmaceutical products can be expected to decline as the result of entry of new competitors, particularly of companies producing generic versions of the branded products. New Amneal’s growth is therefore dependent upon New Amneal’s ability to successfully introduce and commercialize new generic and branded products.

New Amneal’s approved products may not achieve expected levels of market acceptance.

Even if New Amneal is able to obtain regulatory approvals for its new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for New Amneal’s new products could be affected by several factors, including:

•	the availability of alternative products from New Amneal’s competitors;

•	the prices of New Amneal’s products relative to those of its competitors;

•	the timing of New Amneal’s market entry;

•	the ability to market New Amneal’s products effectively at the retail level;

•
the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of New Amneal’s drug products compared to those of competing products; and

•	the acceptance of New Amneal’s products by government and private formularies.

Some of these factors will not be in New Amneal’s control, and New Amneal’s products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety and efficacy of products previously or currently marketed by Impax or Amneal. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We do not own or rent facilities of any kind. At present, we operate from our principal office address that is located within the offices of Impax. However, since we were formed in order to effect the proposed Combination between Impax and Amneal, we have not carried on any activities other than those incidental to the Company’s formation and the matters contemplated by the BCA.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 15. Exhibits and Financial Statement Schedules - Note 6. Commitments and Contingencies” and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Atlas Holdings common stock, par value $0.01 per share (the “Atlas Holdings Shares”) are not trading on any stock exchange, and there is no established public trading market for its shares. Further, no market activity related to Atlas Holdings Shares has occurred since the Company's incorporation through December 31, 2017 and through the date of this Annual Report on Form 10-K.

Holders

As of December 31, 2017, there was one record holder - Impax - of an aggregate of 1,000 shares of common stock, par value $0.01 per share issued and outstanding.

Dividends

The registrant has not paid any cash dividends to date. As of the date of this Annual Report on Form 10-K, the expectation is that following the completion of the Combination Atlas Holdings will retain its future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the Atlas Holdings Shares following the closing of the Combination will be the sole source of gain, if any, for the foreseeable future for our Class A Common Stock holders. Any future dividends remain subject to approval by the Atlas Holdings board of directors and available distributable reserves.

Securities Authorized for Issuance under Equity Compensation Plans

On January 31, 2018, the Company’s board of directors approved the Atlas Holdings, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and in connection with the Combination, the Impax board of directors has recommended that Impax stockholders approve the 2018 Plan. If approved by Impax stockholders, the 2018 Plan will only become effective on the consummation of the Combination. Pursuant to the terms of the 2018 Plan, an aggregate of 23 million shares of Atlas Holdings Class A Common Stock will initially be available for issuance under awards granted pursuant to the 2018 Plan, which shares may be authorized but unissued shares, or shares purchased in the open market.

The Company has not authorized the issuance of any shares in connection with the 2018 Plan or any form of equity compensation plan.

Recent Sale of Unregistered Securities

There have been no sales of unregistered securities that have not been previously disclosed.

No securities have been issued for services. Neither the registrant nor any person acting on its behalf offered or sold securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period ended December 31, 2017, Impax purchased 1,000 Atlas Holdings Shares for a total aggregate amount of $10. As of December 31, 2017 Impax was the sole shareholder of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 17, 2017, Impax and Amneal announced their agreement to combine the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal pursuant to the BCA.

Atlas Holdings is a direct wholly owned subsidiary of Impax and Merger Sub is a direct wholly owned subsidiary of Atlas Holdings. Both Atlas Holdings and Merger Sub were incorporated on October 4, 2017 under the laws of the State of Delaware for the purpose of entering into the BCA.
Atlas Holdings and Merger Sub have not conducted any business operations other than that which are incidental to its formation and in connection with the transactions contemplated by the BCA. Upon the closing of the Combination, as described above, Atlas Holdings will be renamed Amneal Pharmaceuticals, Inc. and will become a holding company whose principal asset will be the economic interests in the combined business of Impax and Amneal. Immediately following the completion of the Combination and the PIPE Investment, New Amneal’s equity capital will consist solely of the New Amneal Shares issued pursuant to the Combination and in connection with the PIPE Investment. It is expected that the shares of Class A Common Stock of Atlas Holdings will be listed on the New York Stock Exchange under the ticker symbol “AMRX”.
Atlas Holdings did not commence operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to its formation and matters contemplated by the BCA during the period from October 4, 2017, Atlas Holdings’ date of incorporation, to December 31, 2017.

Atlas Holdings has had a limited operating history and does not have any revenues or earnings from operations to date. We have limited assets and financial resources.

As of December 31, 2017, we have not authorized the issuance of any Atlas Holdings Shares other than those held by Impax, our parent entity.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or during the period ended December 31, 2017.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not conducted any activities other than those incidental to our formation and matters contemplated by the BCA, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLAS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Atlas Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Atlas Holdings, Inc. and subsidiary (the Company) as of December 31, 2017, the related consolidated statements of operations, cash flows and stockholder’s equity for the period from October 4, 2017 (date of inception) to December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from October 4, 2017 (date of inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.
Philadelphia, Pennsylvania
March 9, 2018

ATLAS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

As of December 31, 2017

ASSETS
Current assets:
Total current assets	$—
Total assets	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Total current liabilities	$—
Total liabilities	—
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	10
Stockholder receivable	(10)
Total stockholder’s equity	—
Total liabilities and stockholder’s equity	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

From October 4, 2017 (date of inception) to December 31, 2017

Net revenue	$—
Total operating expenses	—
Provision for income taxes	—
Net loss	$—

Earnings (loss) per share:
Basic and diluted	$—

Weighted-average shares outstanding:
Basic and diluted	1,000

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

From October 4, 2017 (date of inception) to December 31, 2017
Cash flows from operating activities:
Net loss	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:	—
Other current assets and current liabilities	—
Net cash used in operating activities	—
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents at the beginning of period	—
Cash and cash equivalents at the end of year	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock
	Number of Shares	Common Stock at Par	Stockholder Receivable	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s Equity
October 4, 2017 (date of inception)	—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—
Issuance of common shares	1,000	10	(10)	—	—	—
Balance, December 31, 2017	1,000	$10	$(10)	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    OVERVIEW AND DESCRIPTION OF BUSINESS
Atlas Holdings, Inc. (the “Company”, “Atlas Holdings” or following the closing of the Combination (as defined below), “New Amneal”) is a Delaware corporation and a direct wholly-owned subsidiary of Impax Laboratories, Inc. (“Impax”) that was formed by Impax for the purpose of engaging in the proposed combination of the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal Pharmaceuticals, LLC (“Amneal”), pursuant to the terms of the Business Combination Agreement (the “BCA”), dated as of October 17, 2017, as amended on November 21, 2017 and December 16, 2017, by and among Impax, Amneal, the Company and K2 Merger Sub Corporation, a direct wholly owned subsidiary of the Company (“Merger Sub”) and the transactions contemplated thereby (the “Combination”). The Combination includes (i) the merger of Impax with Merger Sub, with Impax surviving the merger as a direct wholly owned subsidiary of the Company (the “Impax Merger”) (ii) the conversion of the surviving corporation of the Impax Merger into a Delaware limited liability company, (iii) the contribution by the Company of the of all of the equity interests of Impax to Amneal in exchange for certain equity interests of Amneal and (iv) the issuance by the Company of shares of its Class B Common Stock to the existing members of Amneal (the “Existing Amneal Members”). Following completion of the Combination, Atlas Holdings will be renamed Amneal Pharmaceuticals, Inc. and will become a holding company whose principal asset will be the economic interests in the combined business of Impax and Amneal. References to “New Amneal” throughout this Annual Report on Form 10-K refers to renamed company following the closing of the Combination.

As of December 31, 2017, the Company has no operations and no material assets or liabilities. The Company has not carried on any activities other than those incidental to the Company’s formation and the matters contemplated by the BCA during the period from October 4, 2017, the date of the Company’s formation, to December 31, 2017. As of December 31, 2017, the Company had 1,000 shares of its common stock, par value $0.01 per share, issued and outstanding to Impax.

NOTE 2.    BUSINESS COMBINATION OF AMNEAL AND IMPAX

As discussed above under “Note 1. Overview and Description of the Business”, Impax and Amneal entered into the BCA providing for the business combination amongst Impax, Amneal, Merger Sub and the Company. The BCA was unanimously approved by the board of directors of Impax.
In connection with the Combination, each share of common stock of Impax will be converted into the right to receive one share of New Amneal Class A common stock. Holders of Impax common stock (“Impax Stockholders”) immediately prior to the Combination will collectively hold approximately 25%, and the Existing Amneal Members will hold approximately 75%, of the voting and economic interests in the combined businesses of Impax and Amneal under New Amneal. Following the closing of the Combination and the investment by certain institutional investors including TPG Improv Holdings, L.P. and funds affiliated with Fidelity Management & Research Company (the “PIPE Investment”), it is expected that the Existing Amneal Members will hold approximately 60% of the voting power of the outstanding shares of New Amneal common stock (the “New Amneal Shares”) and TPG Improv Holdings, L.P. and other institutional investors will hold approximately 15% of the voting power of the outstanding New Amneal Shares.

Consummation of the Combination is subject to customary closing conditions, including, among other things, (i) the approval of the Impax Stockholders holding a majority of the outstanding Impax common stock entitled to vote, (ii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) the approval of the listing of the Company’s Class A common stock on the NYSE. The transaction is expected to close during the first half of 2018, however, there is no assurance that the Combination will be completed on the terms or timeline contemplated, or at all. See “Item IA. Risk Factors” above for additional information regarding the risks related to the Combination.

NOTE 3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements were prepared in U.S dollars in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, K2 Merger Sub.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S. Securities & Exchange Commission ("SEC") requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimated results.

NOTE 4.    STOCKHOLDERS’ EQUITY

As of December 31, 2017, the Company's authorized share capital consisted of 1,000 common shares, par value $0.01 per share. As of December 31, 2017, outstanding common shares consisted of 1000 shares issued to Impax, the sole shareholder of the Company. See "Note 5. Related Party Transactions."

NOTE 5.    RELATED PARTY TRANSACTIONS

As of December 31, 2017, a stockholder receivable of $10 was due from Impax in connection with the issuance of 1,000 common shares to Impax during the period.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Contingencies

Securities Class Actions

On December 12, 2017 and December 14, 2017, Plaintiffs Susan Vana and David Stone, respectively, filed class action complaints in the United States District Court for the Northern District of California on behalf of themselves and others similarly situated against the Company alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 generally alleging that the Registration Statement on Form S-4 related to the Combination contains false and misleading statements and/or omissions concerning the financial projections of Impax, Amneal, and New Amneal; Morgan Stanley & Co. LLC’s valuation analyses and Fairness Opinions relating to Impax and Amneal; potential conflicts of interest associated with one of Impax’s financial advisors and the proposed business combination with Amneal; and background information of the proposed business combination, including confidentiality agreements entered into by Impax in connection with the proposed business combination. No schedule has been set.

NOTE 7.     SUBSEQUENT EVENT

On January 31, 2018, the Company’s Board of Directors approved the Atlas Holdings, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and in connection with the Combination, the Impax board of directors has recommended that Impax stockholders approve the 2018 Plan. If approved by Impax stockholders, the 2018 Plan will only become effective on the consummation of the Combination. Pursuant to the terms of the 2018 Plan, an aggregate of 23 million shares of Atlas Holdings Class A Common Stock will initially be available for issuance under awards granted pursuant to the 2018 Plan, which shares may be authorized but unissued shares, or shares purchased in the open market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of December 31, 2017, that our disclosure controls and procedures were:

i.
effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii.
effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

There were no fees (audit fees, audit-related fees, tax fees or other fees) paid or payable to KPMG LLP relating to services provided to the Company as of or for the period ended December 31, 2017.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. All Financial Statements

Financial statements filed as part of this annual report are listed under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

Atlas Holdings, Inc.

By:	/s/ Bryan M. Reasons
	Name:	Bryan M. Reasons
	Title:	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 9, 2018.

Signature	Title

/s/ Paul M. Bisaro	President, Chief Executive Officer and Director
Paul M. Bisaro	(Principal Executive Officer)

/s/ Bryan M. Reasons	Executive Vice President, Chief Financial Officer and Director
Bryan M. Reasons	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark A. Schlossberg	Director
Mark A. Schlossberg

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1
Business Combination Agreement, dated as of October 17, 2017, among Impax Laboratories, Inc., Amneal Pharmaceuticals LLC, Atlas Holdings, Inc. and K2 Merger Sub Corporation. (incorporated by reference to Annex A to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018)*.

Incorporated by Reference

2.2
Amendment No. 1, dated as of November 21, 2017, to the Business Combination Agreement, dated as of October 17, 2017, by and among Impax Laboratories, Inc., Atlas Holdings, Inc., K2 Merger Sub Corporation and Amneal Pharmaceuticals LLC (incorporated by reference to Annex I to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

2.3
Amendment No. 2, dated as of December 16, 2017, to the Business Combination Agreement, dated as of October 17, 2017, by and among Impax Laboratories, Inc., Atlas Holdings, Inc., K2 Merger Sub Corporation and Amneal Pharmaceuticals LLC (incorporated by reference to Annex K to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

2.4
PIPE Side Letter, dated November 21, 2017, by and among Amneal Holdings, LLC, Atlas Holdings, Inc., and TPG Improv Holdings, L.P. (incorporated by reference to Annex J to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

3.1.1	Certificate of Incorporation of Atlas Holdings, Inc. dated as of October 4, 2017	Filed herewith

3.1.2
Form of Restated Certificate of Incorporation of Amneal Pharmaceuticals, Inc. (incorporated by reference to Annex D to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

3.2.1	Bylaws of Atlas Holdings, Inc.	Filed herewith

3.2.2	Form of Bylaws of Amneal Pharmaceuticals, Inc. (incorporated by reference to Annex E to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).	Incorporated by Reference

10.1
Second Amended and Restated Stockholders Agreement, dated as of December 16, 2017, among Atlas Holdings, Inc., Amneal Pharmaceuticals Holdings Company LLC, AP Class D Member, LLC, AP Class E Member, LLC and AH PPU Management, LLC (incorporated by reference to Annex B to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

10.2
Form of Tax Receivable Agreement, among Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC and the Members of Amneal Pharmaceuticals LLC from time to time party thereto (incorporated by reference to Annex F to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

10.3†	Form of Atlas Holdings, Inc. 2018 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Form S-4 Registration Statement filed on February 1, 2018).	Incorporated by Reference

10.4†
Employment Agreement, dated December 16, 2017, by and among Amneal Pharmaceuticals LLC, Atlas Holdings, Inc. and Robert A. Stewart (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Form S-4 Registration Statement filed on December 29, 2017).
Incorporated by Reference

10.5†
Memorandum of Understanding, dated December 16, 2017, by and among Amneal Pharmaceuticals LLC, Paul  M. Bisaro, Impax Laboratories, Inc., Amneal Holdings, LLC and Atlas Holdings, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Form S-4 Registration Statement filed on December 29, 2017).
Incorporated by Reference

10.6†
Employment Agreement, dated March 24, 2017, by and between Impax Laboratories, Inc. and Paul M. Bisaro (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Form S-4 Registration Statement filed on December 29, 2017).
Incorporated by Reference

10.7†
Employment Agreement, dated January 24, 2018, by and among Amneal Pharmaceuticals LLC, Amneal Holdings, LLC and Andrew Boyer (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Form S-4 Registration Statement filed on February 6, 2018).
Incorporated by Reference

21.1	Subsidiaries of Registrant.	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet as of December 31, 2017, (ii) Consolidated Statement of Operations from October 4, 2017 to December 31, 2017, (iii) Consolidated Statement of Cash Flows from October 4, 2017 to December 31, 2017, (iv) Consolidated Statement of Stockholders’ Equity from October 4, 2017 to December 31, 2017 and (v) Notes to Consolidated Financial Statements for the period ended December 31, 2017.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
†	Management contract, compensatory plan or arrangement.