Form 10-Q
period 2018-03-31
Amneal Pharmaceuticals, Inc.
filed 2018-05-15
CIK 1723128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 333-221707

AMNEAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	32-0546926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Amneal Pharmaceuticals, Inc. 400 Crossing Blvd Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

(908) 947-3120
(Registrant’s telephone number, including area code)
Atlas Holdings, Inc. 30831 Huntwood Avenue, Hayward, CA 94544
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

There were 1,000 shares of the registrant’s common stock outstanding as of May 7, 2018.

AMNEAL PHARMACEUTICALS, INC.
(formerly, ATLAS HOLDINGS, INC.)
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMNEAL PHARMACEUTICALS, INC.
(formerly, ATLAS HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Total current assets	$—	$—
Total assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Total current liabilities	$—	$—
Total liabilities	$—	$—
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	10	10
Stockholder receivable	(10)	(10)
Total stockholder’s equity	—	—
Total liabilities and stockholder’s equity	$—	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMNEAL PHARMACEUTICALS, INC.
(formerly, ATLAS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2018
Net revenue	$—
Total operating expenses	—
Provision for income taxes	—
Net loss	$—

Earnings (loss) per share:
Basic and diluted	$—

Weighted-average shares outstanding:
Basic and diluted	1,000

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMNEAL PHARMACEUTICALS, INC.
(formerly, ATLAS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2018
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

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

AMNEAL PHARMACEUTICALS, INC.
(formerly, ATLAS HOLDINGS, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	OVERVIEW AND DESCRIPTION OF BUSINESS

Amneal Pharmaceuticals, Inc., formerly known as Atlas Holdings, Inc. (the “Company”), was formed along with its wholly owned subsidiary, K2 Merger Sub Corporation, a Delaware corporation ("Merger Sub"), on October 4, 2017, for the purpose of facilitating the combination of Impax Laboratories, Inc. (now Impax Laboratories, LLC after the completion of the Impax Conversion as defined and described below), a Delaware corporation then listed on the Nasdaq Stock Market ("Impax") and Amneal Pharmaceuticals LLC, a Delaware limited liability company ("Amneal LLC"). On October 17, 2017, Impax and Amneal LLC announced their agreement to combine the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal LLC pursuant to the Business Combination Agreement (the “BCA”), dated as of October 17, 2017, as amended on November 21, 2017 and December 16, 2017, by and among Impax, Amneal LLC, the Company and Merger Sub. As used herein, the “Company” and “Amneal” refers to Amneal Pharmaceuticals, Inc. at and after the closing of the Transactions (as defined below) and to Atlas Holdings, Inc. prior to the closing of the Transactions.

On the closing of the transactions in accordance with the BCA on May 4, 2018 (i) Merger Sub merged with and into Impax (the “Impax Merger”), with Impax surviving the Impax Merger as a direct wholly-owned subsidiary of the Company, (ii) each share of Impax’s common stock, par value $0.01 per share (“Impax Common Stock”), issued and outstanding immediately prior to the Impax Merger, other than Impax Common Stock held by Impax in treasury, by Amneal LLC or by any of their respective subsidiaries, was converted into the right to receive one fully paid and nonassessable share of Class A common stock of the Company, par value $0.01 per share (“Class A Common Stock”), (iii) Impax was converted to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act (the “Impax Conversion”), (iv) the Company contributed to Amneal LLC all of the Company’s equity interests in Impax, in exchange for common units of Amneal LLC (the “Contribution”), (v) the Company issued an aggregate number of shares of Class B common stock of the Company, par value $0.01 per share (“Class B Common Stock”, and together with Class A Common Stock and Class B-1 common stock of the Company, par value $0.01 per share the “Company Common Stock”) to Amneal Pharmaceuticals Holding Company, LLC (the “Issuance” and, together with the Impax Merger, the Impax Conversion and the Contribution, the “Transactions”), and (vi) the Company became the managing member of Amneal LLC. In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from Atlas Holdings, Inc. to Amneal Pharmaceuticals, Inc. On May 7, 2018, the Company began trading on the New York Stock Exchange under the symbol “AMRX”.

In this Quarterly Report on Form 10-Q, the Company is reporting the shell company results for Amneal for the quarter ended March 31, 2018. As of March 31, 2018, Amneal was known as Atlas Holdings, Inc. and was a wholly owned subsidiary of Impax. Prior to the Closing of the Transactions on May 4, 2018, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and the matters contemplated by the BCA and had no operations and no material assets or liabilities.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements were prepared in U.S dollars in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, K2 Merger Sub.

Recent Accounting Pronouncements

The Company evaluates new pronouncements as issued and evaluates the effect of adoption at the time. The Company has determined that the issuance of recently issued accounting pronouncements will not have an impact on the consolidated financial statements.

3.     STOCKHOLDERS’ EQUITY

As of March 31, 2018, the Company's authorized share capital consisted of 1,000 common shares, par value $0.01 per share. As of March 31, 2018, outstanding common shares consisted of 1,000 shares issued to Impax, the sole shareholder of the Company. See "Note 4. Related Party Transactions."

4.     RELATED PARTY TRANSACTIONS

As of March 31, 2018, a stockholder receivable of $10 was due from Impax in connection with the issuance of 1,000 common shares to Impax during the period.

5.     COMMITMENTS AND CONTINGENCIES

Commitments

The Company has not carried on any activities other than those that are incidental to the Company’s formation and the matters contemplated by the BCA during the period from October 4, 2017, the date of the Company’s formation, to March 31, 2018.

Contingencies

Securities Class Actions

On December 12, 2017 and December 14, 2017, Plaintiffs Susan Vana and David Stone, respectively, filed class action complaints in the United States District Court for the Northern District of California on behalf of themselves and others similarly situated against the Company alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) generally alleging that the Registration Statement on Form S-4 related to the Transactions contains false and misleading statements and/or omissions concerning the financial projections of Impax, Amneal LLC, and the Company; Morgan Stanley & Co. LLC’s valuation analyses and fairness opinions relating to Impax and Amneal LLC; potential conflicts of interest associated with one of Impax’s financial advisors and the Transactions; and background information of the Transactions, including confidentiality agreements entered into by Impax in connection with the Transactions. On April 4, 2018, plaintiffs filed a Stipulation and Proposed Order voluntarily dismissing the actions and on April 5, 2018, the court issued an order to dismiss the actions. By no later than June 1, 2018, plaintiffs shall file any petition and supporting papers for an award of attorneys’ fees and expenses.

6.     SUBSEQUENT EVENTS

As described in “Note 1. Basis of Presentation” Amneal Pharmaceuticals, LLC (“Amneal LLC”) completed its business combination with Impax on May 4, 2018 pursuant to the BCA. The following events occurred subsequent to the closing (the “Closing”) of the transactions contemplated by the BCA

•
Amneal LLC, a direct subsidiary of the Company, and certain of Amneal LLC’s subsidiaries from time to time party thereto (the “Loan Parties”) entered into (i) a Term Loan Credit Agreement, dated as of May 4, 2018 among Amneal LLC, as the borrower, JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent and collateral agent, and the lenders and other parties party thereto, pursuant to which the lenders have extended, on the terms and subject to the conditions set forth therein, a term loan facility to Amneal LLC, as the borrower, in an initial aggregate principal amount of up to $2.7 billion  (the “Term Loan”) and (ii) a Revolving Credit Agreement, dated as of May 4, 2018 among Amneal LLC, as the borrower, the other Loan Parties from time to time party thereto, JPM, as administrative agent and collateral agent and the lenders and other parties party thereto, pursuant to which the lenders have extended, on the terms and subject to the conditions set forth therein, an asset based revolving credit facility (the “ABL Facility”) for loans and letters of credit to such Loan Parties in an initial aggregate principal amount of up to $500.0 million. The net proceeds from the Term Loan were used to finance in part the transaction, to pay off the certain existing indebtedness of Amneal LLC and Impax, and to pay fees and expenses related to the foregoing.  The Term Loan will mature on May 4, 2025 and the ABL Facility will mature on May 4, 2023.

•
On May 7, 2018, Amneal LLC entered into a Purchase and Sale Agreement with Gemini Laboratories, LLC (“Gemini”) and its members (the “Gemini Sellers”), Amneal LLC purchased from the Gemini Sellers 98% of the outstanding membership interests of Gemini in exchange for aggregate consideration consisting of: (i) $40.0 million in cash, (ii) $77.2 million in the form of a promissory note with a six month maturity and (iii) certain assumed liabilities (the “Gemini Purchase”). The Gemini Purchase is a related party transaction.

The foregoing subsequent events did not impact the Company’s Statement of Operations, Balance Sheet or Cash Flow Statement for the quarter ended March 31, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our company was formerly known as Atlas Holdings, Inc. and was formed along with our wholly owned subsidiary, K2 Merger Sub Corporation, a Delaware corporation ("Merger Sub"), on October 4, 2017, for the purpose of facilitating the combination of Impax Laboratories, Inc., (now Impax Laboratories, LLC after the completion of the Impax Conversion as defined and described below) a Delaware corporation then listed on the Nasdaq Stock Market ("Impax") and Amneal Pharmaceuticals LLC, a Delaware limited liability company ("Amneal LLC"). On October 17, 2017, Impax and Amneal LLC announced their agreement to combine the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal LLC pursuant to the Business Combination Agreement (the “BCA”), dated as of October 17, 2017, as amended on November 21, 2017 and December 16, 2017, by and among Impax, Amneal LLC, our company and Merger Sub. As used herein, “we”, “our,” the “Company” and “Amneal” refers to Amneal Pharmaceuticals, Inc. at and after the closing of the Transactions (as defined below) and to Atlas Holdings, Inc. prior to the closing of the Transactions.

On the closing of the transactions in accordance with the BCA on May 4, 2018 (i) Merger Sub merged with and into Impax (the “Impax Merger”), with Impax surviving the Impax Merger as a direct wholly-owned subsidiary of our company, (ii) each share of Impax’s common stock, par value $0.01 per share (“Impax Common Stock”), issued and outstanding immediately prior to the Impax Merger, other than Impax Common Stock held by Impax in treasury, by Amneal LLC or by any of their respective subsidiaries, was converted into the right to receive one fully paid and nonassessable share of Class A common stock of our company, par value $0.01 per share (“Class A Common Stock”), (iii) Impax was converted to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act (the “Impax Conversion”), (iv) we contributed to Amneal LLC all of our equity interests in Impax, in exchange for common units of Amneal LLC (the “Contribution”), (v) we issued an aggregate number of shares of Class B common stock of our company, par value $0.01 per share (“Class B Common Stock”, and together with Class A Common Stock and Class B-1 common stock of our company, par value $0.01 per share the “Company Common Stock”) to Amneal Pharmaceuticals Holding Company, LLC (the “Issuance” and, together with the Impax Merger, the Impax Conversion and the Contribution, the “Transactions”), and (vi) we became the managing member of Amneal LLC. In connection with the consummation of the Transactions (the “Closing”), we changed our name from Atlas Holdings, Inc. to Amneal Pharmaceuticals, Inc. On May 7, 2018, we began trading on the New York Stock Exchange under the symbol “AMRX”.

In this Quarterly Report on Form 10-Q, we are reporting the shell company results for the Company for the quarter ended March 31, 2018. As of March 31, 2018, the Company was known as Atlas Holdings, Inc. and a wholly owned subsidiary of Impax. Prior to the Closing on May 4, 2018, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and the matters contemplated by the BCA and had no operations and no material assets or liabilities.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies during the quarter ended March 31, 2018 compared to those previously disclosed in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity and Capital Resources

Amneal Pharmaceuticals, Inc. has had a limited operating history and does not have any revenues or earnings from operations and has limited assets and financial resources as of March 31, 2018.

Contractual Commitments

See “Note 5. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not conducted any activities other than those that are incidental to our formation and the matters contemplated by the BCA, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements – Note 5. Commitments and Contingencies” and is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities during the quarter ended March 31, 2018.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statement of Operations for the three months ended March 31, 2018, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and (v) Notes to Interim Consolidated Financial Statements.
Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Robert Stewart
Robert Stewart
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)