Form 10-Q
period 2018-09-30
Amneal Pharmaceuticals, Inc.
filed 2018-11-07
CIK 1723128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-38485

Amneal Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
Delaware	32-0546926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Amneal Pharmaceuticals, Inc. 400 Crossing Boulevard, Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

(908) 947-3120
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 31, 2018, there were 114,977,648 shares of Class A common stock outstanding, 171,260,707 shares of Class B common stock outstanding and 12,328,767 shares of Class B-1 common stock outstanding, all with a par value of $0.01.

Amneal Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$476,487	$254,733	$1,165,463	$740,285
Cost of goods sold	276,382	119,720	642,468	365,523
Gross profit	200,105	135,013	522,995	374,762
Selling, general and administrative	78,075	27,440	156,199	82,080
Research and development	42,999	41,323	137,543	127,926
Intellectual property legal development expenses	4,401	6,693	13,024	17,786
Legal settlement gain	—	(21,467)	—	(21,467)
Acquisition, transaction-related and integration expenses	2,231	2,271	216,873	2,353
Restructuring (benefit) expenses	(2,156)	—	42,309	—
Operating income (loss)	74,555	78,753	(42,953)	166,084
Other (expense) income:
Interest expense, net	(43,018)	(19,218)	(100,691)	(51,105)
Foreign exchange (loss) gain	(5,137)	(4,178)	(22,518)	25,751
Loss on extinguishment of debt	—	—	(19,667)	(2,531)
Loss on sale of certain international businesses	(2,812)	(28,880)	(2,812)	(28,880)
Other (expense) income	(1,014)	(93)	725	(71)
Total other expense, net	(51,981)	(52,369)	(144,963)	(56,836)
Income (loss) before income taxes	22,574	26,384	(187,916)	109,248
Provision for (benefit from) income taxes	5,109	(738)	(6,943)	2,117
Net income (loss)	17,465	27,122	(180,973)	107,131
Less: Net (income) loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(26,780)	148,806	(106,079)
Less: Net (income) loss attributable to non-controlling interests	(10,577)	(342)	21,191	(1,052)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	6,888	—	(10,976)	—
Accretion of redeemable non-controlling interest	64	—	(1,176)	—
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$6,952	$—	$(12,152)	$—

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.05		$(0.10)
Class A and Class B-1 diluted	$0.05		$(0.10)

Weighted-average common shares outstanding:
Class A and Class B-1 basic	127,247		127,196
Class A and Class B-1 diluted	128,222		127,196
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$17,465	$27,122	$(180,973)	$107,131
Less: Net (income) loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(26,780)	148,806	(106,079)
Less: Net (income) loss attributable to non-controlling interests	(10,577)	(342)	21,191	(1,052)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	6,888	—	(10,976)	—
Accretion of redeemable non-controlling interest	64	—	(1,176)	—
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	6,952	—	(12,152)	—
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,939)	6,725	(8,964)	(4,219)
Less: Other comprehensive (income) loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(6,725)	(1,721)	4,219
Less: Other comprehensive loss attributable to non-controlling interests	4,555	—	6,131	—
Other comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	(3,384)	—	(4,554)	—
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$3,568	$—	$(16,706)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$165,192	$74,166
Restricted cash	7,001	3,756
Trade accounts receivable, net	641,029	351,367
Inventories	490,768	284,038
Prepaid expenses and other current assets	126,386	42,396
Related party receivables	925	16,210
Total current assets	1,431,301	771,933
Property, plant and equipment, net	567,498	486,758
Goodwill	410,616	26,444
Intangible assets, net	1,733,020	44,599
Deferred tax asset, net	365,971	898
Other assets	73,642	11,257
Total assets	$4,582,048	$1,341,889
Liabilities and Stockholders' Equity / Members' Deficit
Current liabilities:
Accounts payable and accrued expenses	$513,122	$194,779
Note payable and accrued interest-related party	78,126	—
Current portion of long-term debt and financing obligations, net	121,694	89,482
Related party payables	36,329	12,622
Total current liabilities	749,271	296,883
Long-term debt and financing obligations, net	2,675,108	1,395,261
Deferred income taxes	1,761	2,491
Liabilities under tax receivable agreement	195,820	—
Other long-term liabilities	44,769	7,793
Related party payable- long term	—	15,043
Total long-term liabilities	2,917,458	1,420,588
Commitments and contingencies (Notes 5 & 18)
Redeemable non-controlling interest	—	—
Stockholders' equity / members' deficit:
Members' equity, 189,000 units authorized, issued and outstanding at December 31, 2017	—	2,716
Members' accumulated deficit	—	(382,785)
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued and outstanding at September 30, 2018	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized; 114,974 shares issued and outstanding at September 30, 2018	1,150	—
Class B common stock, $0.01 par value, 300,000 shares authorized; 171,261 shares issued and outstanding at September 30, 2018	1,713	—
Class B-1 common stock, $0.01 par value, 18,000 shares authorized; 12,329 shares issued and outstanding at September 30, 2018	123	—
Additional paid-in capital	520,160	8,562
Stockholders' accumulated deficit	(12,152)	—
Stockholders' accumulated other comprehensive loss	(9,889)	(14,232)
Total Amneal Pharmaceuticals, Inc. stockholders' equity/ members' deficit	501,105	(385,739)
Non-controlling interests	414,214	10,157
Total stockholders' equity/ members' deficit	915,319	(375,582)
Total liabilities and stockholders' equity/ members’ deficit	$4,582,048	$1,341,889
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders' / Members’ Deficit
(unaudited; in thousands)

			Preferred Stock		Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interest
	Members' Equity	Members' Accumulated Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Stockholders' Accumulated Deficit
Balance at January 1, 2018	$2,716	$(382,785)	—	$—	—	$—	—	$—	—	$—	$8,562	$—	(14,232)	$10,157	$(375,582)	$—
Period Prior to the Combination															—
Net (loss) income	—	(148,806)	—	—	—	—	—	—	—	—	—	—	—	97	(148,709)	—
Cumulative-effective adjustment from adoption of ASU 2014-09 (Topic 606)	—	4,977	—	—	—	—	—	—	—	—	—	—	—	—	4,977	—
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	360	360	—
Distributions to members	—	(182,998)	—	—	—	—	—	—	—	—	(8,562)	—	—	—	(191,560)	—
PPU expense	158,757	—	—	—	—	—	—	—	—	—	—		—	—	158,757	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	1,721	—	1,721	—
Capital contribution by Amneal Holdings for employee bonuses	27,742	—	—	—	—	—	—	—	—	—	—	—	—	—	27,742	—
Period Subsequent to the Combination
Effect of the Combination	(189,215)	709,612	—	—	73,289	733	224,996	2,250	—	—	323,589	—	9,437	626,737	1,483,143	—
Redemption of Class B Common Stock for PIPE	—	—	—	—	34,520	345	(46,849)	(468)	12,329	123	165,180	—	(1,965)	(130,501)	32,714	—
Redemption of Class B Common Stock for distribution to PPU Holders	—	—	—	—	6,886	69	(6,886)	(69)	—	—	24,293	—	(289)	(19,181)	4,823	—
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(10,976)	—	(21,355)	(32,331)	67
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(4,554)	(6,131)	(10,685)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,234	—	—	—	5,234	—
Exercise of stock options	—	—	—	—	279	3	—	—	—	—	3,610	—	(7)	(444)	3,162	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,176)	—	(10,532)	(11,708)	11,708
Non-controlling interests from acquisition of Gemini	—	—	—	—	—	—	—	—	—	—	—	—	—	2,518	2,518	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,775)
Tax distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,543)	(35,543)	—
Other	—	—	—	—	—	—	—	—	—	—	(1,746)	—	—	(1,968)	(3,714)	—
Balance at September 30, 2018	$—	$—	—	$—	114,974	$1,150	171,261	$1,713	12,329	$123	$520,160	$(12,152)	$(9,889)	$414,214	$915,319	$—
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(180,973)	$107,131
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,910	33,094
Unrealized foreign currency loss (gain)	21,560	(27,692)
Amortization of debt issuance costs	4,220	3,895
Loss on extinguishment of debt	19,667	2,531
Loss on sale of certain international businesses	2,812	28,880
Transaction costs paid by Amneal Holdings, LLC	—	2,008
Intangible asset impairment charges	8,474	—
Deferred tax provision	(9,111)	(534)
Stock-based compensation and PPU expense	163,991	—
Inventory provision	20,755	1,510
Other operating charges and credits, net	(1,955)	431
Changes in assets and liabilities:
Trade accounts receivable, net	(74,711)	48,468
Inventories	(53,708)	(25,186)
Prepaid expenses, other current assets and other assets	9,803	(18,604)
Related party receivables	10,828	1,397
Accounts payable, accrued expenses and other liabilities	(26,858)	5,583
Related party payables	(14,125)	6,010
Net cash (used in) provided by operating activities	(9,421)	168,922
Investing activities:
Purchases of property, plant and equipment	(63,065)	(70,153)
Acquisition of product rights and licenses	(14,000)	(19,500)
Acquisitions, net of cash acquired	(324,634)	—
Net cash used in investing activities	(401,699)	(89,653)
Financing activities:
Payments of deferred financing costs and debt extinguishment costs	(54,955)	(5,026)
Proceeds from issuance of debt	1,325,383	250,000
Payments of principal on debt, financing obligations and capital leases	(610,482)	(10,260)
Net borrowings on revolving credit line	25,000	25,000
Proceeds from exercise of stock options	3,162	—
Equity contributions	27,742	40
Capital contribution from non-controlling interest	360	—
Acquisition of redeemable non-controlling interest	(11,775)	—
Distributions to members	(182,998)	(355,265)
Repayment of related party note	(14,842)	—
Net cash provided by (used in) financing activities	506,595	(95,511)
Effect of foreign exchange rate on cash	(1,204)	50
Net increase (decrease) in cash, cash equivalents, and restricted cash	94,271	(16,192)
Cash, cash equivalents, and restricted cash - beginning of period	77,922	37,546
Cash, cash equivalents, and restricted cash - end of period	$172,193	$21,354
Cash and cash equivalents - end of period	$165,192	$19,348
Restricted cash - end of period	7,001	2,006
Cash, cash equivalents, and restricted cash - end of period	$172,193	$21,354
Supplemental disclosure of cash flow information:
Cash paid for interest	$89,075	$47,968
Income taxes paid	$5,379	$4,017
Supplemental disclosure of non-cash investing and financing activity:
Tax distribution to non-controlling interest	$35,543	$—
Distribution to members	$8,562	$—
Receivable from the sale of certain international businesses	$—	$18,283
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

Amneal was formed in 2002 and operates through various subsidiaries. Amneal is a vertically integrated developer, manufacturer, and seller of generic pharmaceutical products. Amneal’s pharmaceutical research includes analytical and formulation development and stability. Amneal has operations in the United States, Switzerland, India, Ireland and the United Kingdom, and certain other countries, primarily in Western Europe. Amneal sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.

On October 17, 2017, Amneal, Impax, the Company and Merger Sub entered into the Business Combination Agreement, as amended on November 21, 2017 and December 16, 2017 (the "BCA").

On May 4, 2018, pursuant to the BCA, Impax and Amneal combined the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal to create the Company as a new generics and specialty pharmaceutical company, through the following transactions (together, the "Combination," and the closing of the Combination, the "Closing"): (i) Merger Sub merged with and into Impax, with Impax surviving as a direct wholly owned subsidiary of the Company, (ii) each share of Impax’s common stock, par value $0.01 per share ("Impax Common Stock"), issued and outstanding immediately prior to the Closing, other than Impax Common Stock held by Impax in treasury, by the Company or by any of their respective subsidiaries, was converted into the right to receive one fully paid and non-assessable share of Class A common stock of the Company, par value $0.01 per share ("Class A Common Stock"), (iii) Impax converted to a Delaware limited liability company, (iv) the Company contributed to Amneal all of the Company’s equity interests in Impax, in exchange for Amneal common units ("Amneal Common Units"), (v) the Company issued an aggregate number of shares of Class B common stock of the Company, par value $0.01 per share ("Class B Common Stock," and collectively, with the Class A Common Stock and Class B-1 common stock of the Company, par value $0.01, ("Class B-1 Common Stock"), the "Company Common Stock" to APHC Holdings, LLC, (formerly Amneal Holdings, LLC), the parent entity of Amneal as of the Closing ("Holdings"), and (vi) the Company became the managing member of Amneal.

Immediately upon the Closing, holders of Impax Common Stock prior to the Closing collectively held approximately 25% of the Company and Holdings held a majority interest in the Company with an effective voting interest of approximately 75% on a fully diluted and as converted basis through its ownership of Class B Common Stock. Holdings also held a corresponding number of Amneal Common Units, which entitled it to approximately 75% of the economic interests in the combined businesses of Impax and Amneal. The Company held an interest in Amneal of approximately 25% and became its managing member.

In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855.0 million. Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis. On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage held by non-controlling interest holders upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%. As of September 30, 2018, the overall interest percentage held by non-controlling interest holders was approximately 57%.

On July 5, 2018, Holdings distributed to its members all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of September 30, 2018, Holdings did not hold any equity interest in Amneal or the Company. The members of Holdings to whom Amneal Common Units and shares of Class B Common Stock were distributed are hereinafter referred to as the "Amneal Group."

The Company is a holding company, whose principal assets are Amneal Common Units.

The accompanying unaudited consolidated financial statements should be read in conjunction with Amneal’s annual financial statements for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on May 7, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP") have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2018, and its results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and changes in stockholders'/ members’ deficit and cash flows for the nine months ended September 30, 2018 and 2017. The consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, bill backs, allowances for accounts receivable, accrued liabilities, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.

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

A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2018 is as follows (in thousands):

	Contract Charge-backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at January 1, 2018	$453,703	$20,408	$45,175	$12,911
Liabilities assumed from acquisitions	221,561	11,781	98,533	49,743
Provision related to sales recorded in the period	2,372,877	81,208	52,444	78,073
Credits issued during the period	(2,422,623)	(83,721)	(56,454)	(51,785)
Balance at September 30, 2018	$625,518	$29,676	$139,698	$88,942

Stock-Based Compensation

The Company’s stock-based compensation consists of stock options and restricted stock units ("RSUs") awarded to employees and non-employee directors. Stock options are measured at their fair value on the grant date or date of modification, as applicable. RSUs are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted for as a reduction in stock-based compensation expense in the period such awards are forfeited. The Company's policy is to issue new shares upon option exercises and RSU vestings.

Foreign Currencies

The Company has operations in the U.S., Switzerland, India, the U.K., Ireland, and other international jurisdictions. The results of its non-U.S. dollar based operations are translated to U.S. Dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Investment accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’/members’ deficit in the consolidated balance sheet and are included in the determination of comprehensive income. Transaction gains and losses are included in the determination of net income (loss) in the Company consolidated statements of operations as a component of foreign exchange gains and losses. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of three months or less. A portion of the Company’s cash flows are derived outside the U.S. As a result, the Company is subject to market risk associated with changes in foreign exchange rates. The Company maintains cash balances at both U.S. based and foreign based commercial banks. At various times during the year, cash balances in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation ("FDIC").

Restricted Cash

At September 30, 2018 and December 31, 2017, respectively, the Company had restricted cash balances of $7.0 million and $3.8 million in its bank accounts primarily related to the purchase of certain land and equipment.

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

Upon retirement or disposal, the cost of the asset disposed and the accumulated depreciation are removed from the accounts, and any gain or loss is reflected as part of operating income (loss) in the period of disposal. Expenditures that significantly increase value or extend useful lives of property, plant, and equipment are capitalized, whereas those for normal maintenance and repairs are expensed. The Company capitalizes interest on borrowings during the construction period of major capital projects as part of the related asset and amortizes the capitalized interest into earnings over the related asset’s remaining useful life.

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

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company's outlook and market performance of the Company's industry and recent and forecasted financial performance.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries’ financial statements.

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

Intellectual Property Legal Development Expenses

The Company expenses external intellectual property legal development expenses as incurred. These costs relate to legal challenges of innovator’s patents for invalidity or non-infringement, which are customary in the generic pharmaceutical industry, and are incurred predominately during development of a product and prior to regulatory approval. Associated costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property supporting the Company's regulatory filings.

Shipping Costs

The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $6.1 million and $14.7 million for the three and nine months ended September 30, 2018, respectively. Shipping costs were $3.2 million and $6.5 million for the three and nine months ended September 30, 2017, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation, including combining depreciation and amortization expense into the respective cost of goods sold, selling, general and administrative and research and development expense presentation on the consolidated statements of operations, as well as combining accounts payable and accrued expenses and combining long-term debt, financing obligations and revolving credit facility in the balance sheet presentation.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The guidance will be effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates. This guidance represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which that company expects to be entitled to receive in exchange for those goods or services. This update sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed.

On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 2014-09 and associated ASU's (collectively "Topic 606"), using the modified retrospective method, applied to all contracts not completed as of the date of adoption. This method requires the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the period of adoption.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 82): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance that changes the impairment model for most financial assets including trade receivables and certain other instruments that are not measured at fair value through net income. The standard will replace today’s "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company for the annual period beginning after December 15, 2019. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to improve financial reporting of leasing transactions. Topic 842 requires lessees to recognize most leases on their balance sheet, makes selected changes to lessor accounting and requires disclose of additional key information about leases. In July 2018, the FASB issued clarifying guidance to the topic in ASU No. 2018-11 and No. 2018-10, “Leases (Topic 842),” which defined several practical expedients for adoption and clarified new accounting methodologies. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. The Company will adopt Topic 842 on a modified retrospective basis, applying the transition requirements as of January 1, 2019.

As part of the Company's impact assessment, it has performed an initial scoping exercise and preliminarily determined its lease population. A framework for the lease identification process has been developed and the Company is currently evaluating the lease population to determine its transition adjustment. Additionally, the Company is in the process of assessing any potential impacts on its internal controls and processes related to both the implementation and ongoing compliance of the new guidance. The Company is assessing the impact of the practical expedients, but anticipates electing to apply them. The Company plans to adopt the new guidance using a modified retrospective approach and upon adoption, there will be an increase to the Company's long-term assets and liabilities as a result of its minimum lease obligations.

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

3. Acquisitions and Divestitures

Acquisitions

Impax Acquisition

On May 4, 2018, the Company completed the Combination, as described in Note 1. Nature of Operations and Basis of Presentation. For the nine months ended September 30, 2018, transaction costs associated with the Impax acquisition of $23.3 million were recorded in acquisition, transaction-related and integration expenses (none for the three months ended September 30, 2018).

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

The measurement of the consideration transferred by Amneal for its interest in Impax is based on the fair value of the equity interest that Amneal would have had to issue to give the Impax shareholders the same percentage equity interest in the Company, which is equal to approximately 25% of Amneal, on May 4, 2018. However, the fair value of Impax's common stock was used to calculate the consideration for the Combination because Impax's common stock had a quoted market price and the Combination involved only the exchange of equity.

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
(1) Represents shares of Impax Common Stock issued and outstanding immediately prior to the Combination
(2) Represents the fair value of 3.0 million fully vested Impax stock options valued using the Black-Scholes options pricing model.

The following is a summary of the preliminary purchase price allocation for the Impax acquisition (in thousands):

Preliminary Fair Values As of September 30, 2018
Trade accounts receivable, net	$206,749
Inventories	186,498
Prepaid expenses and other current assets	91,430
Property, plant and equipment	87,472
Goodwill	384,905
Intangible assets	1,584,488
Other	56,652
Total assets acquired	2,598,194
Accounts payable	47,912
Accrued expenses and other current liabilities	270,911
Long-term debt	599,400
Other long-term liabilities	33,793
Total liabilities assumed	952,016
Net assets acquired	$1,646,178

Intangible Assets

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Preliminary Fair Values	Weighted-Average Useful Life (Years)
Marketed product rights	$1,045,617	12.9

In addition to the amortizable intangible assets noted above, $538.9 million was allocated to IPR&D, which is currently not subject to amortization.

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the preliminary purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Combination on May 4, 2018.

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

Goodwill

Of the total goodwill acquired in connection with the Impax acquisition, approximately $360 million has been allocated to the Company’s Specialty Pharma segment and approximately $25 million has been allocated to the Generic Segment. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its generic and specialty product portfolios and to acquire certain benefits from the Impax product pipelines, in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Gemini Laboratories, LLC Acquisition

On May 7, 2018, the Company acquired 98.0% of the outstanding equity interests in Gemini Laboratories, LLC ("Gemini") for total consideration of $119.5 million, net of $3.9 million cash acquired. At closing, the acquisition was funded by a $42.9 million up-front cash payment (including $2.9 million related to a preliminary working capital adjustment) from cash on hand and a $77.2 million unsecured promissory note. The note payable bears interest at 3% annually. The note payable and related accrued interest was paid on November 7, 2018, its maturity date. Additionally, the Company made a payment of $3.3 million in July 2018 related to the final working capital adjustment. In connection with the acquisition of Gemini, the Company recorded an amount representing the non-controlling interest of Gemini of $2.5 million.

Gemini is a pharmaceutical company with a portfolio that includes licensed and owned, niche and mature branded products, and a pipeline of 505(b)(2) products for niche therapeutic areas. Gemini was a related party of the Company; refer to Note 21. Related Party Transactions for further details.

For the nine months ended September 30, 2018, transaction costs associated with the Gemini acquisition of $0.4 million were recorded in acquisition, transaction-related and integration expenses (none for the three months ended September 30, 2018). The Gemini acquisition was accounted for under the acquisition method of accounting.

The following is a summary of the preliminary purchase price allocation for the Gemini acquisition (in thousands):

Preliminary Fair Values As of September 30, 2018
Trade accounts receivable, net	$8,158
Inventories	1,851
Prepaid expenses and other current assets	3,795
Property, plant and equipment, net	11
Goodwill	1,500
Intangible assets	142,740
Other	324
Total assets acquired	158,379

Accounts payable	1,764
Accrued expenses and other current liabilities	14,644
License liability	20,000
Total liabilities assumed	36,408
Net assets acquired	$121,971

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Preliminary Fair Values	Weighted-Average Useful Life
Product rights for licensed / developed technology	$110,350	10 years
Product rights for developed technologies	5,500	9 years
Product rights for out-licensed generics royalty agreement	390	2 years
	$116,240

In addition to the amortizable intangibles noted above, $26.5 million was allocated to IPR&D, which is currently not subject to amortization.

The goodwill recognized of $1.5 million is allocated to the Company's Specialty Pharma segment.

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

The Company's consolidated statements of operations for the three and nine months ended September 30, 2018 include the results of operations of Impax and Gemini subsequent to May 4, 2018 and May 7, 2018, respectively. For the three months ended September 30, 2018, Impax contributed net revenue of $177.5 million and estimated losses of $8.8 million and Gemini contributed net revenue of $13.4 million and estimated income of $3.0 million. For the periods from their respective acquisition dates to September 30, 2018, Impax contributed net revenue of $295.8 million and estimated losses of $64.7 million and Gemini contributed net revenue of $18.4 million and estimated income of $4.0 million. The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2018 and 2017 (assuming the closing of the Combination occurred on January 1, 2017) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$476,487	$461,125	$1,341,555	$1,333,162
Net income (loss)	$17,465	$(29,975)	$(143,585)	$(370,286)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$6,952	$(3,374)	$(21,502)	$(145,065)

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

Divestitures

Australia Divestiture

On August 31, 2017, Amneal sold 100% of the equity of its Australian business, Amneal Pharma Pty Ltd, to Arrow Pharmaceuticals Pty Ltd (“Arrow”) for cash consideration of $9.9 million which was received in October 2017. The consideration received was subject to certain working capital adjustments. The carrying value of the net assets sold was $31.7 million, including intangible assets of $13.9 million and goodwill of $1.9 million. As a result of the sale, Amneal recognized a loss of $23.7 million, inclusive of divestiture costs of $1.5 million and a release of foreign currency translation adjustment loss of $0.4 million, within the loss on sale of certain international businesses for the three and nine months ended September 30, 2017.

As part of the disposition, Amneal agreed to indemnify Arrow for certain claims for up to 18 months from the closing date of the disposition. Additionally, Amneal will allow Arrow to use the Amneal trademark in Australia to enable Arrow to transfer the labeling and marketing authorizations from the Amneal name to the Arrow name for a period of three years. Amneal will supply Arrow with Linezolid for a period of three years and will further develop four other products for sale in Australia during the three years period. All terms of the sale were settled in 2018.

Spain/Nordics Divestitures

On September 30, 2017, Amneal sold 100% of the equity and certain marketing authorizations, including associated dossiers, of its Amneal Nordic ApS and Amneal Pharma Spain S.L. subsidiaries to Aristo Pharma GmbH (“Aristo”) for cash consideration of $8.4 million. Amneal received $6.5 million in October 2017 and the remainder was to be paid within 60 days of closing of the disposition based on the actual closing date net working capital of the entities sold. The carrying value of the net assets sold was $13.1 million, including intangible assets of $0.9 million and goodwill of $1.7 million. As a result of the sale, Amneal recognized a loss of $5.2 million, inclusive of a release of foreign currency translation adjustment loss of $0.5 million, within the loss on sale of certain international businesses for the three and nine months ended September 30, 2017.

Aristo was also required to make an additional payment within 12 months of the closing date of the disposition based on the actual inventory, transferred as part of the transaction, that the buyer sold over this period. Aristo has disputed the amounts owed for the working capital adjustment and the additional payment related to inventory.

4. Revenue Recognition

Performance Obligations

The Company’s performance obligation is the supply of finished pharmaceutical products to its customers. The Company’s customers consist primarily of major wholesalers, retail pharmacies, managed care organizations, purchasing co-ops, hospitals, government agencies and pharmaceutical companies. The Company’s customer contracts generally consist of both a master agreement, which is signed by the Company and its customer, and a customer submitted purchase order, which is governed by the terms and conditions of the master agreement. Customers purchase product by direct channel sales from the Company or by indirect channel sales through various distribution channels.

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

Concentration of Revenue

The Company's three largest customers account for approximately 83% of total gross sales of products for the three months ended September 30, 2018 and 82% for the nine months ended September 30, 2018. The Company's three largest customers account for approximately 79% of total gross sales of products for the three months ended September 30, 2017 and 79% of total gross sales of products for the nine months ended September 30, 2017.

5. Alliance and Collaboration

The Company has entered into several alliance, collaboration, license, distribution and similar agreements with respect to certain of its products and services with third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform and revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods.  The Company's significant arrangements are discussed below.

Levothyroxine License and Supply Agreement

On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for levothyroxine sodium tablets ("Levothyroxine"). The Company will be JSP's exclusive commercial partner in the U.S. market for a 10-year term commencing on March 22, 2019. The Company will be required to make a payment of $50.0 million to JSP upon the Company's first sale of Levothyroxine. The Company will be required to make an additional $20.0 million payment to JSP if the Food and Drug Administration ("FDA") has not given final approval to a third-party competitor's abbreviated new drug application for generic levothyroxine sodium tablets with an AB1, AB2, AB3 or AB4 designation by the first anniversary date of the Company's first sale of Levothyroxine. In addition, the agreement provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs. For the three and nine months ended September 30, 2018, the Company has made no payments under this agreement.

Biosimilar Licensing and Supply Agreement

On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $71.8 million. For the nine months ended September 30, 2018, the Company expensed a milestone payment of $0.5 million in research and development expense. There were no milestone payments expensed for the three months ended September 30, 2018.

License and Commercialization Agreement
On October 1, 2017, Amneal and Adello Biologics, LLC ("Adello"), a related party, entered into a license and commercialization agreement. Adello granted Amneal an exclusive license, under its New Drug Application, to distribute and sell two bio-similar products in the U.S. Adello is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10-years from the respective product’s launch date.

In connection with the agreement, Amneal paid an upfront amount of $1.5 million in October 2017 for execution of the agreement which was expensed in research and development expenses. The agreement also provides for potential future milestone payments to Adello of (i) up to $21.0 million relating to regulatory approval, (ii) up to $43.0 million for successful delivery of commercial launch inventory, (iii) between $20.0 million and $50.0 million relating to number of competitors at launch for one product, and (iv) between $15 million and $67.5 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs. The research and development expenses for payments made to Adello during the three and nine months ended September 30, 2018 and 2017 were immaterial.
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, Impax entered into an agreement with AstraZeneca UK Limited ("AstraZeneca") to distribute branded products under the terms of a distribution, license, development and supply Agreement (the "AZ Agreement"). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act ("PREA") for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the "PREA Study"). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by an aggregate amount of $30.0 million to be received in quarterly amounts specified in the Amendment beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceed the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognizes the amounts received from AstraZeneca for the PREA Study as a reduction to research and development expense.

In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company recorded cost of sales for royalties under this agreement of $5.1 million and $8.1 million for the three and nine months ended September 30, 2018, respectively.

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

The Company recorded a $2.2 million net benefit, primarily related to changes in estimates for certain employee-related separation liabilities, for the three months ended September 30, 2018. The Company recorded employee separation charges of $42.3 million for the nine months ended September 30, 2018. There were no restructuring charges in 2017.

The charges related to restructuring impacted segment earnings as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Generic	(2,885)	$—	21,912	$—
Specialty	(27)	—	2,394	—
Corporate	756	—	18,003	—
Total restructuring charges	$(2,156)	$—	$42,309	$—

The following table shows the change in the employee separation-related liability associated with the Company's restructuring programs (in thousands):

Employee Separation
Balance at December 31, 2017	$—
Liabilities assumed in Impax acquisition	2,199
Charges to income	45,405
Change in estimated liability	(3,096)
Payments	(18,079)
Balance at September 30, 2018	$26,429

As of September 30, 2018, the Company currently estimates that it will incur additional aggregate cash expenditures of approximately $35.0 million to $45.0 million related to severance and other employee costs in connection with the Plan over the next 15 months. Since the Company is in the early stages of implementing the Plan, the amount and timing of any cash expenditures related to dismantling and asset removal and other site exit costs cannot be estimated at this time. As the Plan is implemented, the Company's management will reevaluate the estimated expenses and charges set forth above and may revise its estimates, as appropriate.

7. Acquisition, Transaction-Related and Integration Expenses

The following table sets forth the components of the Company’s acquisition, transaction-related and integration expenses for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition, transaction-related and integration expenses [1]	$2,231	$2,271	$30,374	$2,353
Profit Participation Units [2]	—	—	158,757	—
Transaction-related bonus [3]	—	—	27,742	—
Total	$2,231	$2,271	$216,873	$2,353

1 Acquisition, transaction-related and integration expenses include professional service fees (e.g. legal, investment banking and accounting), information technology systems conversions, and contract termination/renegotiation costs.
2 Profit Participation Units expense relates to the accelerated vesting of certain of Amneal's profit participation units that occurred prior to the Closing of the Combination for current and former employees of Amneal for service prior to the Combination (see additional information in the paragraph below and Note 19. Stockholders' Equity/ Members' Deficit).

3 Transaction-related bonus is a cash bonus that was funded by Holdings for employees of Amneal for service prior to the closing of the Combination (see additional information in Note 19. Stockholders' Equity/ Members' Deficit).

Accelerated Vesting of Profit Participation Units

Amneal’s historical capital structure included several classifications of membership and profit participation units. During the second quarter of 2018, the Board of Managers of Amneal Pharmaceuticals LLC approved a discretionary modification to certain profit participation units concurrent with the Combination that immediately caused the vesting of all profit participation units that were previously issued to certain current or former employees for service prior to the Combination. The modification entitled the holders to 6,886,140 shares of Class A Common Stock with a fair value of $126.0 million on the date of the Combination and $32.8 million of cash. The cash and shares were distributed by Holdings with no additional shares issued by the Company. As a result of this transaction, the Company recorded a charge in acquisition, transaction-related and integration expenses and a corresponding capital contribution of $158.8 million for the nine months ended September 30, 2018.

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

In connection with the Combination, the Company recorded a deferred tax asset for its outside basis difference in its investment in Amneal which was $305.4 million at May 4, 2018. Also, in connection with the Combination, the Company recorded a deferred tax asset of $52.0 million related to the net operating loss of Impax from January 1, 2018 through May 4, 2018 as well as certain federal and state credits of Impax that were attributable to the Company.

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of September 30, 2018, the Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets recorded as part of the Combination are more likely than not to be realized. As such, no valuation allowance was recognized. The Company maintains a valuation allowance against Amneal's foreign jurisdiction tax attributes.

In connection with the Combination, the Company entered into a tax receivable agreement ("TRA") for which it is generally required to pay to the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company deemed to realize as a result of certain tax attributes of their Amneal Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). In connection with the exchanges which occurred as part of the PIPE Investment and the Closing Date Redemption (Note 1. Nature of Operations and Basis of Presentation), the Company recorded a TRA liability of $195.8 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable.

The Company’s provision for (benefit from) income taxes and effective tax rates were $5.1 million and 22.6% and $(0.7) million and 2.8% for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s (benefit from) provision for income taxes and effective tax rates were $(6.9) million and 3.7% and $2.1 million and 1.9%, respectively.

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

Given the complexity of the global intangible low-taxed income ("GILTI") provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. The Company's accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing global income to determine whether a reasonable estimate can be made.  While the Company currently does not believe GILTI will have a material impact on its 2018 income tax provision, the Company has not completed its analysis and has not determined which method to elect. Adjustments related to the amount of GILTI tax recorded in the Company's consolidated financial statements may be required based on the outcome of this election.

9. Earnings per Share

Basic earnings per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$6,952	$—	$(12,152)	$—

Denominator:
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding-basic	127,247		127,196
Effect of dilutive securities:
Stock options	661		—
Restricted stock units	314		—
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding-diluted	128,222		127,196

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.05		$(0.10)
Class A and Class B-1 diluted	$0.05		$(0.10)

The allocation of net loss to the holders of shares of Class A Common Stock and Class B-1 Common Stock began following the closing of the Combination on May 4, 2018. Shares of the Company's Class B Common Stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
Stock options	965	(1)	—	5,862	(2)	—
Restricted stock units	—		—	1,324	(2)	—
Shares of Class B Common Stock	171,261	(3)	—	171,261	(3)	—

(1)    Excluded from the computation of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock because the exercise price of the stock options exceeded the average market price of the Class A Common Stock during the period (out-of-the-money).
(2)    Excluded from the computation of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the nine months ended September 30, 2018.
(3)    Shares of Class B Common Stock are considered potentially dilutive shares of Class A Common Stock and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive under the if-converted method.

10. Trade Accounts Receivable, Net

Trade accounts receivable, net is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Gross accounts receivable	$1,298,867	$827,302
Allowance for doubtful accounts	(2,644)	(1,824)
Contract charge-backs and sales volume allowances	(625,518)	(453,703)
Cash discount allowances	(29,676)	(20,408)
Subtotal	(657,838)	(475,935)
Trade accounts receivable, net	$641,029	$351,367

Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at September 30, 2018, equal to 33%, 27%, and 26%, respectively. Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2017, equal to 36%, 27%, and 19%, respectively.

11. Inventories

Inventories, net of reserves, are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$205,144	$140,051
Work in process	51,068	38,146
Finished goods	234,556	105,841
Inventories	$490,768	$284,038

12. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Deposits and advances	$1,617	$1,851
Prepaid insurance	7,069	3,154
Prepaid regulatory fees	701	5,926
Income tax receivable	74,782	—
Other current receivables	18,363	15,150
Other prepaid assets	23,854	16,315
Total prepaid expenses and other current assets	$126,386	$42,396

13. Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$17,892	$5,275
Buildings	233,478	227,864
Leasehold improvements	100,322	70,354
Machinery and equipment	308,718	260,637
Furniture and fixtures	10,508	18,415
Vehicles	1,385	1,517
Computer equipment	34,599	26,831
Construction-in-progress	53,665	32,235
Total property, plant, and equipment	760,567	643,128
Less: Accumulated depreciation	(193,069)	(156,370)
Property, plant, and equipment, net	$567,498	$486,758

Depreciation recognized and interest capitalized and included in property, plant, and equipment by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation	$17,358	$10,680	$45,801	$30,043

Interest capitalized and included in property, plant, and equipment by the Company during the three months ended September 30, 2018 and 2017 was $0.1 million and $1.1 million, respectively. Interest capitalized and included in property, plant, and equipment by the Company during the nine months ended September 30, 2018 and 2017 was $0.5 million and $4.1 million, respectively.

14. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended September 30, 2018 and for the year ended December 31, 2017 were as follows (in thousands):

	For the nine months ended September 30, 2018	For the year ended December 31, 2017
Balance, beginning of period	$26,444	$28,441
Goodwill acquired during the period	386,405	—
Goodwill divested during the period	—	(3,895)
Currency translation	(2,233)	1,898
Balance, end of period	$410,616	$26,444

As of September 30, 2018, $362 million and $49 million of goodwill was allocated to the Specialty Pharma and Generics segments, respectively. As of December 31, 2017, all goodwill was allocated to the Generics segment. For the nine months ended September 30, 2018 goodwill acquired was associated with the Impax and Gemini acquisitions.

Intangible assets at September 30, 2018 and December 31, 2017 is comprised of the following (in thousands):

	September 30, 2018				December 31, 2017
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	12.2	$1,217,538	$(59,831)	$1,157,707	$49,700	$(17,210)	$32,490
Customer relationships	14.7	7,166	(1,911)	5,255	7,421	(1,072)	6,349
Marketing authorizations	2.9	74	(48)	26	76	(43)	33
Licenses	11.3	3,000	(750)	2,250	3,000	(600)	2,400
Trade names	14.7	2,606	(695)	1,911	2,699	(522)	2,177
Total		$1,230,384	$(63,235)	$1,167,149	$62,896	$(19,447)	$43,449
In-process research and development		565,871	—	565,871	1,150	—	1,150
Total intangible assets		$1,796,255	$(63,235)	$1,733,020	$64,046	$(19,447)	$44,599

For the three and nine months ended September 30, 2018, the Company recognized a total of $8.5 million of intangible asset impairment charges, of which $7.8 million was recognized in cost of goods sold and $0.7 million was recognized in research and development expense. The impairment charge was related to products in the Generics segment and almost entirely related to one product. The impairment charges were primarily the result of a loss of a customer for a marketed product during the third quarter of 2018, resulting in significantly lower expected future cash flows.

Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization	$25,655	$1,278	$44,109	$3,051

The following table presents future amortization expense for the next five years and thereafter, excluding $565.9 million of IPR&D intangible assets (in thousands).

Future Amortization
Remainder of 2018	$25,959
2019	115,347
2020	126,061
2021	141,879
2022	145,339
2023	124,238
Thereafter	488,326
Total	$1,167,149

15. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$124,539	$70,013
Accrued returns allowance	139,698	45,175
Accrued compensation	72,624	23,954
Accrued Medicaid and commercial rebates	88,942	12,911
Accrued royalties	19,625	2,970
Estimated Teva and Allergan chargebacks and rebates [1]	13,537	—
Medicaid reimbursement accrual	15,000	15,000
Accrued professional fees	8,652	938
Accrued other	30,505	23,818
Total accounts payable and accrued expenses	$513,122	$194,779

1In connection with Impax's August 2016 acquisition of certain assets from Teva Pharmaceuticals USA, Inc. ("Teva") and Allergan plc ("Allergan"), Impax agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to Impax's acquisition of the products. On August 18, 2016, Impax received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by Impax on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse Impax for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by Impax on behalf of Teva and Allergan are less than $42.4 million, Impax is obligated to refund the difference to Teva and/or Allergan. As of September 30, 2018, $13.5 million remained in accounts payable and accrued expenses.

16. Debt

The following is a summary of the Company's total indebtedness (in thousands):

	September 30, 2018	December 31, 2017
Senior Credit Facility – Term Loan due May 2025	$2,692,626	$—
Senior Credit Facility – ABL	100,000
Financing Obligations	39,411	40,298
Other	624	—
Senior Credit Facility – Term Loan	—	1,378,160
Senior Credit Facility – Revolver	—	75,000
Total debt and financing obligations	2,832,661	1,493,458
Less: debt issuance costs	(35,859)	(8,715)
Total debt and financing obligations, net of debt issuance costs	2,796,802	1,484,743
Less: current portion of long-term debt and financing obligations	(121,694)	(89,482)
Total long-term debt and financing obligations, net	$2,675,108	$1,395,261

On May 4, 2018 the Company entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed credit facility ("ABL") under which loans and letters of credit up to a principal amount of $500.0 million are available (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is LIBOR plus 3.5% at September 30, 2018. The ABL bears an annual interest rate of 5.75% at September 30, 2018 and matures on May 4, 2023. Beginning on September 30, 2018, the annual interest rate for the ABL may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At September 30, 2018, the Company had $100.0 million of borrowings under the ABL. On November 5, 2018, the Company repaid $50 million of the borrowings under the ABL.

The proceeds from the Term Loan were used to finance, in part, the cost of the Combination and to pay off Amneal’s debt and substantially all of Impax’s debt at the close of the Combination. In connection with the refinancing of the Amneal and Impax debt, the Company recorded a loss on extinguishment of debt of $19.7 million for the nine months ended September 30, 2018.

The proceeds of any loans made under the Senior Secured Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the ABL at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At September 30, 2018, the ABL commitment fee rate is 0.375% per annum.

The Company incurred costs associated with the Term Loan of $38.1 million and the ABL of $4.6 million, which have been capitalized and are being are amortized over the life of the applicable debt agreement to interest expense. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the ABL have been recorded in other assets because there were no borrowings outstanding on the effective date of the ABL. For the three and nine months ended September 30, 2018, amortization of deferred financing costs related to the Term Loan, ABL and historical Amneal debt was $1.6 million and $4.2 million, respectively. For the three and nine months ended September 30, 2017, amortization of deferred financing costs related to the historical Amneal debt was $1.4 million and $3.9 million, respectively.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The ABL Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At September 30, 2018, Amneal was in compliance with all covenants.

The Company’s Senior Secured Credit Facility requires payments of $6.8 million for the remainder of 2018, $27.0 million per year for the next five years and the balance thereafter.

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
The remaining financing obligation was $39.4 million and $40.3 million as of September 30, 2018 and December 31, 2017, respectively. The current portion of the remaining financing obligation was $0.3 million as of both September 30, 2018 and December 31, 2017.
The monthly payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter as follows (in thousands):

Payments Due
Remainder of 2018	$1,300
2019	5,200
2020	5,200
2021	5,200
2022	5,200
2023	5,200
Thereafter	101,800
Total	$129,100

17. Fair Value Measurements of Financial Instruments

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 (in thousands) (there were no material assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2017):

		Fair Value Measurement Based on
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$44,099	$—	$44,099	$—
Liabilities
Deferred Compensation Plan liabilities (1)	$33,882	$—	$33,882	$—

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

There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2018.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and the ABL approximate their fair values due to the short-term maturity of these instruments.

The Company’s Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at September 30, 2018 was approximately $2.73 billion.
As of December 31, 2017, Amneal's prior term loan (which was subsequently paid off at the closing of the Combination with the proceeds of the Term Loan) had a fair value of approximately $1.39 billion, which was based upon market data (Level 2).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no non-recurring fair value measurements during the nine months ended September 30, 2018 and 2017.

18. Commitments and Contingencies

Contractual Obligations
The Company leases buildings and other tangible property. Rent expense under these leases was $5.6 million and $12.9 million for the three and nine months ended September 30, 2018, respectively. Rent expense under these leases was $4.4 million and $13.0 million for the three and nine months ended September 30, 2017, respectively. The table below reflects the future minimum lease payments, including reasonably assured renewals, due under these non-cancelable leases as of September 30, 2018 (in thousands):

Operating Leases
Remainder of 2018	$6,051
2019	25,885
2020	12,071
2021	11,105
2022	10,329
2023	10,043
Thereafter	28,128
Total	$103,612

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

Medicaid Reimbursement Accrual

The Company is required to provide pricing information to state agencies that administer federal Medicaid programs. Certain state agencies have alleged that manufacturers have reported improper pricing information, which allegedly caused them to overpay reimbursement costs. Reserves are periodically established by the Company for any potential claims or settlements of overpayment. Although the Company intends to vigorously defend against any such claims, it had a reserve of approximately $15 million at both September 30, 2018 and December 31, 2017. The ultimate settlement of any potential liability for such claims may be higher or lower than estimated.

Legal Settlement Gain

In July 2017, Amneal entered into a settlement agreement regarding one of its generic pharmaceutical products, Buprenorphine and Naloxone, pursuant to which Amneal received a settlement payment of $25 million, resulting in a net gain of $21.5 million after legal fees. Amneal filed a claim against the innovator of Suboxone, a combination of active pharmaceutical ingredients Buprenorphine and Naloxone, alleging anti-competitive conduct resulting in lost profits during the time period in which Amneal was restricted from entering the market to sell its generic version of Suboxone.

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

Under federal law, when a drug developer files an Abbreviated New Drug Application ("ANDA") for a generic drug seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a "Paragraph IV" certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 days period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. The Company’s generic products division is typically subject to patent infringement litigation brought by branded pharmaceutical manufacturers in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation. Likewise, the Company’s branded products division is currently involved in patent infringement litigation against generic drug manufacturers who have filed Paragraph IV certifications to market their generic drugs prior to expiration of the Company’s patents at issue in the litigation.

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

Patent Defense Matters

Merck Sharp & Dohme Corp. v. Amneal Pharmaceuticals LLC (Mometasone furoate)

In March 2015, Merck Sharp & Dohme Corp filed suit against Amneal in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Amneal’s ANDA for a generic alternative to Merck’s Nasonex® product. The District Court trial was completed on June 22, 2016. The court issued an opinion finding that Amneal’s proposed generic product did not infringe the asserted patent. Merck filed an appeal of that decision with the Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the District Court’s opinion, denied Merck’s request for rehearing, and issued the mandate on May 11, 2018. Amneal launched its generic version of the product on April 5, 2017, prior to the appellate court decision, and continues to sell the product as of September 30, 2018.

Otsuka Pharmaceutical Co. Ltd. v. Amneal Pharmaceuticals LLC, et. al. (Aripiprazole)

In March 2015, Otsuka Pharmaceutical Co. Ltd. filed suit against Amneal in the U.S. District Court for the District of New Jersey alleging patent infringement based on the filing of Amneal’s ANDA for a generic alternative to Otsuka’s Abilify® tablet product. The District Court has not yet set a trial date for the remaining patents-in-suit. Amneal, like a number of other generic manufacturers, has launched its generic version of Otsuka’s Abilify® "at-risk," prior to the rendering of an appellate court decision, and continues to sell the product as of September 30, 2018.

Patent Infringement Matters

Impax Laboratories, LLC, et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, Impax filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, "Lannett") in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. The case went to trial in September 2016. On March 29, 2017, the District Court issued a Trial Opinion finding the asserted patents valid and infringed. On April 17, 2017, the District Court entered a Final Judgment and Injunction that, inter alia, bars FDA approval of Lannett’s proposed generic product prior to May 29, 2021. On May 12, 2017, Lannett filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the District Court’s decision in full, and later denied Lannett's motion for rehearing.

Impax Laboratories, LLC, et al. v. Par Pharmaceutical, Inc. (Zomig®)

On September 23, 2016, Impax filed suit against Par Pharmaceutical, Inc. ("Par") in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Par ANDA relating to Zolmitriptan Nasal Spray, 2.5 mg and 5 mg, generic to Zomig® Nasal Spray. On October 12, 2016, the parties stipulated to stay the case pending the outcome of the related case, Impax Laboratories, LLC, et al. v. Lannett matter described above. On April 24, 2017, the parties stipulated that the stay shall remain in effect until the Impax Laboratories, LLC, et al. v. Lannett matter is fully resolved. On July 10, 2018, Par notified Impax that it had converted its Paragraph IV certification with respect to the sole patent-in-suit to a Paragraph III certification, and requested that Impax dismiss the lawsuit. The stipulation of dismissal was entered into and the lawsuit was dismissed on August 7, 2018.

Impax Laboratories, LLC., et al. v. Actavis Laboratories FL, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, Impax filed suit against Actavis Laboratories FL, Inc. and Actavis Pharma Inc. (collectively, "Actavis") in the United States District Court for the District of New Jersey, alleging patent infringement of U.S. Patent Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; 9,089,607; 9,089,608, based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Impax filed related actions alleging infringement of later-issued U.S. Patent No. 9,463,246 in December 2016 and of later-issued U.S. Patent No. 9,533,046 in May 2017. Both related actions were consolidated with the lead action. On December 15, 2017, the Patent and Trademark Office issued an Ex Parte Reexamination Certificate canceling all claims of the ‘427 patent; the parties subsequently stipulated to dismiss with prejudice all claims and counterclaims relating to the ‘427 patent. Fact discovery and claim construction briefing have concluded and a claim construction hearing was held on April 26, 2017. On May 9, 2017, the District Court issued a decision interpreting certain claim terms in dispute in the litigation. Subject to reservation of all rights to appeal the Court’s May 9, 2017 decision, the parties stipulated to dismiss without prejudice all claims and counterclaims relating to the ‘474, ‘998, and ‘607 patents, and the Court entered an order recognizing this stipulation on June 8, 2017. The parties have completed expert discovery and Actavis filed a summary judgment motion on October 23, 2017. On March 8, 2018, the Court issued an Opinion and Order, granting in part Actavis’s motion for summary judgment. A four day trial was held in May 14, 2018. The parties reached a settlement agreement in June 2018, before post-trial briefing was complete. The case has been dismissed.

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

Impax Laboratories, LLC. v. Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (Rytary®)

On December 21, 2017, Impax filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (collectively, "Zydus") in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 9,089,608, based on the filing of Zydus’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Zydus answered the complaint on April 27, 2018, asserting counterclaims of non-infringement and invalidity of U.S. Pat. Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; and 9,089,607. Impax answered Zydus’s counterclaims on June 1, 2018. A case schedule has been set with trial anticipated in February 2020.

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

Opana ER® FTC Antitrust Suit

On February 25, 2014, Impax received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against Impax, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against Impax with similar allegations regarding Impax’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. Impax filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. On May 11, 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the case in its entirety. The government has appealed this ruling to the five Federal Trade Commissioners, who will review the case de novo. Briefing on the appeal to the Federal Trade Commission concluded on August 24, 2018. Oral arguments were heard on October 11, 2018, and a decision is expected within 100 days.

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

On July 3, 2015, defendants filed motions to dismiss the consolidated amended complaints, as well as the complaints of the "Opt-Out Plaintiffs" (Walgreen Co., The Kruger Co., Safeway Inc., HEB Grocery Company L.P., Albertson’s LLC, Rite Aid Corporation and Rite Aid Hdqtrs. Corp.).

On February 1, 2016, CVS Pharmacy, Inc. filed a complaint in the United States District Court for the Northern District of Illinois. The parties agreed that CVS Pharmacy, Inc. would be bound by the Court’s ruling on the defendants’ motion to dismiss the Opt-Out Plaintiffs’ complaints.

On February 10, 2016, the court granted in part and denied in part defendants’ motion to dismiss the end-payor purchaser plaintiffs’ consolidated amended complaint, and denied defendants’ motion to dismiss the direct purchaser plaintiffs’ consolidated amended complaint. The end-payor purchaser plaintiffs filed a second consolidated amended complaint and Impax moved to dismiss certain state law claims. On August 11, 2016, the court granted in part and denied in part defendants’ motion to dismiss the end-payor purchaser plaintiffs’ second consolidated amended complaint. Impax has filed its answer. On September 15, 2018, the claims of Mary Davenport were voluntarily dismissed from the end-payor action.

On February 25, 2016, the court granted defendants’ motion to dismiss the Opt-Out Plaintiffs’ complaints, with leave to amend. The Opt-Out Plaintiffs and CVS Pharmacy, Inc. have filed amended complaints and Impax has filed its answer.

Discovery is ongoing. No trial date has been scheduled.

Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint was filed against Amneal in the U.S. District Court for the Southern District of New York involving patent litigation settlement agreements between Amneal and Forest Laboratories. Amneal was one of a number of pharmaceutical companies named in the lawsuit. The settlement agreement at issue settled the patent litigation between Forest Laboratories and Amneal regarding Namenda© immediate release tablets. On September 13, 2016, the court denied the defendants’ motion to dismiss with respect to the federal claims and stayed the state law claims pending against Amneal and the other generic pharmaceutical company defendants until the federal claims are resolved. The court denied the defendants’ motion to dismiss with respect to the state law claims without prejudice to renew the motion after the federal claims have been resolved. The court cited the interests of judicial economy and the myriad state antitrust and unfair business practices laws as the basis for severing the state law claims and placing them on the court’s inactive docket. The court’s decision places the entirety of the claims pending against Amneal and the other generic pharmaceutical companies on the court’s inactive docket, which effectively stays the litigation as to Amneal until the federal claims are resolved or until the court removes those claims from its inactive docket. On September 10, 2018, the Court lifted the stay, referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery, and turned its attention to motions to dismiss filed on behalf of Amneal and the other IPP defendants (which had been pending when the claims were stayed). Supplemental discovery, as well as supplemental motion-to-dismiss briefing, are now underway.

United States Department of Justice Investigations

Previously on November 6, 2014, Impax disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Justice Department (the "Justice Department"). In connection with this same investigation, on March 13, 2015, Impax received a grand jury subpoena from the Justice Department requesting the production of information and documents regarding the sales, marketing, and pricing of certain generic prescription medications. In particular, the Justice Department’s investigation currently focuses on four generic medications: digoxin tablets, terbutaline sulfate tablets, prilocaine/lidocaine cream, and calcipotriene topical solution. The Company has been cooperating and intends to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

On April 30, 2018, Impax received a CID from the Civil Division of the Justice Department (the "Civil Division"). The CID requests the production of information and documents regarding the pricing and sale of Impax’s pharmaceuticals and Impax’s interactions with other generic pharmaceutical manufacturers. According to the CID, the investigation concerns allegations that generic pharmaceutical manufacturers, including Impax, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted to the Federal government. The Company has been cooperating and intends to continue cooperating with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.

Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, Impax received a subpoena and interrogatories (the "Subpoena") from the State of Connecticut Attorney General ("Connecticut AG") concerning its investigation into sales of Impax's generic product, digoxin. According to the Connecticut AG, the investigation is to determine whether anyone engaged in a contract, combination or conspiracy in restraint of trade or commerce which has the effect of (i) fixing, controlling or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin in violation of Connecticut state antitrust law. The Company has produced documents and information in response to the Subpoena. To the knowledge of the Company, no proceedings by the Connecticut AG have been initiated against the Company at this time; however, no assurance can be given as to the timing or outcome of this investigation.

Texas State Attorney General Civil Investigative Demand

On May 27, 2014, a CID was served on Amneal by the Office of the Attorney General for the state of Texas (the "Texas AG") relating to products distributed by Amneal under a specific Amneal labeler code. Shortly thereafter, Amneal received a second CID with respect to the same products sold by Interpharm Holding, Inc. ("Interpharm"), the assets of which had been acquired by Amneal in June 2008. Amneal completed its production of the direct and indirect sales transaction data in connection with the products at issue and provided this information to the Texas AG in November 2015. In May 2016, the Texas AG delivered two settlement demands to Amneal in connection with alleged overpayments made by the State of Texas for such products under its Medicaid programs. For the Amneal and Interpharm products at issue, the Texas AG’s initial demand was for an aggregate total of $36 million based on $16.2 million in alleged overpayments. After analyzing the Texas AG’s demand, Amneal raised certain questions regarding the methodology used in the Texas AG’s overpayment calculations, including the fact that the calculations treated all pharmacy claims after 2012 for the products at issue as claims for over-the-counter ("OTC") drugs, even though the products were prescription pharmaceuticals. This had the effect of increasing the alleged overpayment because the dispensing fee for OTC drugs was lower than that for prescription drugs. Therefore, the Texas AG’s calculations were derived by subtracting a lower (and incorrect) OTC dispensing fee from the higher (and correct) prescription dispensing fee. The Texas AG later acknowledged this discrepancy and is in the process of re-calculating the alleged overpayment.

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

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed "In re Generic Digoxin and Doxycycline Antitrust Litigation."

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

On October 6, 2017, Impax filed a motion to dismiss the digoxin complaint. On February 9, 2018, the Court issued an order denying the discovery stay and allowing certain fact discovery to proceed. On October 16, 2018, the Court denied the motion to dismiss the digoxin complaint.

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

On June 27, 2018, Plaintiffs Marion Diagnostic Center, LLC and Marion Healthcare, LLC filed a motion seeking leave to file a complaint in the United States District Court for the Eastern District of Pennsylvania against seven named defendants, alleging a horizontal and vertical distributor conspiracy to fix prices and allocate sales of lidocaine products. On September 7, 2018, the Court denied the Marion Plaintiffs’ motion without prejudice. On September 25, 2018, the Marion Plaintiffs filed a new civil action in the Eastern District of Pennsylvania regarding other generic drugs that does not name Impax as a defendant.

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

On August 17, 2017, plaintiff Linda Hughes, as the mother of Nathan Hughes, decedent, filed her complaint in Missouri state court naming Amneal Pharmaceuticals of New York LLC, Impax, five other pharmaceutical company defendants, and three healthcare provider defendants. Plaintiff alleges that use of defendants’ opioid medications caused the death of her son, Nathan Hughes. In her original complaint, plaintiff requested damages against the defendants and certification of a class action. Plaintiff abandoned her request for a class action in her December 22, 2017, amended complaint. In her amended complaint, plaintiff alleges causes of action against Amneal and Impax for strict product liability, negligent product liability, violation of Missouri Merchandising Practices Act and fraudulent misrepresentation. The case was removed to federal court on September 18, 2017. It was transferred to the United States District Court for the Northern District of Ohio on February 2, 2018, and is part of the multidistrict litigation pending as In Re: National Prescription Opiate Litigation, MDL No. 2804 (the "MDL"). Plaintiff has filed a motion to remand the case to Missouri state court. That motion remains pending before the MDL court. All activity in the case is stayed by order of the MDL court.

On March 15, 2018, plaintiff Scott Ellington, purporting to represent the State of Arkansas, more than sixty counties and a dozen cities, filed a complaint in Arkansas state court naming Gemini Laboratories, LLC and fifty-one other pharmaceutical companies as defendants. Plaintiffs allege that Gemini and the other pharmaceutical company defendants improperly marketed, sold, and distributed opioid medications and failed to adequately warn about the risks of those medications. The complaint also includes claims against distributors and retailers of opioid medications. Plaintiffs allege causes of actions against Gemini and the other pharmaceutical company defendants for negligence and nuisance and alleged violations of multiple Arkansas statutes. Plaintiffs request past damages and restitution for monies allegedly spent by the State of Arkansas and the county and city plaintiffs for "extraordinary and additional services" for responding to what plaintiffs term the "Arkansas Opioid Epidemic." Plaintiffs also seek prospective damages to allow them to "comprehensively intervene in the Arkansas Opioid Epidemic," punitive and treble damages as provided by law, and their costs and fees. Plaintiffs’ complaint does not include any specific damage amounts. Gemini has filed a general denial and, on June 28, 2018, it joined the other pharmaceutical company defendants in moving to dismiss plaintiffs’ complaint.

On March 27, 2018, plaintiff American Resources Insurance Company, Inc. filed a complaint in the United States District Court for the Southern District of Alabama against Amneal Pharmaceuticals of New York, LLC, Amneal Pharmaceuticals, LLC, Impax, the Impax Generics Division, and thirty-five other pharmaceutical company defendants. Plaintiff seeks certification of a class of insurers that since January 1, 2010, allegedly have been wrongfully required to: (i) reimburse for prescription opioids that allegedly were promoted, sold, and distributed illegally and improperly by the pharmaceutical company defendants; and (ii) incur costs for treatment of overdoses of opioid medications, misuse of those medications, or addiction to them. Plaintiff’s complaint also includes claims against distributors of opioid medications. Plaintiff alleges causes of action against Amneal, Impax and the other defendants for negligence, recklessness and gross negligence, unjust enrichment, subrogation, fraud, and violations of federal RICO statutes. Plaintiff demands compensatory and punitive damages, but plaintiff’s complaint does not include any allegation of specific damage amounts. On April 18, 2018, the Judicial Panel on Multidistrict Litigation conditionally transferred the case to the MDL. On or about May 2, 2018, the case was transferred to the MDL. All activity in the case is stayed by order of the MDL court.
On May 30, 2018, plaintiff William J. Comstock filed a complaint in Washington state court against Amneal Pharmaceuticals of New York, LLC, and four other pharmaceutical company defendants. Plaintiff alleges he became addicted to opioid medications manufactured and sold by the pharmaceutical company defendants, which plaintiff contends caused him to experience opioid-induced psychosis, prolonged hospitalizations, pain, and suffering. Plaintiff asserts causes of action against Amneal and the other pharmaceutical company defendants for negligence, fraudulent misrepresentation, and violations of the Washington Consumer Protection Act. On July 12, 2018, Amneal and other defendants removed the case to the United States District Court for the Eastern District of Washington. On August 17, 2018, the case was transferred to the MDL. All activity in the case is stayed by order of the MDL court.
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

On July 9, 2018, the Muscogee (Creek) Nation filed a First Amended Complaint in its case pending in the National Prescription Opiate Litigation Multidistrict Litigation (The Muscogee (Creek) Nation v. Purdue Pharma, L.P., et al., U.S. District Court, Northern District of Ohio, MDL No. 2804 (In Re: National Prescription Opiate Litigation), Member Case No. 1:18-op-45459-DAP) against the Company and 55 other defendants consisting of pharmaceutical companies, wholesalers, distributors, and pharmacies. Plaintiff describes itself in the First Amended Complaint as a federally recognized Indian tribe with a membership of 83,570 citizens. Plaintiff alleges it exercises sovereign governmental authority over its citizens and within its territory, which it describes as covering 4,867 square miles within the state of Oklahoma. Plaintiff alleges it has been damaged by the Company and the other pharmaceutical company defendants alleged improper marketing, including off-label marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications within the

Nation. The case has been designated as a bellwether motion to dismiss case for the MDL, meaning it is a test case for arguments directed at the complaints filed by Indian tribes in the MDL cases. It is not a bellwether or test case at this juncture for any other purpose. On August 31, 2018, the Company moved to dismiss the First Amended Complaint, and also joined in separate motions to dismiss filed by different defense subgroups. Plaintiff has opposed these motions. Additionally, on September 28, 2018, plaintiff filed a motion to add Amneal Pharmaceuticals LLC, and Amneal Pharmaceuticals of New York, LLC, and to dismiss the Company from the complaint. The Company opposed that motion, and plaintiff filed a reply on October 19, 2018.
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
On August 24, 2018, the Tucson Medical Center filed a complaint against the Company and 18 other defendants consisting of pharmaceutical companies, distributors, and unidentified John Doe defendants, in the Superior Court of the State of Arizona, Pima County. Plaintiff alleges damages as a result of Amneal’s and the pharmaceutical company defendants’ improper marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications. Plaintiff seeks economic damages related to its purchase of opioid medications and for the costs of unreimbursed healthcare it has provided as a result of the opioid epidemic over and above ordinary healthcare services. Plaintiff further contends that between April 1, 2016, and September 30, 2017, it treated approximately 22,000 patients with an opioid-related condition. In addition, Plaintiff seeks compensatory damages, treble damages, punitive damages, awards of attorney’s fees, and abatement of the alleged public nuisance, as provided by law. Plaintiff purports to assert eleven causes of action against all defendants, including: (1) Violation of RICO, A.R.S. § 13-2314.04 - Opioid False Narrative Enterprise; (2) Violation of Arizona’s Consumer Fraud Act (A.R.S. § 44-1522); (3) Negligence; (4) Wanton Negligence; (5) Negligence Per Se; (6) Negligent Marketing; (7) Negligent Distribution; (8) Nuisance; (9) Unjust Enrichment; (10) Fraud and Deceit; and (11) Civil Conspiracy to Commit Fraud and Maintain a Nuisance. On September 24, 2018, the distributor defendants removed the case to the United States District Court for the District of Arizona. Plaintiff filed a motion to remand on September 25, 2018, which the distributor defendants opposed. The Company filed a motion to dismiss on October 1, 2018. On October 8, 2018, following the Court’s denial of its remand motion, Plaintiff voluntarily dismissed its Complaint without prejudice. Plaintiff re-filed its Complaint on October 9, 2018, in the Superior Court of the State of Arizona, Pima County, along with a motion to designate the case as “complex.” The distributor defendants intend to once again remove the case to federal court.

AWP Litigation

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including Impax, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that Impax and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price ("AWP") of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania. On May 17, 2016, this case was stayed. On January 18, 2017, Impax, along with the other defendants, filed a joint motion to dismiss the complaint. On September 15, 2017, the Court dismissed the complaint with prejudice. The time period to file an appeal has lapsed.

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

Impax Laboratories, LLC. v. Turing Pharmaceuticals AG

On May 2, 2016, Impax filed suit against Turing in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from Impax the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the "Purchase Agreement"). Specifically, Impax seeks (i) a declaratory judgment that Impax may revoke Turing’s right to sell Daraprim® under Impax's labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse Impax for chargebacks and Medicaid rebate liability when due, currently in excess of $40.9 million and for future amounts that may be due. Turing has filed its answer and a counterclaim against Impax alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, Impax filed a motion for summary judgment. The District Court issued its order on September 29, 2017. The Court found that Turing breached the Purchase Agreement by failing to reimburse Impax for Medicaid rebate liability, however, the Court also found that Impax breached the Purchase Agreement by not filing a restatement with the Centers for Medicare and Medicaid Services at Turing’s request. Therefore, Impax was not entitled to damages. On October 13, 2017, Impax filed a Motion for Clarification/Reconsideration of the Summary Judgment Order. On May 29, 2018, Impax filed a letter with the Court informing it of Impax’s submission of a restatement of its Average Manufacturer Price for Daraprim for the third quarter of fiscal year 2015 and the fourth quarter of fiscal year 2015 and again requesting an order granting its Motion for Summary Judgment. On August 21, 2018, the Court entered an order granting in part Impax’s reconsideration motion, and granting Impax’s summary judgment claim for breach of contract for Medicaid rebate liability with respect to the time period beginning January 1, 2016.

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

On February 14, 2017, Plaintiff Medicine To Go Pharmacies, Inc. filed a class action complaint in the United States District Court for the District of New Jersey on behalf of itself and others similarly situated against Impax alleging violation of the Telephone Consumer Protection Act. On April 17, 2017, Impax filed a motion to dismiss, transfer, or stay this case in light of the first-filed case described above. This case was transferred to the Southern District of Alabama. On September 15, 2017, the Court stayed this matter pending the final approval of the class settlement described above. In October 2018, the Company settled with the individual plaintiff (whose class claims were subsumed by and released in connection with the settlement reached in the earlier-filed Alabama action discussed above) for a nominal amount.

Securities Class Action

On April 17, 2017, Lead Plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against Impax alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. On June 1, 2017, Impax filed its motion to dismiss the amended complaint. On September 7, 2018, the Court granted Impax’s motion, dismissing plaintiffs’ claims without prejudice and with leave to amend their complaint. On September 18, 2018, the Court entered a Scheduling Order, providing that: plaintiffs’ second amended complaint is due to be filed October 26, 2018; Impax’s motion to dismiss is due December 6, 2018; plaintiffs’ opposition thereto is due January 17, 2019; and Impax’s reply in support of its motion to dismiss is due February 7, 2019.

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

Securities Class Actions related to the Combination

On December 12, 2017 and December 14, 2017, Plaintiffs Susan Vana and David Stone, respectively, filed class action complaints in the United States District Court for the Northern District of California on behalf of themselves and others similarly situated against Amneal and Impax alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 generally alleging that the Registration Statement on Form S-4 related to the Combination contains false and misleading statements and/or omissions concerning the financial projections of Impax, Amneal, and the combined company; Morgan Stanley & Co. LLC’s valuation analyses and Fairness Opinions relating to Impax and Amneal; potential conflicts of interest associated with one of Impax’s financial advisors and the Combination with Amneal; and background information of the proposed business combination, including confidentiality agreements entered into by Impax in connection with the Combination. On April 4, 2018, plaintiffs filed a Stipulation and Proposed Order voluntarily dismissing the actions and on April 5, 2018, the court issued an order to dismiss the actions. Plaintiffs did not file any petition for an award of attorneys’ fees and expenses by the court-ordered deadline of June 1, 2018. The Court has now terminated the case on its docket.

Teva v. Impax Laboratories, LLC.

On February 15, 2017, Plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. ("Teva") filed a Praecipe to Issue Writ of Summons and Writ of Summons (precursor to a complaint) in the Philadelphia County Court of Common Pleas against Impax alleging that Impax breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin® XL. Impax filed a Motion to Disqualify Teva’s counsel related to the matter, and on August 23, 2017, the Court denied Impax's motion. Following the Court’s order, Teva filed its complaint. Impax filed an appeal regarding the disqualification order, and a decision is pending. The matter is currently stayed pending an appellate decision on the disqualification order.

California Wage and Hour Class Action

On August 3, 2017, Plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against Impax alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws. On October 10, 2017, Impax filed a Demurrer and Motion to Strike Class Allegations. On December 12, 2017, the Court overruled Impax’s Demurrer to Plaintiff’s individual claims, however, it struck all of Plaintiff’s class allegations. On March 13, 2018, Plaintiff filed her First Amended Complaint once again including the same class allegations. The Company filed a Demurrer and Motion to Strike Class Allegations on April 12, 2018, and oral argument concerning the motion was heard on August 24, 2018. On September 20, 2018, the Court again struck Plaintiff’s class allegations; Plaintiff has appealed this most recent order to the California State Court of Appeal.

19. Stockholders' Equity/ Members' Deficit

Members' Deficit Prior to the Combination
As of December 31, 2017, Amneal had 189 million units authorized, issued, and outstanding.

During 2018, the board of managers of Amneal approved a discretionary modification to the profit participation units be concurrent with the Combination that caused the vesting of all PPUs that were previously issued to certain current or former employees for service prior to the Combination. The modification entitled the holders to 6.9 million shares of Class A Common Stock with a fair value of $126.0 million on the date of the Combination and $32.8 million of cash. In July 2018, Holdings distributed the shares it received in the Redemption to settle the PPUs with no additional shares issued by the Company. Additionally, during 2018, Holdings distributed $27.7 million of cash bonuses to employees of Amneal for service prior to the Combination. As a result of these transactions, the Company recorded charges aggregating $186.5 million to acquisition, integration and transaction-related expenses during the nine months ended September 30, 2018, and corresponding capital contributions of $158.8 million related to the vesting of the PPUs and $27.7 million related to the cash bonus in members' accumulated deficit. During the nine months ended September 30, 2018, Amneal made distributions of $183.0 million to its members.

Pursuant to the BCA, Amneal's units prior to the Combination were canceled and the Amneal Common Units were distributed as discussed in further detail in the paragraph below.

Stockholders' Equity Subsequent to the Combination
Amended Certificate of Incorporation
In connection with the closing of the Combination, on May 4, 2018, the Company amended and restated its certificate of incorporation ("Charter") to, among other things, reflect the change of its name from Atlas Holdings, Inc. to Amneal Pharmaceuticals, Inc. and provide for the authorization of (i) 900 million shares of Class A Common Stock with a par value of $0.01 per share; (ii) 300 million shares of Class B Common Stock with a par value of $0.01 per share; (iii) 18 million shares of Class B-1 Common Stock with a par value of $0.01 per share; and (iv) 2 million shares of undesignated preferred stock with a par value of $0.01 per share.

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

Redemption
The Limited Liability Company Agreement provides that holders of Amneal Common Units may, from time to time, require the Company to redeem all or a portion of their interests for newly issued shares of Class A Common Stock or Class B-1 Common Stock on a one-for-one basis. Upon receipt of a redemption request, the Company may, instead, elect to effect an exchange of Amneal Units directly with the holder. Additionally, the Company may elect to settle any such redemption or exchange in shares of Class A Common stock, Class B-1 Common Stock or in cash. In the event of a cash settlement, the Company would issue new shares of Class A Common Stock and use the proceeds from the sale of these newly issued shares of Class A Common Stock to fund the cash settlement, which, in effect, limits the amount of the cash payments to the redeeming member. In connection with any redemption, the Company will receive a corresponding number of Amneal Units, increasing the Company's total ownership interest in Amneal. Additionally, an equivalent number of shares of Class B Common Stock will be surrendered and canceled.

Preferred Stock

Under the Charter, the Company's Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of September 30, 2018, no preferred stock had been issued.

Common Stock Issued
In connection with the Combination, the Company issued 73.3 million shares of Class A Common Stock to the holders of Impax Common Stock and 225 million shares of Class B Common Stock to Holdings. In connection with the PIPE, Holdings redeemed 46.8 million shares of Class B Common Stock and an equal number of Amneal units for 34.5 million shares of unregistered Class A Common Stock and 12.3 million shares of unregistered Class B-1 Common Stock. In connection with the Redemption, Holdings redeemed an additional 6.9 million shares of Class B Common Stock and an equal number of Amneal Units for 6.9 million shares of Class A Common Stock for distribution to members of Holdings to whom PPUs were previously issued. No cash was received by the Company with respect to issuances of common stock. The Combination, the PIPE and the Redemption are more fully described in Note 1. Nature of Operations and Basis of Presentation.

Non-Controlling Interests
As discussed in Note 2. Summary of Significant Accounting Policies, the Company consolidates the financial statements of Amneal and its subsidiaries and records non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Non-controlling interests are adjusted for capital transactions that impact the non-publicly held economic interests in Amneal.

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members. For the three and nine months ended September 30, 2018, a tax distribution of $35.5 million was recorded as a reduction of non-controlling interests. As of September 30, 2018, a liability of $35.5 million was included in related-party payables for the tax distribution.

Redeemable Non-Controlling Interest
During July 2018, a non-controlling interest holder in one of Amneal's non-public subsidiaries notified the Company of its intent to redeem its remaining ownership interest based on the terms of an agreement. During the second quarter of 2018, the Company reclassified the redeemable non-controlling interest and in September 2018, the Company made an $11.8 million cash purchase of the redeemable non-controlling interest. The Company recorded charges to stockholders' accumulated deficit and non-controlling interests of $1.2 million and $1.6 million, respectively, during the nine months ended September 30, 2018, to accrete the redeemable non-controlling interest to contract value. At September 30, 2018, no redeemable non-controlling interest remained outstanding.

20. Stock-Based Compensation
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan

In May 2018, the Company adopted the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan ("2018 Plan") under which the Company may grant stock options, restricted stock units and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The stock option and restricted stock unit award grants are made in accordance with the Company’s 2018 Plan and are subject to forfeiture if the vesting conditions are not met.

The aggregate number of shares of Class A Common Stock authorized for issuance pursuant to the Company's 2018 Plan is 23 million shares. As of September 30, 2018, the Company had 18,335,646 shares available for issuance under the 2018 Plan.

Exchanged Impax Options

As a result of the acquisition of Impax, on May 4, 2018, each Impax stock option outstanding immediately prior to the closing of the Combination became fully vested and exchanged for a fully vested and exercisable option to purchase an equal number of shares of Class A Common Stock of the Company with the same exercise price per share as the replaced options and otherwise subject to the same terms and conditions as the replaced options. Consequently, at the Closing, the Company issued 3.0 million fully vested stock options in exchange for the outstanding Impax options.

The Company recognizes the grant date fair value of each option and share of restricted stock unit over its vesting period. Stock options and restricted stock unit awards are granted under the Company’s 2018 Plan and generally vest over a four year period and, in the case of stock options, have a term of 10 years.

The following table summarizes all of the Company's stock option activity for the current year through September 30, 2018:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	—	$—
Conversion of Impax stock options outstanding on May 4, 2018	3,002,669	18.90
Options granted	3,462,780	16.58
Options exercised	(278,302)	11.36
Options forfeited	(325,048)	23.86
Outstanding at September 30, 2018	5,862,099	$17.61	8.2	$34.2
Options exercisable at September 30, 2018	2,521,662	$19.04	6.2	$15.3

The intrinsic value of options exercised during the nine months ended September 30, 2018 was $2.6 million.

The following table summarizes all of the Company's restricted stock unit activity for the current year through September 30, 2018:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2017	—	$—
Granted	1,371,672	17.23
Vested	—	—
Forfeited	(47,755)	18.64
Non-vested at September 30, 2018	1,323,917	$17.18	3.5	$29.4

As of September 30, 2018, the Company had total unrecognized stock-based compensation expense of $44.5 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 3.5 years.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the publicly traded common stock of a peer group of companies. The expected term calculation is based on the "simplified" method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest over four years and have a term of 10 years. The following table presents the weighted-average assumptions used in the option pricing model for options granted under the 2018 Plan.

September 30, 2018
Volatility	46.5%
Risk-free interest rate	2.9%
Dividend yield	—%
Weighted-average expected life (years)	6.25
Weighted average grant date fair value	$8.11

The amount of stock-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$400	$—	$515	$—
Selling, general and administrative	2,836	—	4,259	—
Research and development	354	—	460	—
Total	$3,590	$—	$5,234	$—

21. Related Party Transactions

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

Kanan, LLC

Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2.0 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for both of the three months ended September 30, 2018 and 2017 was $0.5 million. Rent expense paid to the related party for both of the nine months ended September 30, 2018 and 2017 was $1.5 million.

AE Companies, LLC

AE Companies, LLC ("AE LLC") is an independent company which provides certain shared services and corporate type functions to a number of independent entities with respect to which, from time to time, Amneal conducts business. Amneal has ongoing professional service agreements with AE LLC for administrative and research and development services. The total amount of income earned from these agreements for the three months ended September 30, 2017 was $0.4 million (none in 2018). The total amount of income earned from these agreements for the nine months ended September 30, 2017 was $0.6 million (none in 2018).

Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and R&D company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the three and nine months ended September 30, 2018 was $0.2 million (none in 2017). At September 30, 2018, receivables of $0.2 million were due from the related party.

Industrial Real Estate Holdings NY, LLC

Industrial Real Estate Holdings NY, LLC ("IRE") is an independent real estate management entity which, among other activities, is the landlord of Amneal’s leased manufacturing facilities located at 75 and 85 Adams Avenue, Hauppauge, New York. The lease at 85 Adams Avenue expired in March 2017 while the lease for 75 Adams Avenue expires in March 2021. Rent expense paid to the related party for the three months ended September 30, 2018 and 2017 was $0.5 million and $0.3 million, respectively. Rent expense paid to the related party for the nine months ended September 30, 2018 and 2017 was $1.0 million and $0.9 million, respectively.

Kashiv Pharmaceuticals LLC

Kashiv Pharmaceuticals LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b) (2) NDA products. Amneal has various business agreements with Kashiv. In May 2013, Amneal entered into a sublease agreement with Kashiv for a portion of one of its research and development facilities. The sublease automatically renews annually if not terminated and has an annual base rent of $1.8 million. Rental income from the related party sublease for the three months ending September 30, 2017 was $0.5 million (none in 2018). Rental income from the related party sublease for the nine months ended September 30, 2018 and 2017 was $0.4 million and $1.5 million, respectively. On January 15, 2018, Amneal and Kashiv entered into an Assignment and Assumption of Lease Agreement. The lease was assigned to Kashiv, and Amneal was relieved of all obligations. At September 30, 2018 and December 31, 2017, $0.6 million and $10.4 million of receivables were due, respectively.

Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the three months ended September 30, 2018 and 2017 was $0.8 million and $0.3 million, respectively. The total profit share paid to Kashiv for the nine months ended September 30, 2018 and 2017 was $2.8 million and $9.6 million, respectively. In addition, Amneal provided development services to Kashiv in the amount of $1.1 million for the nine months ended September 30, 2018 (none in the three months ended September 30, 2018). At September 30, 2018 and December 31, 2017 payables of $0.8 million and $0.6 million, respectively, were due to the related party for royalty-related transactions.

In June 2017, Amneal and Kashiv entered a product acquisition and royalty stream purchase agreement. The aggregate purchase price was $25 million on the closing, which has been paid, plus two potential future $5 million earn outs related to the Estradiol Product. The contingent earn outs will be recorded in the period in which they are earned. The first and second $5 million earn outs were recognized in March 2018 and June 2018, respectively, as an increase to the cost of the Estradiol product intangible asset and will be amortized on a straight-line basis over the remaining life of the Estradiol intangible asset. The first earn out was paid in July 2018 and the second earn out was paid in September 2018.

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

Adello Biologics, LLC

Adello is an independent clinical stage company engaged in the development of biosimilar pharmaceutical products. Amneal and Adello are parties to a master services agreement pursuant to which, from time to time, Amneal provides human resources and product quality assurance services on behalf of Adello. The parties are also party to a license agreement for parking spaces in Piscataway, NJ. The total amount of net expense paid to Adello from these agreements for both of the three months ended September 30, 2018 and 2017 was less than $0.1 million. The total amount of net expense paid to Adello from these agreements for both of the nine months ended September 30, 2018 and 2017 was $0.1 million.

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

In October 2017, Amneal and Adello terminated their product development agreement pursuant to which Amneal and Adello had been collaborating to develop and commercialize Glatiramer Acetate products. Pursuant to the termination agreement, Amneal owed Adello $10.5 million for the up-front payment plus interest. This amount was paid in January 2018 and recognized as a related party payable in the Consolidated Balance Sheet as of December 31, 2017.

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

In October 2017, Amneal purchased a building from Adello in Ireland to further support its inhalation dosage form. Amneal issued a promissory note for 12.5 million euros ($14.7 million based on exchange rate as of December 31, 2017) which accrues interest at a rate of 2% per annum, due on or before July 1, 2019. The promissory note was paid in full in the second quarter of 2018.

PharmaSophia, LLC

PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended September 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. The total amount of income earned from these agreements for the nine months ended September 30, 2018 and 2017 was $0.5 million and $0.2 million, respectively. At September 30, 2018 and December 31, 2017 receivables of $0.1 million and $0.1 million, respectively, were due from the related party.

Gemini Laboratories, LLC

Prior to the Company's acquisition of Gemini in May 2018 as described in Note 3. Acquisitions and Divestitures, Amneal and Gemini were parties to various agreements. Total gross profit earned from the sale of inventory to Gemini for the three months ended September 30, 2017 was $1.3 million. Total gross profit earned from the sale of inventory to Gemini for the nine months ended September 30, 2018 (through the acquisition date) and 2017 was $0.1 million and $2.2 million, respectively. The total profit share paid by Gemini for the three months ended September 30, 2017 was $2.4 million. The total profit share paid by Gemini for the nine months ended September 30, 2018 (through the acquisition date) and 2017 was $4.8 million and $8.5 million, respectively. At December 31, 2017, receivables of $5.6 million were due from the related party.

At September 30, 2018, the Company has a note payable owed to the sellers of Gemini in the amount of $78.1 million, which includes $77.2 million of principal and $0.9 million of accrued interest. The Company has incurred interest expense related to the note payable of $0.6 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

APHC Holdings, LLC (formerly, Amneal Holdings, LLC)

APHC Holdings, LLC (formerly, Amneal Holdings, LLC) was the ultimate parent of Amneal prior to the Combination. In connection with the Combination, Amneal is required to reimburse transaction-related costs incurred by APHC Holdings. As of September 30, 2018, no amounts were due to APHC Holdings.

Tax Distributions

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 19. Stockholders' Equity/ Members' Deficit.

22. Employee Benefit Plans

The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. For the three months ended September 30, 2018 and 2017, the Company made matching contributions of $2.3 million and $0.7 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company made matching contributions of $6.6 million and $1.9 million, respectively.

The Company also has a deferred compensation plan for certain former executives of Impax. Deferred compensation liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived by reference to hypothetical investments selected by the participants and is included in other long-term liabilities. The Company invests participant contributions in corporate-owned life insurance policies, for which the cash surrender value is included in other non-current assets. Matching contributions for the three and nine months ended September 30, 2018 were immaterial.

23. Segment Information

The Company has two reportable segments, the Generics business and the Specialty Pharma business. The Generics business develops, manufactures and commercializes complex oral solids, injectables, ophthalmics, liquids, topicals, softgels, inhalation products and transdermals across a broad range of therapeutic categories. The Company's retail and institutional portfolio contains approximately 200 product families, many of which represent difficult-to-manufacture products or products that have a high barrier-to-entry, such as oncologics, anti-infectives and supportive care products for healthcare providers.

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

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment operating income (loss). Items below income (loss) from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in "Corporate and Other." The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker.

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2018	Generics	Specialty Pharma	Corporate and Other	Total Company
Net revenue	$391,175	$85,312	$—	$476,487
Cost of goods sold	237,866	38,516	—	276,382
Gross profit	153,309	46,796	—	200,105
Selling, general and administrative	21,030	19,716	37,329	78,075
Research and development	38,997	4,002	—	42,999
Intellectual property legal development expenses	3,929	472	—	4,401
Acquisition, transaction-related and integration expenses	—	—	2,231	2,231
Restructuring expenses	(2,885)	(27)	756	(2,156)
Operating income (loss)	$92,238	$22,633	$(40,316)	$74,555

Nine Months Ended September 30, 2018	Generics	Specialty Pharma	Corporate and Other	Total Company
Net revenue	$1,028,134	$137,329	$—	$1,165,463
Cost of goods sold	579,994	62,474	—	642,468
Gross profit	448,140	74,855	—	522,995
Selling, general and administrative	48,854	33,265	74,080	156,199
Research and development	130,412	7,131	—	137,543
Intellectual property legal development expenses	12,509	515	—	13,024
Acquisition, transaction-related and integration expenses	114,622	—	102,251	216,873
Restructuring expenses	21,912	2,394	18,003	42,309
Operating income (loss)	$119,831	$31,550	$(194,334)	$(42,953)

Three Months Ended September 30, 2017	Generics	Specialty Pharma	Corporate and Other	Total Company
Net revenue	$254,733	$—	$—	$254,733
Cost of goods sold	119,720	—	—	119,720
Gross profit	135,013	—	—	135,013
Selling, general and administrative	15,030	—	12,410	27,440
Research and development	41,323	—	—	41,323
Intellectual property legal development expenses	6,693	—	—	6,693
Legal settlement gain	(21,467)	—	—	(21,467)
Acquisition and transaction-related expenses	—	—	2,271	2,271
Operating income (loss)	$93,434	$—	$(14,681)	$78,753

Nine Months Ended September 30, 2017	Generics	Specialty Pharma	Corporate and Other	Total Company
Net revenue	$740,285	$—	$—	$740,285
Cost of goods sold	365,523	—	—	365,523
Gross profit	374,762	—	—	374,762
Selling, general and administrative	44,838	—	37,242	82,080
Research and development	127,926	—	—	127,926
Intellectual property legal development expenses	17,786	—	—	17,786
Legal settlement gain	(21,467)	—	—	(21,467)
Acquisition and transaction-related expenses	—	—	2,353	2,353
Operating income (loss)	$205,679	$—	$(39,595)	$166,084

Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three and nine months ended September 30, 2018 and 2017 are set forth below (in thousands, except for percentages):

Segment	Product Family	Three Months Ended September 30, 2018
		$	%
Generics	Yuvafem-Estradiol	$48,466	10%
Specialty Pharma	Rytary® family	$33,073	7%
Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$30,259	6%
Generics	Diclofenac Sodium Gel	$26,455	6%
Generics	Aspirin; Dipyridamole ER Capsul	$22,777	5%

Segment	Product Family	Three Months Ended September 30, 2017
		$	%
Generics	Aspirin; Dipyridamole ER Capsul	$29,539	12%
Generics	Yuvafem-Estradiol	$29,317	12%
Generics	Diclofenac Sodium Gel	$23,903	9%
Generics	Oseltamivir	$19,383	8%
Generics	Lidocaine	$8,685	3%

Segment	Product Family	Nine Months Ended September 30, 2018
		$	%
Generics	Yuvafem-Estradiol	$106,477	9%
Generics	Diclofenac Sodium Gel	$78,551	7%
Generics	Aspirin; Dipyridamole ER Capsul	$67,718	6%
Specialty Pharma	Rytary® family	$53,593	5%
Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$49,425	4%

Segment	Product Family	Nine Months Ended September 30, 2017
		$	%
Generics	Yuvafem-Estradiol	$100,094	14%
Generics	Diclofenac Sodium Gel	$66,023	9%
Generics	Aspirin; Dipyridamole ER Capsul	$45,133	6%
Generics	Lidocaine	$24,563	3%
Generics	Atovaquone	$23,198	3%

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis summarizes the significant factors affecting the results of operations, financial condition and liquidity position of the Company as of and for the three and nine months ended September 30, 2018 and should be read in conjunction with the consolidated financial statements and related notes of thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on May 7, 2018.

The following discussion and analysis contains forward-looking statements that reflect Amneal Pharmaceuticals, Inc.'s plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are "forward-looking statements." Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as "believes," "forecasts," "intends," "possible," "estimates," "anticipates," and "plans" and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Such risks and uncertainties include, but are not limited to: the impact of global economic conditions; our ability to integrate the operations of Amneal Pharmaceuticals LLC and Impax Laboratories, LLC pursuant to the business combination completed on May 4, 2018, and our ability to realize the anticipated synergies and other benefits of the combination; our ability to successfully develop and commercialize new products; our ability to obtain exclusive marketing rights for our products and to introduce products on a timely basis; the competition we face in the pharmaceutical industry from brand and generic drug product companies, and the impact of that competition on our ability to set prices; our ability to manage our growth; the illegal distribution and sale by third parties of counterfeit versions of our products or of stolen products; market perceptions of us and the safety and quality of our products; our dependence on the sales of a limited number of products for a substantial portion of our total revenues; our ability to develop, license or acquire and introduce new products on a timely basis; the ability of our approved products to achieve expected levels of market acceptance; the risk that we may discontinue the manufacture and distribution of certain existing products; the impact of manufacturing or quality control problems; the risk of product liability and other claims against us by consumers and other third parties; risks related to changes in the regulatory environment, including United States federal and state laws related to healthcare fraud abuse and health information privacy and security and changes in such laws; changes to FDA product approval requirements; risks related to federal regulation of arrangements between manufacturers of branded and generic products; the impact of healthcare reform and changes in coverage and reimbursement levels by governmental authorities and other third-party payers; our dependence on a few locations that produce a majority of our products; relationships with our major customers; the continuing trend of consolidation of certain customer groups; our reliance on certain licenses to proprietary technologies from time to time; our dependence on third party suppliers and distributors for raw materials for our products and certain finished goods; the time necessary to develop generic and branded drug products; our dependence on third parties for testing required for regulatory approval of our products; our dependence on third party agreements for a portion of our product offerings; our ability to make acquisitions of or investments in complementary businesses and products on advantageous terms; regulatory oversight related to our international operations; our increased exposure to tax liabilities due to our international operations and the impact of recent U.S. tax legislation; payments required by our Tax Receivable Agreement; our involvement in various legal proceedings, including those brought by third parties alleging infringement of their intellectual property rights; legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives; the significant amount of resources we expend on research and development; our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness; risks inherent in conducting clinical trials; our reporting and payment obligations under the Medicaid rebate program and other government purchase and rebate programs; quarterly fluctuations in our operating results; adjustments to our reserves based on price adjustments and sales allowances; investigations and litigation concerning the calculation of average wholesale prices; the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group; and such other factors as may be set forth elsewhere in this Quarterly Report, particularly in the section entitled "Risk Factors" and our public filings with the SEC.

Overview

Amneal Pharmaceuticals, Inc. is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas, as well as branded products. We were formed on October 4, 2017, under the name Atlas Holdings, Inc. for the purpose of facilitating the combination of Impax Laboratories, Inc. ("Impax") and Amneal Pharmaceuticals LLC ("Amneal"), which closed on May 4, 2018. Refer to "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1. Nature of Operations and Basis of Presentation" for further information related to the Combination. Prior to the consummation of the Combination, Amneal and Impax operated separately as independent companies. We operate in two segments, referred to as the Generics business and the Specialty Pharma business. The Generics business concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than a brand name. The Specialty Pharma business utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of CNS disorders and other select specialty segments.

The Generics business specializes in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas. We currently market over 200 product families in the United States and our marketed and pipeline generics portfolios cover an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids such as tablets, capsules and powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry as a result of complex drug formulations or manufacturing, legal and/or regulatory challenges. We believe that focusing on these opportunities allows us to offer first-to-file ("FTF"), first-to-market ("FTM") and other "high-value" products, which we define as products with zero to three generic competitors at time of launch. These products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As of September 30, 2018, we had 156 products approved but not yet launched or pending FDA approval and another 123 products in various stages of clinical development. Over 58% of our total generic pipeline consists of potential FTF, FTM and high-value products. We believe that as of the date of this report we are leading the U.S. generics market in product approvals and launches in 2018, with 56 of our products receiving final approval, 10 receiving tentative approval and 39 product launches.

The Specialty Pharma business is comprised of the Impax Specialty business acquired on May 4, 2018 and the Gemini business acquired on May 7, 2018. Refer to "Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements - Note 3. Acquisitions and Divestitures" for further information related to the Combination and the Gemini acquisition. Prior to these two transactions, we did not have a specialty business. The Specialty Pharma business is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing CNS disorders, including migraine, multiple sclerosis, Parkinson's disease and post-herpetic neuralgia, and branded pharmaceutical products in other select specialty segments. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

Our branded pharmaceutical product portfolio currently consists of commercial CNS and other select specialty products, including its internally developed branded product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which Impax began marketing in the United States in April 2015. Impax received marketing authorization from the European Commission for Numient® (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, the Amneal Specialty Pharma division is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited ("AstraZeneca") in the United States and in certain U.S. territories, and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections.

Results of Operations

Overview

The following table sets forth our summarized, consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	476,487	254,733	1,165,463	740,285
Gross profit	200,105	135,013	522,995	374,762
Operating income (loss)	74,555	78,753	(42,953)	166,084
Income (loss) before income taxes	22,574	26,384	(187,916)	109,248
Provision for (benefit from) income taxes	5,109	(738)	(6,943)	2,117
Net income (loss)	17,465	27,122	(180,973)	107,131

Consolidated net revenues for the three months ended September 30, 2018 increased by 87%, or $221.8 million, to $476.5 million compared to $254.7 million for the three months ended September 30, 2017. Consolidated net revenues for the nine months ended September 30, 2018 increased by 57%, or $425.2 million, to $1,165.5 million compared to $740.3 million for the nine months ended September 30, 2017. The increases were primarily attributable to the acquisitions of Impax on May 4, 2018 and Gemini on May 7, 2018, as well as new product launches in the period in our Generics business.

We recognized net income of $17.5 million for the three months ended September 30, 2018 and a net loss of $181.0 million for the nine months ended September 30, 2018. We recognized net income of $27.1 million and $107.1 million for the three and nine months ended September 30, 2017, respectively. Our results for the three months ended September 30, 2018 are impacted by the May 4, 2018 combination with Impax, including approximately $24.0 million of incremental interest expense. Our results for the nine months ended September 30, 2018 are impacted by the May 4, 2018 combination with Impax, including second quarter charges of $158.8 million for the vesting of profit participation units, $28.0 million for special employee payments, $30.4 million for acquisition, transaction-related and integration expenses, $42.3 million for restructuring, primarily related to severance, and $19.7 million for a loss on extinguishment of debt, as well as approximately $49.6 million of incremental interest expense.

Generics Business

The following table sets forth results of operations for our Generics segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$391,175	$254,733	$1,028,134	$740,285
Cost of goods sold	237,866	119,720	579,994	365,523
Gross profit	153,309	135,013	448,140	374,762
Selling, general and administrative	21,030	15,030	48,854	44,838
Research and development	38,997	41,323	130,412	127,926
Intellectual property legal development expenses	3,929	6,693	12,509	17,786
Legal settlement gain	—	(21,467)	—	(21,467)
Acquisition, transaction-related and integration expenses	—	—	114,622	—
Restructuring expenses	(2,885)	—	21,912	—
Operating income	$92,238	$93,434	$119,831	$205,679

Revenues

Net revenues for the Generics business increased by 54% and 39% for the three and nine months ended September 30, 2018, respectively, when compared with the same period in 2017. The increase in net revenues in the three month period as compared to the prior year period is primarily attributable to strong 2018 launches, including Methylphenidate Hydrochloride extended release tablets, Phytonadione tablets and Potassium Chloride oral solution, higher demand for Yuvafem, Diflofenac Sodium gel 1% and Spironoctalone cream, and the combination with Impax. These increases are offset by lower demand for Oseltamivir, Diclofenac Sodium gel 3%, and Epinephrine auto-injector due to supply constraints.

The increase in net revenues for the nine month period as compared to the prior year period is primarily attributable to strong new launches, including Methylphenidate Hydrochloride extended release tablets, Phytonadione tablets and Erythromycin instant release tablets, higher demand for Aspirin Dipyridamole extended release capsules, Oseltamivir and Triamcinolone Acetonide injectable suspension, and the combination with Impax. These increases are offset by lower demand for Lidocaine gel, Diclofenac Sodium gel and Diclofenac tables as well as supply constraints on Epinephrine auto injector.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 30, 2018 was $237.9 million, an increase of $118.1 million compared to the prior year period. The increase in cost of goods sold was primarily attributable to new product launches and higher product sales due to the combination with Impax. Additional increases to cost of goods sold were driven by $39.3 million of inventory related expenses, including $20.9 million for purchase accounting adjustments related to amortization of intangible assets and inventory, $10.2 million of excess capacity charges associated with the wind-down of our Hayward, CA manufacturing plant, and an impairment of product intangible assets of $7.8 million.

Cost of goods sold for the nine months ended September 30, 2018 was $580.0 million, an increase of $214.5 million compared to the prior year period. The increase in cost of goods sold was primarily attributable to new product launches and higher product sales due to the combination with Impax. Additional increases to cost of goods sold were driven by $74.8 million of inventory related expenses, including $39.0 million for purchase accounting adjustments related to amortization of intangible assets and inventory, $15.2 million of excess capacity charges associated with the wind-down of our Hayward, CA manufacturing plant, an impairment of product intangible assets of $7.8 million and write-offs of pre-launch inventory of approximately $8.0 million.

Accordingly, gross profit for the three and nine months ended September 30, 2018 was $153.3 million (39.2% of total revenues) and $448.1 million (43.6% of total revenues), respectively, as compared to gross profit of $135.0 million (53.0% of total revenues) and $374.8 million (50.6% of total revenues) for the comparable prior year periods. Our gross profit as a percentage of sales declined compared to both prior year periods primarily as a result of higher cost of sales due to incremental amortization and inventory acquisition accounting adjustments, inventory related charges, impairment of product intangible assets and lower margin products in the Impax portfolio.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2018 were $21.0 million, as compared to $15.0 million for the three months ended September 30, 2017. The $6.0 million increase from the prior period was primarily due to the combination with Impax.

Selling, general, and administrative expenses for the nine month period ended September 30, 2018 were $48.9 million, as compared to $44.8 million for the nine month period ended September 30, 2017. The $4.0 million increase from the prior period was primarily due to the combination with Impax, partially offset by savings generated from prior year divestitures of several international business.

Research and Development Expenses

Research and development expenses for the three month period ended September 30, 2018 were $39.0 million, as compared to $41.3 million for the three months ended September 30, 2017. The decrease from the prior year was primarily due to lower usage of materials and lower external development costs due to timing, slightly offset by an increase in spending on projects acquired in the combination with Impax.

Research and development expenses for the nine month period ended September 30, 2018 were $130.4 million, as compared to $127.9 million for the nine month period ended September 30, 2017. The $2.5 million increase from the prior year period was primarily due to an increase in spending from the first quarter for increased external development costs and higher GDUFA filing fees.

Intellectual Property Legal Development Expense

Intellectual property legal development expenses for the three and nine months ended September 30, 2018 were $3.9 million and $12.5 million, respectively, as compared to $6.7 million and $17.8 million for the prior year periods. The $2.8 million decrease for the three months ended September 30, 2018 and $5.3 million decrease for the nine months ended September 30, 2018 was primarily due to reduced expenses related to trials on patent challenges during 2018. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Legal Settlement Gain

We recognized a legal settlement gain of $21.5 million for the three and nine month periods ended September 30, 2017. In July 2017, we settled an anti-competitive claim against the innovator of Suboxone, a combination of active pharmaceutical ingredients Buprenorphine and Naloxone.

Acquisition, Transaction-related and Integration Expenses

We recognized approximately $114.6 million of acquisition, transaction-related and integration expenses for the nine month period ended September 30, 2018 with no comparable charges in 2017. This cost primarily represents a $98.2 million charge for the vesting of profit participation units and a $16.4 million charge for special employee bonuses during the second quarter.

Restructuring

We recorded an approximate $2.9 million net benefit, primarily related to changes in estimates for certain employee-related separation liabilities for the three months ended September 30, 2018. The changes in estimates were primarily associated with employees who exited early.

We recorded an approximate $21.9 million restructuring charge for the nine month period ended September 30, 2018 with no comparable charge in 2017. This severance charge primarily relates to a reduction in workforce resulting from the combination with Impax.

Specialty Pharma Business

The following table sets forth results of operations for our Specialty Pharma business for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$85,312	$—	$137,329	$—
Cost of goods sold	38,516	—	62,474	—
Gross profit	46,796	—	74,855	—
Selling, general and administrative	19,716	—	33,265	—
Research and development	4,002	—	7,131	—
Intellectual property legal development expenses	472	—	515	—
Acquisition, transaction-related and integration expenses	—	—	—	—
Restructuring expenses	(27)	—	2,394	—
Operating income	$22,633	$—	$31,550	$—

Our Specialty Pharma business is comprised of the Impax Specialty business acquired on May 4, 2018 and the Gemini Laboratories, LLC business acquired on May 7, 2018. Prior to these two transactions, we did not have a specialty business. Refer to "Item 1. Financial Statements - Notes to Financial Statements - Note 3. Acquisitions and Divestitures" for further information related to these two transactions.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
General and administrative	37,329	12,410	74,080	37,242
Research and development	—	—	—	—
Intellectual property legal development expenses	—	—	—	—
Acquisition, transaction-related and integration expenses	2,231	2,271	102,251	2,353
Restructuring expenses	756	—	18,003	—
Operating loss	$(40,316)	$(14,681)	$(194,334)	$(39,595)
Other expense, net	$(51,981)	$(52,369)	$(144,963)	$(56,836)

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $37.3 million, as compared to $12.4 million for the three months ended September 30, 2017. The $24.9 million increase compared to the prior year period was primarily due to general and administrative expenses of the Impax organization since combination, which includes certain public company costs that will remain on a go-forward basis. The increase is also attributable to stock-based compensation.

General and administrative expenses for the nine months ended September 30, 2018 were $74.1 million, as compared to $37.2 million for the nine months ended September 30, 2017. The $36.8 million increase compared to the prior year period was primarily due to general and administrative expenses of the Impax organization since combination, which includes certain public company costs that will remain on a go-forward basis. The increase is also attributable to stock-based compensation.

Acquisition, Transaction-related and Integration Expenses

We recognized $2.2 million of acquisition, transaction-related and integration expenses for the three months ended September 30, 2018, as compared to $2.3 million for the three month period ended September 30, 2017.

We recognized approximately $102.3 million of acquisition, transaction-related and integration expenses for the nine months ended September 30, 2018, as compared to $2.4 million for the nine month period ended September 30, 2017. This cost primarily represents a $60.6 million charge for the vesting of profit participation units, a $12.2 million charge for special employee bonuses at the closing of the Combination and $29.5 million of advisor and other third party costs associated with the Combination and integration.

Restructuring

We recorded a $18.0 million restructuring charge in the nine months ended September 30, 2018 with no comparable charge in 2017. This severance charge primarily relates to a reduction in workforce resulting from the combination with Impax.

Other Income (Expense)

We recognized approximately $52.0 million and $145.0 million of other expense for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, the Company recognized $52.4 million and $56.8 million of other expense, respectively. The increase of approximately $88.1 million for the nine months ended September 30, 2018 is caused by $43.0 million of additional interest expense associated with an increase in long-term debt, $48.3 million increase in foreign exchange loss caused by fluctuation in the Swiss Franc and Indian Rupee, a $19.7 million loss on extinguishment of debt arising from the debt refinancing executed in connection with the Impax combination and is offset by a $26.1 million reduction in loss on sale of certain international businesses.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $400 million of available additional capacity on the ABL. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months.

Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, and spending on production facility expansions and capital equipment items.

On November 7, 2018, we made a payment to settle a $77.2 million note payable and related interest associated with the purchase of Gemini, as described above under Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 3. Acquisitions and Divestitures. Over the next 12 months, we will also make substantial payments for monthly interest and quarterly principal amounts due on our Senior Secured Credit Facilities, severance, and capital expenditures. We will also be required to make a $50 million payment to JSP upon our first sale of Levothyroxine pursuant to the terms of a license and supply agreement, as described above under Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5. Alliance and Collaboration. Given the magnitude of projected expenditures, we may require additional funds from our ABL to meet these increased cash needs in the next year.

As of September 30, 2018, we had total cash and cash equivalents of $165.2 million, compared to $74.2 million of cash and cash equivalents as of December 31, 2017. The increase of $91.0 million during the nine months ended September 30, 2018 resulted primarily from net cash provided by financing activities of $506.6 million, partially offset by net cash used in investing activities of $401.7 million and net cash used in operating activities of $9.4 million.

Significant financing activities for the nine months ended September 30, 2018 include $684.9 million of net new borrowings and $27.7 million of equity contributions, partially offset by $183.0 million of distributions to members, repayment of a related party note payable of $14.8 million, and payment of $11.8 million for the acquisition of a redeemable non-controlling interest in one of Amneal's subsidiaries.

Net cash used in investing activities for the nine months ended September 30, 2018 includes payments for acquisitions, net of cash acquired, of $282.3 million for the acquisition of Impax and $42.3 million for the acquisition of Gemini, and $10 million for the acquisition of Estradiol product rights from Kashiv.

At September 30, 2018, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows

Our net cash used in operating activities was $9.4 million for the nine months ended September 30, 2018, as compared to cash provided by operating activities of $168.9 million for the nine months ended September 30, 2017. The decrease of $178.3 million in net cash provided by operating activities was primarily attributed to increased transaction and integration costs in connection with the acquisitions of Impax and Gemini, increased purchases of inventory to support the combined company, timing of collections of trade accounts receivable, a decrease in accounts payable and accrued expenses and increased interest due to additional debt of the combined company.

Our net cash used in investing activities was $401.7 million for the nine months ended September 30, 2018, as compared to $89.7 million for the nine months ended September 30, 2017. The increase in cash used in investing activities of $312.0 million was primarily attributed to the acquisitions of Impax and Gemini, partially offset by lower capital expenditures and acquisitions of product rights and licenses.

Our net cash provided by financing activities was $506.6 million for the nine months ended September 30, 2018, as compared to cash used in financing activities of $95.5 million for the nine months ended September 30, 2017.  The increase of $602.1 million was primarily related to an increase in net new borrowings, equity contributions, and lower distributions to members, partially offset by payment of a related party note and the acquisition of a redeemable non-controlling interest in one of Amneal's subsidiaries.

Term Loan and Revolving Credit Agreements

On May 4, 2018 we entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed credit facility ("ABL") under which loans and letters of credit up to a principal amount of $500.0 million are available (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The term loan is repayable in equal quarterly installments at a rate of 1.00% or the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is LIBOR plus 3.5% at September 30, 2018. The ABL bears an annual interest rate of 1.5% at September 30, 2018 and matures on May 4, 2023. Beginning on September 30, 2018, the annual interest rate for the ABL may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At September 30, 2018, the Company had $100.0 million of borrowings under the ABL. On November 5, 2018, the Company repaid $50 million of the borrowings under the ABL.

The proceeds of any loans made under the Senior Secured Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the ABL at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At September 30, 2018, the ABL commitment fee rate is 0.375% per annum.

JSP License and Supply Agreement

On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for levothyroxine sodium tablets ("Levothyroxine"). The Company will be JSP's exclusive commercial partner in the U.S. market for a 10-year term commencing on March 22, 2019. The Company will be required to make a payment of $50.0 million to JSP upon the Company's first sale of Levothyroxine. Additionally, the Company will be required to make an additional $20.0 million payment to JSP if the Food and Drug Administration ("FDA") has not given final approval a third-party competitor's abbreviated new drug application for generic levothyroxine sodium tablets with an AB1, AB2, AB3 or AB4 designation by the first anniversary date of the Company's first sale of Levothyroxine. In addition, the agreement provides for the Company to pay a share of the net profits of the Company's sales of Levothyroxine, after considering product costs.

Adello License and Commercialization Agreement

On October 1, 2017, Amneal and Adello entered into a license and commercialization agreement. Adello granted Amneal an exclusive license, under Adello's NDA, to distribute and sell two bio-similar products in the United States. Adello is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10 years from the applicable product’s launch date.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Critical Accounting Policies

Our significant accounting policies are described in Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of September 30, 2018 or December 31, 2017.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed above under Term Loan and Revolving Credit Agreement, we are party to a Term Loan with a principal amount of $2.7 billion and an ABL under which loans and letters of credit up to a principal amount of $500.0 million are available (principal amount of up to $25 million is available for letters of credit) pursuant to the Senior Secured Credit Facilities. The proceeds for any loans made under our Senior Secured Credit Facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.

We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

By the nature of the our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, British Pound, Indian Rupee, and the Swiss Franc. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss). Transaction gains and losses are included in the determination of our net income in our consolidated statements of income. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future.

Inflation has not had a significant impact on our revenues or operations to date and we do not believe that inflation will have a significant impact on our revenues or operations for the remainder of 2018 or 2019.

In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates. Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will impact only the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At September 30, 2018, we had $100.0 million of fixed rate debt and $2.7 billion of variable rate debt. Increases or decreases in interest rates would affect our annual interest expense. We may enter into interest rate swaps to manage the impact of interest rate changes. There were no outstanding interest rate swap agreements as of September 30, 2018 or 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies and is incorporated by reference herein.

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

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act (the "FDCA") provide for a period of 180 days of generic marketing exclusivity for any applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding branded drug (commonly referred to as a "Paragraph IV certification"). "First filers" are often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period.

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

We believe our principal competitors in the U.S. generic pharmaceutical market, where we primarily compete, are Teva Pharmaceutical Industries Limited, Sandoz (a division of Novartis AG) ("Sandoz"), Endo International plc (Par) ("Endo"), Mylan N.V. ("Mylan") and Fresenius Medical Care AG & Co. KGaA /Akorn, Inc. These companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs, especially lower-cost foreign jurisdictions. Any of these factors could result in reductions in our sales prices and gross margin. This price competition has led to an increase in demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of our generic drug products, as well as to pursue product opportunities with the potential for limited competition, such as high-barrier-to-entry first-to-file or first-to-market products. There can be no assurance, however, that this strategy will enable us to compete successfully in the generic drug product industry or that we will be able to develop and implement any new or additional viable strategies.

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

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the three and nine months ended September 30, 2018, our significant product families accounted for 34% and 31% of our consolidated net revenue, respectively. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

As a pharmaceutical company, we are subject to substantial regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the United States, and our products must be made in a manner consistent with current good manufacturing practices ("cGMP"), or similar standards in each territory in which we manufacture. The failure of one of our facilities, or a facility of one of our third party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility.

In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of "regulatory significance" that may result in enforcement action if not promptly and adequately corrected. We remain committed to continuing to improve our quality control and manufacturing practices; however, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. Failure to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. Because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations and/or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

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

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. The U.S. Department of Health and Human Services has declared the wide spread addiction to and abuse of such products a public health emergency, and in recent months, the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the Drug Enforcement Administration (the "DEA") has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. See "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies" for more information regarding opioid-related litigation involving the Company.

We are subject to United States federal and state laws related to healthcare fraud and abuse and health information privacy and security, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are eligible for reimbursement under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are, and will be, applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, as a means of inducing, or in exchange for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and our implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information and place restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to "payments or other transfers of value" made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members, and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TRICARE program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, such as the requirements under the European Union General Data Protection Regulation which became effective in May 2018, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of the fraud and abuse laws may result in severe penalties against us and/or our responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that we could incur judgments or enter into settlements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

The FDA may institute changes to its ANDA approval requirements, such as implementing new or additional fees similar to the fees imposed by the Generic Drug Fee User Amendments of 2012 ("GDUFA") and its second iteration (GDUFA II), which may make it more difficult or expensive for us to obtain approval for our new generic products. The FDA may also implement other changes that may directly affect some of our ANDA filings pending approval from the FDA, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.

We are involved in numerous patent litigations in which it challenges the validity or enforceability of innovator companies' listed patents and/or their applicability to its generic pharmaceutical products, as well as patent infringement litigation in which generic companies challenge the validity or enforceability of our patents and/or their applicability to their generic pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs for their review. The FTC has publicly stated that, in its view, some of the brand-generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that "reverse payment" settlement agreements between brand and generic companies could violate antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the "Rule of Reason." It is currently uncertain the effect the Supreme Court’s decision will have on our existing settlement agreements or its impact on its ability to enter into such settlement agreements in the future or the terms thereof. The Supreme Court’s decision may result in heightened scrutiny from the FTC of such settlement agreements and we may become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, may also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, or others, such as customers, may commence an action against us alleging violations of the antitrust laws. Such settlement agreements may further expose us to claims by purchasers of the products for unlawfully inhibiting competition. We have been involved in private antitrust actions involving certain settlement agreements as described in "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies".

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

As part of commercializing our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from governmental authorities and private health insurers and other organizations, such as health maintenance organizations ("HMOs") and managed care organizations ("MCOs"). The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as "healthcare reform." A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. For example, the legislation includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) apply a 50% discount to Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services ("CMS") within the Department of Health and Human Services.

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

We currently have over 200 customers, some of which are part of large purchasing groups. Our three largest customers accounted for approximately 83% and 82% of our total gross sales of products for the three and nine months, ended September 30, 2018, respectively, and our three largest customers accounted for approximately 79%  and 79% of our total gross sales for products for the three and nine months ended September 30, 2017, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition.

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

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. and multinational businesses, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, modifying or repealing many business deductions and credits (including certain foreign tax credits), adopting elements of a territorial tax system, imposing a one-time transition tax (or "repatriation tax") on all undistributed earnings and profits of certain U.S.-owned foreign corporations, broadening the categories of income earned by certain U.S.-owned foreign corporations that may be subject to current US taxation, revising the rules governing net operating losses, repealing the deduction of certain performance-based compensation paid to an expanded group of executive officers and introducing new anti-base erosion provisions, such as the base erosion and anti-abuse tax. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

Our Tax Receivable Agreement with Holdings dated May 4, 2018 (the "Tax Receivable Agreement") requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the "IRS") or another tax authority may challenge all or part of the tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially adversely affect a recipient’s rights or obligations (including the amount or timing of payments) under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent of Holdings. We will not be reimbursed for any cash payments previously made to Holdings or its permitted transferees under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to Holdings or its permitted transferees are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to Holdings or its permitted transferees will be netted against any future cash payments that we might otherwise be required to make to Holdings or its permitted transferees under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to Holdings or its permitted transferees for a number of years following the initial time of such payment. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we ultimately realize in respect of the tax attributes with respect to Holdings or its permitted transferees.

Our competitors or other third parties may allege that we are infringing upon their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to "at-risk" product launches, could have a material adverse effect on our business, financial position and results of operations.

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

There may be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or are not infringed by our marketing and sale of such products. This is referred to in the pharmaceutical industry as an "at-risk" launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages measured by the profits lost by the patent holder, which can be significantly higher than the profits we make from selling the generic version of the product. We could be liable for substantial damages from adverse court decisions in such matters. We may also be harmed by the loss of any value of such inventory that we are unable to market or sell.

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

Brand drug companies often pursue strategies that may serve to prevent or delay competition from our generic alternatives to their branded products. These strategies include, but are not limited to:

•	marketing an authorized generic version of a branded product at the same time that we introduce a generic equivalent of that product, directly or through agreement with a generic competitor;

•	filing "citizen’s petitions" with the FDA to thwart generic competition by causing delays of our product approvals;

•
using risk evaluation and mitigation strategies ("REMS"), related distribution restrictions or other means of limiting access to their branded products, to prevent us from obtaining product samples needed to conduct bioequivalence testing required for ANDA approval, thereby delaying or preventing us from obtaining FDA approval of a generic version of such branded products;

•
seeking to secure patent protection of certain "Elements to Assure Safe Use" of a REMS program, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient, in an attempt to thwart our ability to avoid infringement of the patents in question or secure approval;

•	seeking to establish regulatory and legal obstacles that would make it more difficult for us to demonstrate a generic product’s bioequivalence or "sameness" to the related branded product;

•	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of branded pharmaceutical products for the corresponding branded products;

•	filing suits for patent infringement that automatically delay FDA approval of our generic products;

•
introducing "next-generation" products prior to the expiration of market exclusivity for their branded product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;

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

We have a substantial amount of indebtedness. In order to finance the Combination, during the nine months ended September 30, 2018, we borrowed $2.7 billion in an aggregate principal amount of new senior secured term loans and entered into a new senior secured asset based revolving credit facility with borrowing capacity of up to $500 million, under which $100.0 million was drawn and outstanding as of September 30, 2018. The net proceeds from the new term loans were used to finance in part the Combination, to pay off certain existing indebtedness of Amneal and Impax and to pay fees and expenses related to the foregoing. For additional details of our debt, see "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 16. Debt.”

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of September 30, 2018, we had approximately $2.8 billion of indebtedness, with an annual interest expense of approximately $170 million to $180 million and an annual debt payments of approximately $27 million on our Term Loan.

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

The regulations applicable to us regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. As described in "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies”, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the DOJ with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could adversely affect us and our business. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of error and misjudgment. Any governmental agencies that have commenced (or that may commence) an investigation of us could impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with respect to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price ("AWP"). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, as a result of which certain agencies have suggested that reporting of inflated AWPs by manufacturers has led to excessive payments for prescription drugs. Numerous pharmaceutical companies have been named as defendants in actions brought by various State Attorneys General and have faced state law qui tam actions brought on behalf of various states, alleging generally that the defendants defrauded state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or "Wholesale Acquisition Costs" that exceeded the actual selling price of the defendants’ prescription drugs. We, for example, are subject to a civil investigative demand issued by the Texas State Attorney General alleging certain overpayments to us by the Texas Medicaid system as further described in "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies." These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court may have deemed proper.

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

The Company’s Second Amended and Restated Stockholders Agreement, dated December 16, 2017 (the "Stockholders' Agreement"), includes certain lock-up provisions limiting the ability of Holdings and its permitted transferees to transfer shares of our common stock held by such members for a period of 180 days from the closing of the Combination. Upon the expiration of the lock-up restrictions, the 171,260,707 shares of Class A Common Stock subject to outstanding Amneal common units held by Holdings and its permitted transferees will become eligible for sale or transfer (subject to certain continuing restrictions). If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of the Class A Common Stock could decline.

If the ownership of the Class A Common Stock is highly concentrated, it may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Class A Common Stock’s stock price to decline.

As of September 30, 2018, our executive officers and directors, and affiliates of our executive officers and directors, beneficially owned or controlled approximately 60% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of Class A Common Stock due to investors’ perception that conflicts of interest may exist or arise.

We are controlled by the Amneal Group. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of September 30, 2018, the Amneal Group possessed approximately 60% of the voting power of all of our outstanding shares of common stock.

Through its ownership of a majority of our voting power and the provisions set forth in our charter, bylaws and the Stockholders Agreement, the Amneal Group has the ability to designate and elect a majority of our board of directors. As of September 30, 2018, seven out of thirteen members of our board of directors, as well as one observer, have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse such interests.

Among other things, the Amneal Group's control could delay, defer, or prevent a sale of the Company that the Company’s other stockholders support, or, conversely, this control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire Class A Common Stock and, as a result, might harm the market price of that Class A Common Stock.

In addition, members of the Amneal Group could pledge Amneal Common Units or shares of Class B Common Stock or both to secure borrowings. The forced sale of these units or shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities during the quarter ended September 30, 2018.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2018 and 2017 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

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

Date: November 7, 2018	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Robert Stewart
Robert Stewart
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)