Form 10-Q
period 2019-03-31
Amneal Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1723128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 001-38485

Amneal Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
Delaware	32-0546926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Amneal Pharmaceuticals, Inc. 400 Crossing Boulevard, Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

(908) 947-3120
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	AMRX	New York Stock Exchange
As of April 30, 2019, there were 115,564,250 shares of Class A common stock outstanding, 170,940,707 shares of Class B common stock outstanding and 12,328,767 shares of Class B-1 common stock outstanding, all with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenue	$446,120	$275,189
Cost of goods sold	309,743	130,594
Cost of goods sold impairment charges	53,297	—
Gross profit	83,080	144,595
Selling, general and administrative	84,436	25,121
Research and development	53,858	44,209
In-process research and development impairment charges	22,787	—
Intellectual property legal development expenses	4,166	4,576
Acquisition, transaction-related and integration expenses	6,032	7,135
Restructuring and other charges	6,161	—
Operating (loss) income	(94,360)	63,554
Other (expense) income:
Interest expense, net	(43,281)	(21,051)
Foreign exchange (loss) gain, net	(5,464)	8,565
Gain on sale of international business	8,818	—
Other income, net	1,107	948
Total other expense, net	(38,820)	(11,538)
(Loss) income before income taxes	(133,180)	52,016
(Benefit from) provision for income taxes	(8,428)	364
Net (loss) income	(124,752)	51,652
Less: Net income attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(51,535)
Less: Net loss (income) attributable to non-controlling interests	76,871	(117)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(47,881)	$—

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic and diluted	$(0.37)

Weighted-average common shares outstanding:
Class A and Class B-1 basic and diluted	127,687

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(124,752)	$51,652
Less: Net income attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(51,535)
Less: Net loss (income) attributable to non-controlling interests	76,871	(117)
Net loss attributable to Amneal Pharmaceuticals, Inc.	(47,881)	—
Other comprehensive income (loss):
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	5,236	(9,957)
Less: Reclassification of foreign currency translation adjustment included in net loss	3,373	—
Foreign currency translation adjustments, net	8,609	(9,957)
Less: Other comprehensive loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	9,957
Less: Other comprehensive loss attributable to non-controlling interests	(4,927)	—
Other comprehensive income attributable to Amneal Pharmaceuticals, Inc.	3,682	—
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(44,199)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$63,946	$213,394
Restricted cash	2,797	5,385
Trade accounts receivable, net	640,212	481,495
Inventories	448,294	457,219
Prepaid expenses and other current assets	111,563	128,321
Related party receivables	1,156	830
Total current assets	1,267,968	1,286,644
Property, plant and equipment, net	514,414	544,146
Goodwill	421,640	426,226
Intangible assets, net	1,591,158	1,654,969
Deferred tax asset, net	382,941	373,159
Operating lease right-of-use assets	63,238	—
Operating lease right-of-use assets - related party	17,565	—
Financing lease right-of-use assets - related party	63,240	—
Other assets	62,422	67,592
Total assets	$4,384,586	$4,352,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$558,750	$514,440
Current portion of long-term debt, net	21,445	21,449
Current portion of operating lease liabilities	13,173	—
Current portion of operating and financing lease liabilities - related party	3,234	—
Related party payables	2,928	17,695
Current portion of financing obligation - related party	—	266
Total current liabilities	599,530	553,850
Long-term debt, net	2,625,152	2,630,598
Deferred income taxes	—	1,178
Liabilities under tax receivable agreement	193,499	192,884
Operating lease liabilities	51,200	—
Operating lease liabilities - related party	15,445	—
Financing lease liabilities - related party	62,256	—
Financing obligation - related party	—	39,083
Other liabilities	37,723	38,780
Total long-term liabilities	2,985,275	2,902,523
Commitments and contingencies (Notes 5, 11 and 13)
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2019 and December 31, 2018; 115,564 and 115,047 shares issued at March 31, 2019 and December 31, 2018, respectively	1,156	1,151
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2019 and December 31, 2018; 170,941 and 171,261 shares issued at March 31, 2019 and December 31, respectively	1,710	1,713
Class B-1 common stock, $0.01 par value, 18,000 shares authorized at both March 31, 2019 and December 31, 2018; 12,329 issued at both March 31, 2019 and December 31, 2018	123	123
Additional paid-in capital	537,159	530,438
Stockholders' accumulated deficit	(63,844)	(20,920)
Accumulated other comprehensive loss	(4,099)	(7,755)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	472,205	504,750
Non-controlling interests	327,576	391,613
Total stockholders' equity	799,781	896,363
Total liabilities and stockholders' equity	$4,384,586	$4,352,736

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(124,752)	$51,652
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,868	14,751
Amortization of Levothyroxine Transition Agreement asset	36,393	—
Unrealized foreign currency loss (gain)	6,490	(8,327)
Amortization of debt issuance costs	1,601	1,170
Gain on sale of international business	(8,818)	—
Intangible asset impairment charges	76,084	—
Deferred tax benefit	(9,884)	(512)
Stock-based compensation expense	4,347	—
Inventory provision	15,650	2,845
Other operating charges and credits, net	1,109	(3,431)
Changes in assets and liabilities:
Trade accounts receivable, net	(165,012)	4,981
Inventories	(14,180)	(47,589)
Prepaid expenses, other current assets and other assets	22,657	1,491
Related party receivables	(314)	5,215
Accounts payable, accrued expenses and other liabilities	695	15,325
Related party payables	656	(10,542)
Net cash (used in) provided by operating activities	(108,410)	27,029
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,988)	(19,499)
Cash sold with international business	(3,478)	—
Net cash used in investing activities	(21,466)	(19,499)
Cash flows from financing activities:
Payments of principal on debt and capital leases	(6,750)	(3,543)
Proceeds from exercise of stock options	1,010	—
Capital contribution from non-controlling interest	—	360
Acquisition of non-controlling interest	(2,011)	—
Tax distribution to non-controlling interest	(13,494)	—
Distributions to members	—	(30,000)
Payments of principal on financing lease - related party	(619)	—
Payments of financing obligation - related party	—	(63)
Net cash used in financing activities	(21,864)	(33,246)
Effect of foreign exchange rate on cash	(296)	411
Net decrease in cash, cash equivalents, and restricted cash	(152,036)	(25,305)
Cash, cash equivalents, and restricted cash - beginning of period	218,779	77,922
Cash, cash equivalents, and restricted cash - end of period	$66,743	$52,617
Cash and cash equivalents - end of period	$63,946	$48,224
Restricted cash - end of period	2,797	4,393
Cash, cash equivalents, and restricted cash - end of period	$66,743	$52,617
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,032	$18,843
Cash received (paid) for income taxes	$9,713	$(1,510)
Supplemental disclosure of non-cash investing and financing activity:
Distribution to members	$—	$8,562
Receivable from the sale of international business	$35,837	$—
Payable for acquisition of product rights and licenses	$50,000	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity / Members’ Deficit
(unaudited; in thousands)

	Members' Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total (Deficit) Equity

Balance at January 1, 2018	$2,716	$8,562	$(14,232)	$(382,785)	$10,157	$(375,582)
Net income	—	—	—	51,535	117	51,652
Cumulative-effective adjustment from adoption of ASU 2014-09 (Topic 606)	—	—	—	3,270	—	3,270
Capital contribution from non-controlling interest	—	—	—	—	360	360
Distributions to members	—	(8,562)	—	(30,000)	—	(38,562)
Foreign currency translation	—	—	(9,957)	—	—	(9,957)
Balance at March 31, 2018	$2,716	$—	$(24,189)	$(357,980)	$10,634	$(368,819)

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Stockholders' Accumulated Deficit
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(47,881)	—	(76,871)	(124,752)
Cumulative-effective adjustment from adoption of Topic 842	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,238	2,998	5,236
Stock-based compensation	—	—	—	—	—	—	4,347	—	—	—	4,347
Exercise of stock options	197	2	—	—	—	—	748	—	(7)	267	1,010
Redemption of Class B Common Stock	320	3	(320)	(3)	—	—	1,124	—	(19)	(882)	223
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,444	1,929	3,373
Other	—	—	—	—	—	—	502	—	—	—	502
Balance at March 31, 2019	115,564	$1,156	170,941	$1,710	12,329	$123	$537,159	$(63,844)	$(4,099)	$327,576	$799,781

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

Amneal was formed in 2002 and operates through various subsidiaries. Amneal is a vertically integrated developer, manufacturer, and seller of generic pharmaceutical products. Amneal’s pharmaceutical research includes analytical and formulation development and stability. Amneal has operations in the United States, Switzerland, India, and Ireland, and certain other countries, primarily in Western Europe. Amneal divested its operations in the United Kingdom on March 30, 2019. For additional information, refer to Note 3. Acquisitions and Divestitures. Amneal sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.

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

In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855 million. Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis.

On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage held by non-controlling interest holders upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%. As of both December 31, 2018 and March 31, 2019, the overall interest percentage held by non-controlling interest holders was approximately 57%.

On July 5, 2018, Holdings distributed to its members all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of March 31, 2019, Holdings did not hold any equity interest in Amneal or the Company.

The Company is a holding company, whose principal assets are Amneal Common Units.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2018 included in the Company’s 2018 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2019, the results of its operations and its comprehensive loss, changes in stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018. The consolidated balance sheet data at December 31, 2018 was derived from the Company's audited annual financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2018 Annual Report on Form 10-K, except for the impact of the adoption of new accounting standards discussed under Recently Adopted Accounting Pronouncements.

Use of Estimates

The preparation of financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, bill backs, allowances for accounts receivable, accrued liabilities, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights, allowances for deferred tax assets and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, which was subsequently supplemented by clarifying guidance (collectively, "Topic 842") to improve financial reporting of leasing transactions. Topic 842 requires a lessee to recognize most leases, including those classified as operating, on its balance sheets as right of use ("ROU") assets and lease liabilities and requires disclose of additional key information about leases.

The Company elected to apply the modified retrospective transition provisions of Topic 842 on January 1, 2019, the date of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed the Company to carry forward historical lease classifications. Adoption of this standard resulted in the recording of operating lease ROU assets and operating lease liabilities of $85 million and $86 million, respectively.

The transition guidance of Topic 842 also required the Company to de-recognize the build to suit accounting associated with a related party lease for integrated manufacturing and office space and recognize that transaction as a financing lease as of January 1, 2019. The resulting de-recognition reduced leasehold improvements and a financing obligation by $24 million and $39 million, respectively, and increased non-controlling interests and stockholders' accumulated deficit, net of income taxes, by $9 million and $5 million, respectively. The arrangement was then recognized as a financing lease with an ROU asset and lease liability of $64 million on January 1, 2019. Leases with related parties, the details of which are described in Note 15. Related Party Transactions, are presented separately in the Company's balance sheets.

The adoption of Topic 842 did not have a material impact on the Company's consolidated statements of operations. ROU assets and lease liabilities for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts were not adjusted and continue to be reported in accordance with previous guidance.

All significant lease arrangements after January 1, 2019 are recognized as ROU assets and lease liabilities at lease commencement. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate, which is updated quarterly.

Operating lease expense is recognized on a straight-line basis over the lease term. At each balance sheet date, operating and financing lease liabilities continue to represent the present value of the future payments. Financing lease ROU assets are expensed using the straight-line method, unless another basis is more representative of the pattern of economic benefit, to lease expense. Interest on financing lease liabilities is recognized in interest expense.

Leases with an initial term of 12 months or less (short-term leases) are not recognized in the balance sheet and the related lease payments are recognized as incurred over the lease term. The Company separates lease and non-lease components. A portion of the Company's real estate leases are subject to periodic changes in the Consumer Price Index ("CPI"). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

For further details regarding the Company's leases, refer to Note 11. Leases.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

3. Acquisitions and Divestitures

Acquisitions

Impax Acquisition

On May 4, 2018, the Company completed the Combination, as described in Note 1. Nature of Operations. For the three months ended March 31, 2018, transaction costs associated with the Impax acquisition of $7 million were recorded in acquisition, transaction-related and integration expenses (none for the three months ended March 31, 2019).

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

Preliminary Fair Values As of March 31, 2019
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

In addition to the amortizable intangible assets noted above, $529 million was allocated to in-process research and development ("IPR&D"), which is currently not subject to amortization.

The estimated fair value of the IPR&D and identifiable intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the preliminary purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Combination on May 4, 2018.

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities.  The Company obtains this information during due diligence and through other sources.  In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price.  Only items identified as of the acquisition date are considered for subsequent adjustment.  The Company is continuing to evaluate certain pre-acquisition contingencies associated with the Impax acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Unaudited Pro Forma Information

The unaudited pro forma combined results of operations for the three months ended March 31, 2018 (assuming the closing of the Combination occurred on January 1, 2017) are as follows (in thousands):

Three Months Ended March 31, 2018
Net revenue	$417,544
Net loss	(74,077)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(8,595)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Combination taken place on January 1, 2018. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects primarily the following non-recurring adjustments (all of which were adjusted for the applicable tax impact):

•	Adjustments to costs of goods sold related to the inventory acquired; and

•	Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transactions.

UK Divestiture

On March 30, 2019, Amneal sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised the Company's entire operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for cash consideration of $36 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, Amneal recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within gain on sale of international business for the three months ended March 31, 2019. As part of the disposition, Amneal entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.

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

Concentration of Revenue

The Company's three largest customers account for approximately 79% of total gross sales of products for the three months ended March 31, 2019 and 80% for the three months ended March 31, 2018.

Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three months ended March 31, 2019 and 2018 are set forth below (in thousands, except for percentages):

Segment	Product Family	Three Months Ended March 31, 2019
		$	%
Generics	Levothyroxine Sodium	$48,994	11%
Specialty	Rytary® family	28,828	6%
Generics	Diclofenac Sodium Gel	23,467	5%
Generics	Yuvafem-Estradiol	18,739	4%
Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$15,195	3%

Segment	Product Family	Three Months Ended March 31, 2018
		$	%
Generics	Oseltamivir	$42,567	15%
Generics	Yuvafem-Estradiol	19,267	7%
Generics	Diclofenac Sodium Gel	20,276	7%
Generics	Aspirin; Dipyridamole ER Capsul	17,022	6%
Generics	Atovaquone	$8,334	3%

A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2019 is as follows (in thousands):

	Contract Charge-backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2018	$829,596	$36,157	$154,503	$74,202
Provision related to sales recorded in the period	1,105,531	35,172	17,125	36,105
Credits/payments issued during the period	(1,191,605)	(19,440)	(25,588)	(28,565)
Balance at March 31, 2019	$743,522	$51,889	$146,040	$81,742

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

Levothyroxine License and Supply Agreement; Transition Agreement

On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for levothyroxine sodium tablets ("Levothyroxine"). This agreement designated the Company as JSP's exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Under this license and supply agreement with JSP, the Company accrued the up-front license payment of $50 million on March 22, 2019, which was paid in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.

On November 9, 2018, the Company entered into a transition agreement ("Transition Agreement") with Lannett Company (“Lannett”) and JSP. Under the terms of the Transition Agreement, the Company assumed the distribution and marketing of Levothyroxine from Lannett beginning December 1, 2018 through March 22, 2019, ahead of the commencement date of the license and supply agreement with JSP described above.

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the three months ended March 31, 2019 and the year ended December 31, 2018, $37 million and $10 million, respectively, were expensed to cost of goods sold, as the Company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Biosimilar Licensing and Supply Agreement

On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For the three months ended March 31, 2019, the Company expensed a milestone payment of $1 million to research and development expense. There were no milestone payments expensed for the three months ended March 31, 2018.

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

In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $4 million for the three months ended March 31, 2019.

6. Restructuring and Other Charges

During the second quarter of 2018, in connection with the Combination, the Company committed to a restructuring plan to achieve cost savings. The Company expects to integrate its operations and reduce its combined cost structure through workforce reductions that eliminate duplicative positions and the consolidation of certain administrative, manufacturing and research and development facilities. In connection with this plan, the Company announced on May 10, 2018 that it intended to close its Hayward, California based operations (collectively these actions comprise the "Plan").

The following table sets forth the components of the Company's restructuring and other charges (in thousands):

Three Months Ended March 31, 2019
Employee restructuring separation charges (1)	$2,318
Other employee severance charges	3,843
Total restructuring and other charges	$6,161

(1) Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plan at the Company's Hayward, CA facility and other facilities.

The charges related to restructuring impacted segment earnings as follows (in thousands):

Three Months Ended March 31, 2019
Generics	$996
Specialty	178
Corporate	1,144
Total employee restructuring separation charges	$2,318

The following table shows the change in the employee separation-related liability associated with the Company's restructuring programs, which is included in accounts payable and accrued expenses (in thousands):

Employee Restructuring
Balance at December 31, 2018	$22,112
Charges to income	2,318
Payments	(12,069)
Balance at March 31, 2019	$12,361

7. Loss per Share

Basic loss per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding during the period. Diluted loss per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

Three Months Ended March 31, 2019
Numerator:
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(47,881)

Denominator:
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding - basic and diluted	127,687

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic and diluted	$(0.37)

The allocation of net loss to the holders of shares of Class A Common Stock and Class B-1 Common Stock began following the closing of the Combination on May 4, 2018. Therefore, loss per share has not been presented for the three months ended March 31, 2018.

Shares of the Company's Class B Common Stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands):

Three Months Ended March 31, 2019
Stock options(1)	8,400
Restricted stock units(1)	3,282
Performance stock units(1)	520
Shares of Class B Common Stock(2)	171,041

(1) Excluded from the computation of diluted loss per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the three months ended March 31, 2019.

(2) Shares of Class B Common Stock are considered potentially dilutive shares of Class A Common Stock and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive under the if-converted method.

8. Income taxes

As a result of the Combination (refer to Note 1. Nature of Operations), the Company became the sole managing member of Amneal, with Amneal being the accounting predecessor for accounting purposes. The operations of Amneal are conducted through a limited liability company that is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Amneal is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Amneal is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Amneal, as well as any stand-alone income or loss generated by the Company. Amneal provides for income taxes in the various foreign jurisdictions in which it operates.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of March 31, 2019, management concluded, based on the weight of all available positive and negative evidence, those deferred tax assets recorded as a result of the Combination are more likely than not to be realized. As such, no additional valuation allowance was recognized.
In connection with the Combination, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). In connection with the exchanges which occurred during the three months ended March 31, 2019, the Company recorded an additional TRA liability of $0.6 million. The Company's TRA liability payable was $193 million as of both March 31, 2019 and December 31, 2018. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable.
The Company’s benefit from income taxes and effective tax rate were $8 million and 6.3%, respectively, for the three months ended March 31, 2019. The Company's provision for income taxes and effective tax rate were $0.4 million and 0.7%, respectively, for the three months ended March 31, 2018. The change in income taxes is primarily due to the change in the Company's legal structure subsequent to the Combination. Prior to the Combination, as a limited liability company, income taxes were only provided for the international subsidiaries as all domestic taxes flowed to the members. Subsequent to May 4, 2018, domestic income taxes were also provided for the Company's allocable share of income or losses from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates.
The change in income tax expense is also associated with the year-over-year decline in pre-tax income.  The decline in pre-tax income was primarily attributable to $76 million in impairment charges on intangible assets and $6 million in restructuring and other charges associated with severance benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is not currently under income tax audit in any jurisdiction, and it will file its first income tax returns for the period ended December 31, 2018. Impax's federal tax filings for the 2015, 2016 and 2017 tax years are currently under audit. The IRS statute of limitations is open for the 2015, 2016 and 2017 tax years for Impax. If there were adjustments to the attributes of Impax, they could impact the carryforward losses at the Company, which is the successor in interest to Impax. The Amneal partnership was audited for the tax year ended December 31, 2015 without any adjustments to taxable income. Income tax returns are generally subject to examination for a period of 3 years in the U.S. The statute of limitations for the 2016 and 2017 tax years will, therefore, expire no earlier than 2020. However, any adjustments to the 2016 or 2017 tax years would be pre-transaction when the Company had no ownership interest in Amneal. Under the partnership income tax regulations and audit guidelines, the Company is not responsible for any hypothetical pre-transaction income tax liabilities which pass through to the owners as of the year of any potential income tax adjustment. Neither the Company nor any of its other affiliates is currently under audit for state income tax.

9. Trade Accounts Receivable, Net

Trade accounts receivable, net is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Gross accounts receivable	$1,438,296	$1,349,588

Allowance for doubtful accounts	(2,673)	(2,340)
Contract charge-backs and sales volume allowances	(743,522)	(829,596)
Cash discount allowances	(51,889)	(36,157)
Subtotal	(798,084)	(868,093)
Trade accounts receivable, net	$640,212	$481,495

Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at March 31, 2019, equal to 33%, 29%, and 22%, respectively. Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2018, equal to 30%, 28%, and 24%, respectively.

10. Inventories

Inventories, net of reserves, are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$182,590	$181,654
Work in process	57,729	54,152
Finished goods	207,975	221,413
Total inventories	$448,294	$457,219

11. Leases

The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, research and development facilities and manufacturing equipment. The Company's leases have remaining lease terms of 1 year to 25 years. Rent expense for the three months ended March 31, 2019 and 2018 was $7 million and $2 million, respectively.

The components of total lease costs were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost(1)	$5,940

Finance lease cost:
Amortization of right-of-use assets	652
Interest on lease liabilities	1,124
Total finance lease cost	1,776

Total lease cost	$7,716

(1) Includes variable and short-term lease costs.

Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	March 31, 2019
Operating lease right-of-use assets	$63,238
Operating lease right-of-use assets - related party	17,565
Total operating lease right-of-use assets	$80,803

Operating lease liabilities	$51,200
Operating lease liabilities - related party	15,445
Current portion of operating lease liabilities	13,173
Current portion of operating and financing lease liabilities - related party	2,217
Total operating lease liabilities	$82,035

Financing leases
Financing lease right of use assets - related party	$63,240

Financing lease liabilities - related party	$62,256
Current portion of operating and financing lease liabilities - related party	1,017
Total financing lease liabilities	$63,273

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$750
Operating cash flows from operating leases	4,897
Financing cash flows from finance leases	619

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$360

The table below reflects the weighted average remaining lease term and weighted average discount rate for our operating and finance leases as of March 31, 2019.

March 31, 2019
Weighted average remaining lease term - operating leases	6 years
Weighted average remaining lease term - finance leases	24 years

Weighted average discount rate - operating leases	5.9%
Weighted average discount rate - finance leases	7.1%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Financing Leases
2019(1)	$15,000	$4,105
2020	19,824	5,474
2021	16,184	5,474
2022	12,339	5,474
2023	10,050	5,474
Thereafter	26,939	106,740
Total lease payments	100,336	132,741
Less: Imputed interest	(18,301)	(69,468)
Total	$82,035	$63,273

(1) Excludes the three months ended March 31, 2019.

As disclosed in our 2018 Annual Report on Form 10-K, under the previous lease accounting standard, the table below reflects the future minimum lease payments, including reasonably assured renewals, due under non-cancelable leases and a financing obligation as of December 31, 2018 (in thousands):

	Operating Leases	Financing Obligation
2019	$25,885	$5,474
2020	12,071	5,474
2021	11,105	5,474
2022	10,329	5,474
2023	10,043	5,474
Thereafter	28,128	107,196
Total lease payments	97,561	134,566
Less: Imputed interest	—	(95,217)
Total	$97,561	$39,349

For additional information regarding lease transactions between related parties, refer to Note 15. Related Party Transactions.

12. Fair Value Measurements of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement Based on
March 31, 2019	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$42,718	$—	$42,718	$—
Liabilities
Deferred Compensation Plan liabilities (1)	$27,073	$—	$27,073	$—

December 31, 2018
Assets
Deferred Compensation Plan asset (1)	$40,101	$—	$40,101	$—
Liabilities
Deferred Compensation Plan liabilities (1)	$27,978	$—	$27,978	$—

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

There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The $2.7 billion term loan under the Company’s senior credit agreement entered into on May 4, 2018 (the "Term Loan") falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at March 31, 2019 and December 31, 2018 was approximately $2.7 billion and $2.5 billion, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no non-recurring fair value measurements during the three months ended March 31, 2019 and 2018.

13. Commitments and Contingencies

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

Contingencies

Legal Proceedings

The Company's legal proceedings are complex, constantly evolving and subject to uncertainty. As such, the Company cannot predict the outcome or impact of the legal proceedings set forth below. And the Company is subject to legal proceedings that are not set forth below. While the Company believes it has valid claims and/or defenses to the matters described below, the nature of litigation is unpredictable, and the outcome of the following proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues for a potential loss. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is at this time unable to estimate the possible loss, if any, associated with such litigation.

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

Medicaid Reimbursement Accrual

The Company is required to provide pricing information to state agencies that administer federal Medicaid programs. Certain state agencies have alleged that manufacturers have reported improper pricing information, which allegedly caused them to overpay reimbursement costs. Reserves are periodically established by the Company for any potential claims or settlements of overpayment. Although the Company intends to vigorously defend against any such claims, it had a reserve of $15 million at both March 31, 2019 and December 31, 2018. The ultimate settlement of any potential liability for such claims may be higher or lower than estimated.

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

Patent Infringement Matters

Impax Laboratories, LLC. v. Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (Rytary®)

On December 21, 2017, Impax filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (collectively, "Zydus") in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 9,089,608, based on the filing of Zydus’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Zydus answered the complaint on April 27, 2018, asserting counterclaims of non-infringement and invalidity of U.S. Pat. Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; and 9,089,607. Impax answered Zydus’s counterclaims on June 1, 2018. Zydus filed a motion for judgment on the pleadings regarding its counterclaims. On November 29, 2018, the Court granted Zydus’s motion for judgment as to its counterclaims. A case schedule has been set with trial anticipated in February 2020.

Other Litigation Related to the Company’s Business

Opana ER® FTC Antitrust Suit

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against Impax, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against Impax with similar allegations regarding Impax’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. Impax filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. On May 11, 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the case in its entirety. The government appealed this ruling to the FTC. On March 28, 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s initial dismissal decision. The FTC found that Impax had violated Section 5 of the FTC Act by engaging in an unfair method of competition, and accordingly entered an order enjoining Impax from entering into anticompetitive reverse patent settlements (or agreements with other generic original Opana® ER manufacturers) and requiring Impax to maintain an antitrust compliance program. The Company intends to appeal.

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

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Discovery, including expert discovery, is ongoing. On March 25, 2019, plaintiffs filed motions for class certification and opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports are due to be filed by August 8, 2019. No trial date has been scheduled.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiffs’ claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay, referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiffs’ claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiffs informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. The Company has reached a settlement in principle with plaintiffs, subject to execution of definitive documentation. The amount of the settlement is not expected to be material to the Company's consolidated financial statements.

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

United States Department of Justice Investigations

On November 6, 2014, Impax disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (the "DOJ"). In connection with this same investigation, on March 13, 2015, Impax received a grand jury subpoena from the DOJ requesting the production of information and documents regarding the sales, marketing, and pricing of certain generic prescription medications. In particular, the DOJ’s investigation currently focuses on four generic medications: digoxin tablets, terbutaline sulfate tablets, prilocaine/lidocaine cream, and calcipotriene topical solution. The Company has been cooperating and intends to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

On April 30, 2018, Impax received a CID from the Civil Division of the DOJ (the "Civil Division"). The CID requests the production of information and documents regarding the pricing and sale of Impax’s pharmaceuticals and Impax’s interactions with other generic pharmaceutical manufacturers. According to the CID, the investigation concerns allegations that generic pharmaceutical manufacturers, including Impax, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted to the Federal government. The Company has been cooperating and intends to continue cooperating with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.

Texas State Attorney General Civil Investigative Demand

On May 27, 2014, a CID was served on Amneal by the Office of the Attorney General for the state of Texas (the "Texas AG") relating to products distributed by Amneal under a specific Amneal labeler code. Shortly thereafter, Amneal received a second CID with respect to the same products sold by Interpharm Holding, Inc. ("Interpharm"), the assets of which had been acquired by Amneal in June 2008. Amneal completed its production of the direct and indirect sales transaction data in connection with the products at issue and provided this information to the Texas AG in November 2015. In May 2016, the Texas AG delivered two settlement demands to Amneal in connection with alleged overpayments made by the State of Texas for such products under its Medicaid programs. For the Amneal and Interpharm products at issue, the Texas AG’s initial demand was for an aggregate total of $36 million based on $16 million in alleged overpayments. After analyzing the Texas AG’s demand, Amneal raised certain questions regarding the methodology used in the Texas AG’s overpayment calculations, including the fact that the calculations treated all pharmacy claims after 2012 for the products at issue as claims for over-the-counter ("OTC") drugs, even though the products were prescription pharmaceuticals. This had the effect of increasing the alleged overpayment because the dispensing fee for OTC drugs was lower than that for prescription drugs. Therefore, the Texas AG’s calculations were derived by subtracting a lower (and incorrect) OTC dispensing fee from the higher (and correct) prescription dispensing fee. The Texas AG later acknowledged this discrepancy. In March 2019, the Texas AG provided Amneal with a re-calculation of the alleged overpayment, and Amneal is in discussions with the Texas AG.

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

Each of the various complaints alleges a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for the particular drug products at issue. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On October 16, 2018, the Court denied Impax and its co-defendants’ motion to dismiss the digoxin complaint. On February 15, 2019, the Court granted in part and denied in part defendants’ motions to dismiss various state antitrust, consumer protection, and unjust enrichment claims brought by two classes of indirect purchasers in the digoxin action. The Court dismissed seven state law claims in the end-payor plaintiffs’ complaint and six state law claims in the indirect reseller plaintiffs’ complaint. Motions to dismiss the glyburide-metformin and metronidazole complaint, as well as 2 of the complaints filed by certain opt-out plaintiffs, were filed February 21, 2019. On March 11, 2019, the Court issued an order approving a stipulation withdrawing the direct purchaser plaintiffs’ glyburide-metformin claims against Impax. Document discovery otherwise is proceeding.

In May 2019, the Company received letters from the State Attorneys General for South Carolina and Massachusetts providing notice that those states intend to pursue claims against the Company for alleged violations of federal and state antitrust and consumer protection laws relating to generic drug pricing.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Prescription Opioid Litigation

The Company and certain of its affiliates have been named as defendants in various matters relating to the promotion and sale of prescription opioid pain relievers. The Company is aware that other individuals and states and political subdivisions are filing comparable actions against, among others, manufacturers and parties that have promoted and sold prescription opioid pain relievers, and additional suits may be filed.

The complaints, asserting claims under provisions of different state and Federal law, generally contend that the defendants allegedly engaged in improper marketing of opioids, and seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. None of the complaints specifies the exact amount of damages at issue. The Company and its affiliates that are defendants in the various lawsuits deny all allegations asserted in these complaints and have filed or intend to file motions to dismiss where possible. Each of the opioid-related matters described below is in its early stages. The Company intends to continue to vigorously defend these cases. In light of the inherent uncertainties of civil litigation, the Company is not in a position to predict the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss in the event of an unfavorable outcome in any of these matters.

On August 17, 2017, plaintiff Linda Hughes, as the mother of Nathan Hughes, decedent, filed a complaint in Missouri state court naming Amneal Pharmaceuticals of New York LLC, Impax, five other pharmaceutical company defendants, and three healthcare provider defendants. Plaintiff alleges that use of defendants’ opioid medications caused the death of her son, Nathan Hughes. The complaint alleges causes of action against Amneal and Impax for strict product liability, negligent product liability, violation of Missouri Merchandising Practices Act and fraudulent misrepresentation. The case was removed to federal court on September 18, 2017. It was transferred to the United States District Court for the Northern District of Ohio on February 2, 2018 and is part of the multidistrict litigation pending as In Re National Prescription Opiate Litigation, MDL No. 2804 (the “MDL”). Plaintiff has filed a motion to remand the case to Missouri state court. That motion remains pending before the MDL court. All activity in the case is stayed by order of the MDL court.

On March 15, 2018, plaintiff Scott Ellington, purporting to represent the State of Arkansas, more than sixty counties and a dozen cities, filed a complaint in Arkansas state court naming Gemini Laboratories, LLC and fifty-one other pharmaceutical companies as defendants. Plaintiffs allege that Gemini and the other pharmaceutical company defendants improperly marketed, sold, and distributed opioid medications and failed to adequately warn about the risks of those medications. Plaintiffs allege causes of actions against Gemini and the other pharmaceutical company defendants for negligence and nuisance and alleged violations of multiple Arkansas statutes. Plaintiffs request past damages and restitution for monies allegedly spent by the State of Arkansas and the county and city plaintiffs for “extraordinary and additional services” for responding to what plaintiffs term the “Arkansas Opioid Epidemic.” Plaintiffs also seek prospective damages to allow them to “comprehensively intervene in the Arkansas Opioid Epidemic,” punitive and treble damages as provided by law, and their costs and fees. The complaint does not include any specific damage amounts. Gemini filed a general denial and, on June 28, 2018, it joined the other pharmaceutical company defendants in moving to dismiss plaintiffs’ complaint. On January 29, 2019, the Court granted without prejudice Gemini’s motion to dismiss and dismissed Gemini from the litigation on March 22, 2019.

On March 27, 2018, plaintiff American Resources Insurance Company, Inc. filed a complaint in the United States District Court for the Southern District of Alabama against Amneal Pharmaceuticals of New York, LLC, Amneal Pharmaceuticals LLC, Impax, the Impax Generics Division, and thirty-five other pharmaceutical company defendants. Plaintiff seeks certification of a class of insurers that since January 1, 2010, allegedly have been wrongfully required to: (i) reimburse for prescription opioids that allegedly were promoted, sold, and distributed illegally and improperly by the pharmaceutical company defendants; and (ii) incur costs for treatment of overdoses of opioid medications, misuse of those medications, or addiction to them. The complaint seeks compensatory and punitive damages, but plaintiff’s complaint does not include any allegation of specific damage amounts. On or about May 2, 2018, the case was transferred to the MDL. All activity in the case is stayed by order of the MDL court.

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

On July 9, 2018, the Muscogee (Creek) Nation filed a First Amended Complaint in its case pending in the MDL against the Company and 55 other defendants consisting of pharmaceutical companies, wholesalers, distributors, and pharmacies. Plaintiff alleges it has been damaged by the Company and the other pharmaceutical company defendants as a result of alleged improper marketing, including off-label marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications within the Nation. The case has been designated as a bellwether motion to dismiss case for the MDL, meaning it is a test case for arguments directed at the complaints filed by Indian tribes in the MDL cases. On August 31, 2018, the Company moved to dismiss the First Amended Complaint, and also joined in separate motions to dismiss filed by different defense subgroups. Plaintiff opposed these motions. Additionally, on September 28, 2018, plaintiff filed a motion to add Amneal Pharmaceuticals LLC, and Amneal Pharmaceuticals of New York, LLC, and to dismiss the Company from the complaint. The Company opposed that motion, and plaintiff filed a reply on October 19, 2018. On April 1, 2019, Magistrate Judge Ruiz issued a Report and Recommendation as to the Company’s motion to dismiss, recommending dismissal of plaintiff’s Lanham Act claims and state-law claims based on an alleged duty to correct alleged misrepresentations of brand-name manufacturers, but recommending denial of relief as to all other claims. On April 12, 2019, Magistrate Judge Ruiz overruled the Company’s objection to adding Amneal and Amneal Pharmaceuticals of New York, LLC, but dismissed the Company. Amneal and Amneal Pharmaceuticals of New York, LLC, filed an objection to the Magistrate’s Report and Recommendation as to the Company’s motion to dismiss on April 29, 2019.

On July 18, 2018, the County of Webb, Texas requested waivers of service from Amneal and Amneal Pharmaceuticals of New York, LLC, in its case pending in the MDL. Plaintiff’s Amended Complaint, filed against Amneal and forty-one other defendants consisting of pharmaceutical companies, wholesalers, distributors, and pharmacy benefit managers, alleges damages as a result of Amneal’s and the pharmaceutical company defendants’ improper marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications in or affecting Webb County. Amneal and Amneal Pharmaceuticals of New York, LLC have returned the requested waivers. All activity in the case is stayed by order of the MDL court.

On August 24, 2018, the Tucson Medical Center filed a complaint against the Company and 18 other defendants consisting of pharmaceutical companies, distributors, and unidentified John Doe defendants, in the Superior Court of the State of Arizona, Pima County. Plaintiff alleges damages as a result of Amneal’s and the pharmaceutical company defendants’ improper marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications. Plaintiff seeks economic damages related to its purchase of opioid medications and for the costs of unreimbursed healthcare it has provided as a result of the opioid epidemic over and above ordinary healthcare services. In addition, Plaintiff seeks compensatory damages, treble damages, punitive damages, awards of attorney’s fees, and abatement of the alleged public nuisance, as provided by law. On September 24, 2018, the distributor defendants removed the case to the United States District Court for the District of Arizona. Plaintiff filed a motion to remand on September 25, 2018, which the distributor defendants opposed. The Company filed a motion to dismiss on October 1, 2018. On October 8, 2018, following the Court’s denial of its remand motion, Plaintiff voluntarily dismissed its Complaint without prejudice. Plaintiff re-filed its Complaint on October 9, 2018, in the Superior Court of the State of Arizona, Pima County, along with a motion to designate the case as “complex.” The distributor defendants filed a notice of removal on October 29, 2018. Plaintiff filed an Emergency Motion to Remand on October 30, 2018. On December 19, 2018, the Court granted Plaintiff’s motion and remanded the case to the Superior Court of Pima County, Arizona. On February 13, 2019, the Company again filed a motion to dismiss the complaint. The defendants (including the Company) also moved for a discovery stay pending resolution of their motions to dismiss. The Court entered an order on April 8, 2019 staying discovery until the earlier of June 25, 2019 or when the Court rules on the defendants' separate motions to dismiss.

On October 4, 2018, the City of Martinsville, Virginia, filed a complaint in Virginia state court, naming Amneal Pharmaceuticals LLC, Impax, Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals of New York, LLC, and 45 other pharmaceutical companies and other entities as defendants. Plaintiff alleges that the defendants are liable for the economic and non-economic injuries allegedly suffered by resident doctors, health care payors, and opioid-addicted individuals, as well as for the costs incurred in addressing the opioid epidemic. Plaintiff requests an unspecified amount of damages against the defendants. The case was removed to federal court on December 13, 2018 and was conditionally transferred to the MDL on December 27, 2018. Plaintiff opposed the transfer to the MDL and moved to remand the case to Virginia state court. On February 14, 2019, the Western District of Virginia, Roanoke Division, remanded the case to the Martinsville Circuit Court in Martinsville, Virginia. (Nine other Virginia municipalities have filed identical complaints naming the same defendants, but none have been served on the Company or its affiliates). The unserved Virginia cases have been removed and are in federal court, though plaintiffs have filed motions to remand and are opposing transfer of those cases to the MDL court. On April 24, 2019, the Court in Martinsville, Virginia, stayed this case until it is determined whether the other Virginia cases that were removed to federal court will be remanded, or until the parties or the court may determine whether consolidation of this case with others is possible in Virginia state court.

In October and November 2018, the SouthEast Alaska Regional Health Consortium, the Kodiak Area Native Association, and the Norton Sound Health Corporation requested that the Company execute waivers of service in their cases pending in the MDL. Plaintiffs’ complaints name the Company and 37 other entities as defendants. Plaintiffs allege damages and seek injunctive relief, compensatory and statutory damages, “as well as the means to abate the epidemic” that they allege was “created by Defendants’ wrongful and/or unlawful conduct.” All activity in these cases is stayed by order of the MDL court.

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

On January 23, 2019, Indian Health Council, Inc., requested that the Company execute a waiver of service in its case pending in the MDL. Plaintiff’s complaint names the Company and 18 other pharmaceutical companies and other entities as defendants. Plaintiff, an intertribal health organization which provides healthcare services to its consortium’s member tribes, alleges that the defendants are liable for the economic injuries it allegedly suffered as a result of its role in responding to an alleged opioid epidemic. Plaintiff requests an unspecified amount of damages against the defendants. The case has been transferred to the MDL. All activity in the case is stayed by order of the MDL court.

On February 7, 2019, Kentucky River District Health Department requested that the Company execute a waiver of service in its case pending in the MDL. Plaintiff’s putative class action complaint names Amneal and 20 other pharmaceutical companies and other entities as defendants. Plaintiff alleges that the defendants are liable for the economic injuries it suffered, on behalf of itself and similarly situated Kentucky health departments, as a result of their role in responding to an alleged opioid epidemic. Plaintiff requests an unspecified amount of damages against the defendants. All activity in the case is stayed by order of the MDL court.

In February and March 2019, the Aleutian Pribilof Islands Association and Alaska Native Tribal Health Consortium requested that the Company execute waivers of service in their cases pending in the MDL. Plaintiffs’ complaints name the Company and 37 other entities as defendants. Plaintiffs allege damages and seek injunctive relief, compensatory and statutory damages, “as well as the means to abate the epidemic” that they allege was “created by Defendants’ wrongful and/or unlawful conduct.” All activity in these cases is stayed by order of the MDL court.

In March 2019, Glynn County, Georgia, requested waivers of service from the Company and Amneal Pharmaceuticals LLC in its case pending in the MDL. Plaintiff’s second amended short-form complaint, filed against Amneal and 39 other defendants consisting of pharmaceutical companies, wholesalers, retailers, and distributors, alleges damages as a result of defendants’ alleged improper marketing, fraud, including RICO violations, failure to adequately warn of the risks of opioid medications, failure to properly monitor and control diversion of opioid medications in or affecting Glynn County, negligence, public nuisance, and unjust enrichment. All activity in the case is stayed by order of the MDL court.

On March 14, 2019, the City of Concord, New Hampshire, filed a short-form amendment to its Second Amended Complaint in the MDL court adding the Company, Amneal Pharmaceuticals LLC, and Impax, to 31 other defendants, including pharmaceutical companies, corporate officers of certain brand manufacturer pharmaceutical companies, and distributors. As to the Company, Amneal Pharmaceuticals LLC, and Impax, plaintiff asserts claims for violation of the New Hampshire Consumer Protection Act, public nuisance, unjust enrichment, and violation of RICO. Plaintiff alleges that defendants are liable for economic injuries experienced by plaintiff, including unspecified restitution, civil penalties, disgorgement of unjust enrichment and attorneys’ fees, as well as for injunctive relief as to defendants’ further false or misleading statements as to opioids, and for exemplary damages. Amneal Pharmaceuticals LLC was served on April 25, 2019. All activity in the case is stayed by order of the MDL court.

On March 15, 2019, the International Union of Painters and Allied Trades, District Council No. 21 Welfare Fund, and, separately, the International Brotherhood of Electrical Workers Local 98 Health & Welfare Fund, and International Brotherhood of Electrical Workers Local 98 Sound and Communications Health and Welfare Fund, filed complaints in the Philadelphia County Common Pleas Court, naming Amneal Pharmaceuticals LLC, Impax, Amneal Pharmaceuticals of New York, LLC, and 29 other pharmaceutical companies as defendants. In each, plaintiffs allege that the defendants are liable for economic injuries allegedly suffered by the respective funds to the extent those funds paid for long term treatment of their benefit members with opioids, and for the costs incurred in addressing the opioid epidemic. Plaintiffs request an unspecified amount of damages against the defendants. On April 17, 2019, Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC were served with both complaints, and responsive pleadings thereto currently are due on or around June 17, 2019.

In addition to the above-referenced cases, in connection with the further extended MDL pleading amendment deadline of March 16, 2019, the Company and certain of its affiliates recently have been named in 424 additional complaints filed in the MDL court and in various state courts, including by:

•
Political subdivision / municipal entity plaintiffs from the states of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, West Virginia, and Wisconsin;

•	Third-party payor plaintiffs;

•	Indian tribe plaintiffs; and

•	Hospital / healthcare provider plaintiffs.

All activity in these cases is stayed by order of the MDL court. Requests for waivers for service of process have been transmitted by plaintiffs’ counsel to defense counsel in relation to the Company and certain of its affiliates in certain of these cases. Neither the Company nor any of its affiliates has been served in these cases.

Securities Class Action

On April 17, 2017, Lead Plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against Impax and four current or former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. Plaintiff asserts claims regarding alleged misrepresentations about three generic drugs. Its principal claim alleges that Impax concealed that it colluded with competitor Lannett Corp. to fix the price of generic drug digoxin, and that its digoxin profits stemmed from this collusive pricing. Plaintiff also alleges that Impax concealed from the market anticipated erosion in the price of generic drug diclofenac and that Impax overstated the value of budesonide, a generic drug that it acquired from Teva. On June 1, 2017, Impax filed its motion to dismiss the amended complaint. On September 7, 2018, the Court granted Impax’s motion, dismissing plaintiffs’ claims without prejudice and with leave to amend their complaint. Plaintiff filed a second amended complaint October 26, 2018. Impax filed a motion to dismiss the second amended complaint on December 6, 2018; plaintiffs’ opposition thereto was filed on January 17, 2019; and Impax’s reply in support of its motion to dismiss was filed on February 7, 2019. A hearing before the Court on the motion to dismiss took place on May 2, 2019.

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

Teva v. Impax Laboratories, LLC.

On February 15, 2017, Plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. ("Teva") filed a Praecipe to Issue Writ of Summons and Writ of Summons (precursor to a complaint) in the Philadelphia County Court of Common Pleas against Impax alleging that Impax breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin® XL (and therefore that Impax is liable to Teva for the amounts it paid to settle those litigations). Impax filed a Motion to Disqualify Teva’s counsel related to the matter, and on August 23, 2017, the trial court denied Impax's motion. Following the trial court’s order, Teva filed its complaint. On September 6, 2017, Impax appealed the trial court’s decision to the Pennsylvania Superior Court. On September 20, 2017, the Superior Court stayed the trial court action pending the outcome of Impax’s appeal. On November 2, 2018, the Superior Court affirmed the trial court’s decision. On November 16, 2018, Impax filed an application for reargument with the Superior Court, which was denied on December 28, 2018. On February 13, 2019, the Superior Court remitted the record to the trial court. On February 15, 2019, Impax filed its answer with new matter to Teva’s complaint. On February 19, 2019, the trial court issued a revised case management order providing that, absent any extensions or amendments thereto, discovery will close on July 1, 2019 and the case is expected to be ready for trial by February 3, 2020. On or about March 4, 2019, Teva filed a motion for judgment on the pleadings. Impax filed its answer and brief in opposition to Teva’s motion for judgment on the pleadings on March 25, 2019. On April 4, 2019, the trial court denied Teva’s motion. On April 16, 2019, Impax filed a motion to stay the proceedings and compel Teva to arbitrate the dispute pursuant to an Indemnification Release Agreement negotiated and executed by the parties in 2012. Teva’s opposition to the motion was filed on May 7, 2019.

California Wage and Hour Class Action

On August 3, 2017, Plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against Impax alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws, and seeking, among other things, declaratory judgment, restitution of allegedly unpaid wages, and disgorgement. On October 10, 2017, Impax filed a Demurrer and Motion to Strike Class Allegations. On December 12, 2017, the Court overruled Impax’s Demurrer to Plaintiff’s individual claims. However, it struck all of Plaintiff’s class allegations. On March 13, 2018, Plaintiff filed her First Amended Complaint once again including the same class allegations. The Company filed a Demurrer and Motion to Strike Class Allegations on April 12, 2018. On September 20, 2018, the Court again struck Plaintiff’s class allegations; Plaintiff has appealed this most recent order to the California State Court of Appeal. Plaintiff filed her opening appellate brief on February 22, 2019, and Impax’s brief in response was filed on April 18, 2019.

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements pursuant to regulations promulgated by the DEA. The Company is cooperating with this request for information and has provided relevant information responsive to the request. The Company and the U.S. Attorney for the Eastern District of New York have entered into a tolling agreement with respect to the investigation. The material provisions of the tolling agreement provide that the investigation is ongoing, that the U.S. Attorney will not file a claim against the Company on or before July 11, 2019, and requests that the Company agree that the applicable statute(s) of limitations be tolled during the period from January 19, 2018 through July 12, 2019. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

On March 14, 2019, Amneal received a subpoena (the “Subpoena”) from an Assistant U.S. Attorney (“AUSA”) for the Southern District of Florida. The Subpoena requests information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company intends to cooperate with the AUSA regarding the Subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

14. Segment Information

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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2019	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$382,477	$63,643	$—	$446,120
Cost of goods sold	278,878	30,865	—	309,743
Cost of goods sold impairment charges	53,297	—	—	53,297
Gross profit	50,302	32,778	—	83,080
Selling, general and administrative	24,148	21,327	38,961	84,436
Research and development	50,151	3,707	—	53,858
In-process research and development impairment charges	22,787	—	—	22,787
Intellectual property legal development expenses	3,121	1,045	—	4,166
Other operating expenses	4,678	2,062	5,453	12,193
Operating (loss) income	$(54,583)	$4,637	$(44,414)	$(94,360)

Three Months Ended March 31, 2018	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$275,189	$—	$—	$275,189
Cost of goods sold	130,594	—	—	130,594
Gross profit	144,595	—	—	144,595
Selling, general and administrative	11,203	—	13,918	25,121
Research and development	44,209	—	—	44,209
Intellectual property legal development expenses	4,576	—	—	4,576
Other operating expenses	—	—	7,135	7,135
Operating income (loss)	$84,607	$—	$(21,053)	$63,554

15. Related Party Transactions

The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. The related party relationships that generated income and/ or expense in the respective reporting periods are described below.

Financing Lease/Financing Obligation - Related Party

The Company has a financing lease for two buildings located in Long Island, New York, that are used as an integrated manufacturing and office facility. For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 11. Leases.

Kanan, LLC

Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for both of the three months ended March 31, 2019 and 2018 was $0.5 million.

Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the three months ended March 31, 2019 was $0.3 million (none in 2018).

Industrial Real Estate Holdings NY, LLC

Industrial Real Estate Holdings NY, LLC ("IRE") is an independent real estate management entity which, among other activities, is the landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. The lease expires in March 2021. Rent expense paid to the related party for both the three months ended March 31, 2019 and 2018 was $0.3 million.

Kashiv BioSciences LLC

Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b) (2) NDA products. Amneal has various business agreements with Kashiv.

In May 2013, Amneal entered into a sublease agreement with Kashiv for a portion of one of its research and development facilities. The sublease automatically renews annually if not terminated and has an annual base rent of $2 million. On January 15, 2018, Amneal and Kashiv entered into an Assignment and Assumption of Lease Agreement. The lease was assigned to Kashiv, and Amneal was relieved of all obligations. Rental income from the related party sublease for the three months ending March 31, 2018 was $0.4 million (none in 2019).

Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the period ended March 31, 2019 was $0.8 million (none in 2018). Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.4 million, respectively. At March 31, 2019 and December 31, 2018 payables of approximately $1 million and $0.8 million, respectively, were due to the related party for royalty-related transactions.

In June 2017, Amneal and Kashiv entered a product acquisition and royalty stream purchase agreement. The aggregate purchase price was $25 million on the closing, which has been paid, plus two potential future $5 million earn outs related to the Estradiol Product. The contingent earn outs were to be recorded in the period in which they are earned. The first and second $5 million earn outs were recognized in March 2018 and June 2018, respectively, as an increase to the cost of the Estradiol product intangible asset and will be amortized on a straight-line basis over the remaining life of the Estradiol intangible asset. The first earn out was paid in July 2018 and the second earn out was paid in September 2018.

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

Adello Biologics, LLC

Adello is an independent clinical stage company engaged in the development of biosimilar pharmaceutical products. Amneal and Adello are parties to a master services agreement pursuant to which, from time to time, Amneal provides human resources and product quality assurance services on behalf of Adello. The parties are also party to a license agreement for parking spaces in Piscataway, NJ. The total amount of net expense paid to Adello from these agreements for the three months ended and March 31, 2018 was $0.1 million (none in 2019).

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

In October 2017, Amneal and Adello terminated their product development agreement pursuant to which Amneal and Adello had been collaborating to develop and commercialize Glatiramer Acetate products. Pursuant to the termination agreement, Amneal owed Adello $11 million for the up-front payment plus interest. This amount was paid in January 2018.

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

In October 2017, Amneal purchased a building from Adello in Ireland to further support its inhalation dosage form. Amneal issued a promissory note for 13 million euros ($15 million based on exchange rate as of December 31, 2017) which accrues interest at a rate of 2% per annum, due on or before July 1, 2019. The promissory note was paid in full in the second quarter of 2018.

PharmaSophia, LLC

PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively. At March 31, 2019 and December 31, 2018 receivables of $0.4 million and $0.1 million, respectively, were due from the related party.

Gemini Laboratories, LLC

Prior to the Company's acquisition of Gemini in May 2018, Amneal and Gemini were parties to various agreements. Total gross profit earned from the sale of inventory to Gemini for the three months ended March 31, 2018 was $0.1 million. The total profit share paid by Gemini for the three months ended March 31, 2018 was $4 million.

Tax Distributions

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 19. Stockholders' Equity/ Members' Deficit contained in the Company's 2018 Annual Report on Form 10-K.

Non-Controlling Interests

During December 2018, the Company acquired the non-controlling interests in one of Amneal's non-public subsidiaries for approximately $3 million. As of December 31, 2018, the Company recorded a $3 million related party payable for this transaction of which $1 million remained outstanding as of March 31, 2019.

16. Goodwill and Intangible Assets

The changes in goodwill for the three months ended March 31, 2019 and for the year ended December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Balance, beginning of period	$426,226	$26,444
Goodwill acquired during the period	—	401,488
Goodwill divested during the period	(4,697)	—
Currency translation	111	(1,706)
Balance, end of period	$421,640	$426,226

As of March 31, 2019, $360 million and $61 million of goodwill was allocated to the Specialty and Generics segment, respectively. As of December 31, 2018, $360 million and $66 million of goodwill was allocated to the Specialty and Generics segment, respectively. For the three months ended March 31, 2019, goodwill divested was associated with the sale of the Company's operations in the United Kingdom. For the year ended December 31, 2018, goodwill acquired was associated with the Impax and Gemini acquisitions. Refer to Note 3. Acquisitions and Divestitures for additional information about the acquisition of Impax and the divestiture of the Company's operations in the United Kingdom.

Intangible assets at March 31, 2019 and December 31, 2018 are comprised of the following (in thousands):

	March 31, 2019				December 31, 2018
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	11.9	$1,269,576	$(109,732)	$1,159,844	$1,282,011	$(88,081)	$1,193,930
Customer relationships		—	—	—	7,005	(1,955)	5,050
Other intangible assets	10.7	3,072	(901)	2,171	5,620	(1,561)	4,059
Total		$1,272,648	$(110,633)	$1,162,015	$1,294,636	$(91,597)	$1,203,039
In-process research and development		429,143	—	429,143	451,930	—	451,930
Total intangible assets		$1,701,791	$(110,633)	$1,591,158	$1,746,566	$(91,597)	$1,654,969

The Company evaluated assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. For the three months ended March 31, 2019, the Company recognized a total of $76 million of intangible asset impairment charges, of which $53 million was recognized in cost of goods sold and $23 million was recognized in research and development expense. The impairment charges primarily related to four products, two of which are currently marketed products and two of which are IPR&D products, all acquired as part of the Combination. For the currently marketed products, the impairment charges were the result of significant price erosion during the first quarter of 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows. For the other IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product.

During the three months ended March 31, 2019, the Company recognized a $50 million product rights intangible asset and a corresponding liability for the exclusive rights to sell Levothyroxine in the U.S. market under a license and supply agreement with JSP. Refer to Note 5. Alliance and Collaboration for additional information.

For the three months ended March 31, 2019, included in the Company's divested United Kingdom operations were a net customer relationship intangible asset and a net trade name intangible asset of $5 million and $2 million, respectively. Refer to Note 3. Acquisitions and Divestitures for additional information.

Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization	$30,963	$1,760

The following table presents future amortization expense for the next five years and thereafter, excluding $429 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2019	$90,200
2020	136,898
2021	153,738
2022	152,413
2023	128,244
2024	120,244
Thereafter	380,278
Total	$1,162,015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following discussion and analysis for the three months ended March 31, 2019 should be read in conjunction with the consolidated financial statements and related notes of thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

Results of Operations

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenue	$446,120	$275,189
Cost of goods sold	309,743	130,594
Cost of goods sold impairment charges	53,297	—
Gross profit	83,080	144,595
Selling, general and administrative	84,436	25,121
Research and development	53,858	44,209
In-process research and development impairment charges	22,787	—
Intellectual property legal development expenses	4,166	4,576
Acquisition, transaction-related and integration expenses	6,032	7,135
Restructuring and other charges	6,161	—
Operating (loss) income	(94,360)	63,554
Total other expense, net	(38,820)	(11,538)
(Loss) income before income taxes	(133,180)	52,016
(Benefit from) provision for income taxes	(8,428)	364
Net (loss) income	$(124,752)	$51,652

Net Revenue

Net revenue for the three months ended March 31, 2019 increased by 62%, or $171 million, to $446 million compared to $275 million for the three months ended March 31, 2018. The Combination and the acquisition of Gemini Laboratories, LLC ("Gemini") contributed $143 million of additional revenue and our existing U.S. base product portfolio contributed $31 million of growth, with favorable volume of $69 million partially offset by price declines of $38 million. These revenue increases were partially offset by a decline in our international revenues of $3 million.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 178%, or $232 million, to $363 million for the three months ended March 31, 2019 as compared to $131 million for the three months ended March 31, 2018. The increase in cost of goods sold was primarily attributable to higher product sales due to the Combination, a $53 million impairment charge associated with two marketed products in our Generics segment that were acquired as part of the Combination, $36 million of expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett") and incremental expenses related to the Combination and the acquisition of Gemini, including amortization of intangible assets of $29 million, royalties of $21 million and site closure costs of $10 million.

Accordingly, gross profit for the three months ended March 31, 2019 was $83 million (19% of total revenues) as compared to gross profit of $145 million (52% of total revenues) for the three months ended March 31, 2018. Our gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the impairment charges in our Generics segment and other factors described above.

Selling, General, and Administrative

Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2019 were $84 million, as compared to $25 million for the three months ended March 31, 2018. The $59 million increase from the prior period was primarily due to the Combination, including selling expenses associated with our Specialty segment, stock-based compensation and higher Corporate functions spend including public company costs that did not exist prior to the Combination.

Research and Development

Research and development expenses for the three months ended March 31, 2019 were $54 million, as compared to $44 million for the three months ended March 31, 2018. The $10 million increase compared to the prior year is primarily attributable to the Combination, increased milestone payments in our Generics segment and clinical studies associated with our Specialty segment.

In-Process Research and Development Impairment Charges

We recognized in-process research and development ("IPR&D") impairment charges of $23 million for the three months ended March 31, 2019. The charges are primarily associated with two products in our Generics segment that were acquired as part of the Combination. There were no IPR&D impairment charges for the three months ended March 31, 2018.

Intellectual Property Legal Development Expense

Intellectual property legal development expenses for the three months ended March 31, 2019 were $4 million as compared to $5 million for the three months ended March 31, 2018. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Acquisition, Transaction-Related and Integration Expenses

We recognized approximately $6 million of acquisition, transaction-related and integration expenses for the three months ended March 31, 2019 as compared to $7 million for the three months ended March 31, 2018. Expenses for the three months ended March 31, 2019 were related to the ongoing integration of Impax and Gemini. During the prior year period, expenses were primarily for transaction-related costs associated with pre-Combination activities.

Restructuring and Other Charges

We recorded $6 million of restructuring and other charges for the three months ended March 31, 2019, which consisted of employee restructuring separation charges of approximately $2 million for severance provided pursuant to our severance programs for employees at our Hayward, California facility and other facilities and $4 million of other employee severance charges. There were no restructuring and other charges for the three months ended March 31, 2018.

Total Other Expense, Net

Total other expense, net was $39 million for the quarter ended March 31, 2019, as compared to $12 million for the quarter ended March 31, 2018. The increase of $27 million was primarily attributable to $22 million of additional interest expense associated with an increase in long-term debt related to the Combination and the acquisition of Gemini, and a net $5 million foreign exchange loss as compared to a net $9 million foreign exchange gain in the prior year period, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans, partially offset by a $9 million gain recognized on sale of our operations in the United Kingdom through the sale of our Creo Pharma Holding Limited subsidiary.

(Benefit From) Provision for Income Taxes

The benefit from income taxes was $8 million for the three months ended March 31, 2019 as compared to a provision for income taxes of $0.4 million for the period ended March 31, 2018. Prior to the Combination, as a limited liability company, income taxes were only provided for the international subsidiaries as all domestic taxes flowed to the members. Subsequent to May 4, 2018, domestic income taxes were also provided for our allocable share of income or losses from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates. The change in income tax expense is also associated with the year-over-year decline in pre-tax income.

Net (Loss) Income

We recognized a net loss for the three months ended March 31, 2019 of $125 million as compared to net income of $52 million for the three months ended March 31, 2018. The year over year decrease is primarily attributable to $76 million of intangible asset impairment charges, incremental expenses related to the Combination and acquisition of Gemini, which includes amortization of intangible assets of $29 million, site closure costs of $10 million and royalties of $21 million. Additionally, we incurred $22 million of incremental interest expense, a year of year unfavorable foreign exchange impact of $14 million and restructuring and other charges of $6 million. These expenses were partially offset by a $9 million gain recognized on the sale of our Creo Pharma Holding Limited subsidiary.

Generics

The following table sets forth results of operations for our Generics segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenue	$382,477	$275,189
Cost of goods sold	278,878	130,594
Cost of goods sold impairment charges	53,297	—
Gross profit	50,302	144,595
Selling, general and administrative	24,148	11,203
Research and development	50,151	44,209
In-process research and development impairment charges	22,787	—
Intellectual property legal development expenses	3,121	4,576
Other operating expenses	4,678	—
Operating (loss) income	$(54,583)	$84,607

Net Revenue

Generics net revenue increased by 39% for the three months ended March 31, 2019 when compared with the same period in 2018. The Combination contributed $79 million of additional revenue and our existing U.S. base product portfolio contributed $31 million of growth, with favorable volume of $69 million partially offset by price declines of $38 million. Favorable volume growth was driven by sales of Levothyroxine, Guanfacine and Hydroxyprogesterone Caproate Injection, partially offset by declines in sales of Oseltamivir and Aspirin Dipyridamole ER Capsules due to lower volumes and pricing pressure. These net revenue increases were partially offset by a decline in our international revenues of $3 million.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended March 31, 2019 was $332 million, an increase of 154% or $202 million compared to the three months ended March 31, 2018. The year over year increase is primarily associated with sales of Impax products added to portfolio with the Combination and a $53 million impairment charge associated with two marketed products acquired as part of the Combination. The impairment charge was the result of significant price erosion during the first quarter of 2019, due to new competition entering the market, resulting in significantly lower expected future cash flows from these products. Cost of goods sold was also unfavorably impacted by $36 million of expenses related to the Levothyroxine transition agreement with Lannett and incremental expenses related to the Combination, including royalties of $21 million, site closure costs of $10 million, and amortization of intangible assets of $9 million.

Accordingly, Generics gross profit for the three months ended March 31, 2019 was $50 million (13.2% of total revenues) as compared to gross profit of $145 million (52.5% of total revenues) for the three months ended March 31, 2018. Our gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the $53 million impairment charge and other factors described above.

Selling, General, and Administrative

Generics SG&A expenses for the three months ended March 31, 2019 were $24 million, as compared to $11 million for the three months ended March 31, 2018. The $13 million increase from the prior period was primarily due to the Combination, higher freight charges and site closure costs.

Research and Development

Generics research and development expenses for the three month period ended March 31, 2019 were $50 million, as compared to $44 million for the three months ended March 31, 2018. The $6 million increase compared to the prior year period is primarily attributable to the Combination and increased milestone payments.

In-Process Research and Development Impairment Charges

For the three months ended March 31, 2019, we recognized IPR&D impairment charges of $23 million associated with two IPR&D products in the Generics segment. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower expected future cash flows from this product. For the other IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product.

There were no IPR&D charges for the three months ended March 31, 2018.

Intellectual Property Legal Development Expenses

Generics intellectual property legal development expenses for the three months ended March 31, 2019 were $3 million as compared to $5 million for the prior year period. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Other Operating Expenses

For the three months ended March 31, 2019, we recognized other operating expenses of $5 million in the Generics segment. These expenses were primarily attributable to integration expenses associated with the Combination. There were no other operating expenses for the three months ended March 31, 2018.

Specialty

The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenue	$63,643	$—
Cost of goods sold	30,865	—
Gross profit	32,778	—
Selling, general and administrative	21,327	—
Research and development	3,707	—
Intellectual property legal development expenses	1,045	—
Other operating expenses	2,062	—
Operating income	$4,637	$—

Our Specialty segment is comprised of the Impax Specialty business acquired on May 4, 2018 and the Gemini business acquired on May 7, 2018. Prior to these two transactions, we did not have a Specialty segment. Refer to Note 3. Acquisitions and Divestitures in our 2018 Annual Report on Form 10-K for further information related to these two transactions.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $500 million of available additional capacity on our asset backed revolving credit facility ("ABL"). We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions and demand for our products, which are factors that may be out of our control.

Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, and spending on production facility expansions and capital equipment items.

Over the next 12 months, we will make substantial payments for monthly interest and quarterly principal amounts due on our term loan under our senior secured credit facility (the "Term Loan"), any future borrowings under the ABL, severance, and capital expenditures. We made a $50 million payment to JSP on April 22, 2019 pursuant to the terms of a license and supply agreement, as described in Note 5. Alliance and Collaboration. Given the magnitude of projected expenditures, we may require additional funds from our ABL to meet these increased cash needs in the next year.

We are party to a tax receivable agreement that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) ("Holdings") in respect of certain tax benefits that we may realize or may be deemed to realize as a result of redemptions or exchanges of Amneal common units by Holdings.  The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. The timing of any payments under the tax receivable agreement will vary depending upon a number of factors, but we expect that the payments could be substantial, and could be in excess of the tax savings that we ultimately realize.  Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.  For further details, see Item 1A. Risk Factors and Note 8. Income Taxes in our 2018 Annual Report on Form 10-K.

In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement.  For the quarter ended March 31, 2019, Amneal made an aggregate of $13 million in tax distributions to Holdings. The amount due to Holdings as of March 31, 2019 is immaterial.

At March 31, 2019, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities	$(108,410)	$27,029
Investing activities	(21,466)	(19,499)
Financing activities	(21,864)	(33,246)
Effect of exchange rate changes on cash	(296)	411
Net decrease in cash, cash equivalents, and restricted cash	$(152,036)	$(25,305)

Cash Flows from Operating Activities

Net cash used in operating activities was $108 million for the three months ended March 31, 2019 compared to net cash provided by operations of $27 million for the three months ended March 31, 2018. The change was primarily attributed to unfavorable timing of collections of trade accounts receivable, increased interest due to additional debt of the combined company, an unfavorable impact from inventory and payments primarily associated with severance charges.

Cash Flows from Investing Activities

The increase in cash used in investing activities of $2 million was related to cash sold with our Creo Pharma Holding Limited subsidiary which was partially offset by lower capital expenditures. We received the cash consideration of $36 million related to the sale in April 2019.

Cash Flows from Financing Activities

The decrease of $11 million was primarily related to lower distributions to members, partially offset by a tax distribution to non-controlling interests and higher payments of principal on debt.

UK Divestiture

On March 30, 2019, Amneal sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised the Company's entire operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for cash consideration of $36 million which was received in April 2019.

Commitments and Contractual Obligations

The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2018 Annual Report on Form 10-K. We include herein certain updates to those obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Levothyroxine license and supply contract liability	$50,000	$50,000	—	—	—

Levothyroxine License and Supply Agreement; Transition Agreement

On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for levothyroxine sodium tablets ("Levothyroxine"). This agreement designated the Company as JSP's exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Under this license and supply agreement with JSP, the Company accrued the up-front license payment of $50 million on March 22, 2019, which was paid in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.

On November 9, 2018, the Company entered into a transition agreement ("Transition Agreement") with Lannett and JSP. Under the terms of the Transition Agreement, the Company assumed the distribution and marketing of Levothyroxine from Lannett beginning December 1, 2018 through March 22, 2019, ahead of the commencement date of the license and supply agreement with JSP described above.

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the three months ended March 31, 2019 and the year ended December 31, 2018, $37 million and $10 million, respectively, were expensed to cost of goods sold, as the Company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Outstanding Debt Obligations

Term Loan and Revolving Credit Agreements

On May 4, 2018 we entered into a senior credit agreement that provided the Term Loan with a principal amount of $2.7 billion and the ABL under which loans and letters of credit up to a principal amount of $500 million are available (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% or the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at March 31, 2019. The ABL bears an annual interest rate of one-month LIBOR plus 1.5% at March 31, 2019 and matures on May 4, 2023. As of March 31, 2019, the annual interest rate for the ABL may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At March 31, 2019, we had no outstanding borrowings under the ABL.

The proceeds of any loans made under the Senior Secured Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the ABL at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At March 31, 2019, the ABL commitment fee rate is 0.375% per annum.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The ABL also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At March 31, 2019, Amneal was in compliance with all covenants under the Senior Secured Credit Facilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Annual Report on Form 10-K. As of March 31, 2019, there has been no material change in this information.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 13. Commitments and Contingencies and is incorporated by reference herein.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the disclosure presented in our 2018 Annual Report on Form 10-K under Item 1A. Risk Factors.

We are controlled by the Amneal Group. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of March 31, 2019, the group of shareholders who owned Amneal prior to the Combination (the "Amneal Group") controlled approximately 57% of the voting power of all of our outstanding shares of common stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and the Second Amended and Restated Stockholders Agreement dated December 16, 2017 (the "Stockholders Agreement"), the Amneal Group has the ability to designate and elect a majority of our board of directors. As of March 31, 2019, seven out of thirteen members of our board of directors, as well as one observer, have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse such interests.

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

The Amneal Group could transfer control of us to a third party by transferring its shares. In addition, members of the Amneal Group have notified us of their intent to pledge Amneal Common Units and the corresponding shares of Class B Common Stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. The voluntary or forced sale of some or all these units or shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business. Similarly, a voluntary or forced sale could cause the Company to lose its “controlled company” status under the New York Stock Exchange listing requirements, which would require us to comply over a transition period with certain corporate governance requirements from which we are currently exempt, including having a fully independent compensation committee. If all of the Amneal Common Units and corresponding shares of Class B stock were pledged to secure borrowings, a complete foreclosure could result in a change of control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1
Employment Agreement, dated January 21, 2019, by and among the Company, Amneal Pharmaceuticals LLC, and Todd P. Branning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2019).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three months ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Loss for each of the three months ended March 31, 2019 and 2018, (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Stockholders' Equity/ Members' Deficit for each the three months ended March 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements. *

* Filed herewith

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

Date: May 9, 2019	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Robert A. Stewart
Robert A. Stewart
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Todd P. Branning
Todd P. Branning
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)