Form 10-Q
period 2019-06-30
Amneal Pharmaceuticals, Inc.
filed 2019-08-05
CIK 1723128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 001-38485

Amneal Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
Delaware	32-0546926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Amneal Pharmaceuticals, Inc. 400 Crossing Boulevard, Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

(908) 947-3120
(Registrant’s telephone number, including area code)
Not applicable
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

As of July 23, 2019, there were 128,150,558 shares of Class A common stock outstanding and 170,940,707 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$404,642	$413,787	$850,762	$688,976
Cost of goods sold	296,381	235,492	606,124	366,086
Cost of goods sold impairment charges	3,012	—	56,309	—
Gross profit	105,249	178,295	188,329	322,890
Selling, general and administrative	67,281	56,003	151,717	81,124
Research and development	48,016	50,335	101,874	94,544
In-process research and development impairment charges	—	—	22,787	—
Intellectual property legal development expenses	2,511	4,047	6,677	8,623
Legal settlement gains	—	(3,000)	—	(3,000)
Acquisition, transaction-related and integration expenses	3,519	207,507	9,551	214,642
Restructuring and other charges	2,835	44,465	8,996	44,465
Operating loss	(18,913)	(181,062)	(113,273)	(117,508)
Other (expense) income:
Interest expense, net	(43,886)	(36,622)	(87,167)	(57,673)
Foreign exchange gain (loss), net	8,311	(25,946)	2,847	(17,381)
Loss on extinguishment of debt	—	(19,667)	—	(19,667)
(Loss) gain on sale of international businesses, net	(1,888)	—	6,930	—
Other income, net	149	791	1,256	1,739
Total other expense, net	(37,314)	(81,444)	(76,134)	(92,982)
Loss before income taxes	(56,227)	(262,506)	(189,407)	(210,490)
Benefit from income taxes	(5,701)	(12,416)	(14,129)	(12,052)
Net loss	(50,526)	(250,090)	(175,278)	(198,438)
Less: Net loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	200,341	—	148,806
Less: Net loss attributable to non-controlling interests	33,624	31,885	110,495	31,768
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(16,902)	(17,864)	(64,783)	(17,864)
Accretion of redeemable non-controlling interest	—	(1,240)	—	(1,240)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(16,902)	$(19,104)	$(64,783)	$(19,104)

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic and diluted	$(0.13)	$(0.15)	$(0.51)	$(0.15)

Weighted-average common shares outstanding:
Class A and Class B-1 basic and diluted	128,016	127,112	127,852	127,112

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(50,526)	$(250,090)	$(175,278)	$(198,438)
Less: Net loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	200,341	—	148,806
Less: Net loss attributable to non-controlling interests	33,624	31,885	110,495	31,768
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(16,902)	(17,864)	(64,783)	(17,864)
Accretion of redeemable non-controlling interest	—	(1,240)	—	(1,240)
Net loss attributable to Amneal Pharmaceuticals, Inc.	(16,902)	(19,104)	(64,783)	(19,104)
Other comprehensive income (loss):
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(6,219)	8,932	(983)	(1,025)
Less: Reclassification of foreign currency translation adjustment included in net loss	40	—	3,413	—
Foreign currency translation adjustments, net	(6,179)	8,932	2,430	(1,025)
Less: Other comprehensive income attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(11,678)	—	(1,721)
Less: Other comprehensive loss (income) attributable to non-controlling interests	3,533	1,576	(1,394)	1,576
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(2,646)	(1,170)	1,036	(1,170)
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(19,548)	$(20,274)	$(63,747)	$(20,274)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$54,893	$213,394
Restricted cash	2,129	5,385
Trade accounts receivable, net	634,666	481,495
Inventories	414,627	457,219
Prepaid expenses and other current assets	77,062	128,321
Related party receivables	2,470	830
Total current assets	1,185,847	1,286,644
Property, plant and equipment, net	508,086	544,146
Goodwill	420,017	426,226
Intangible assets, net	1,553,330	1,654,969
Deferred tax asset, net	391,881	373,159
Operating lease right-of-use assets	59,900	—
Operating lease right-of-use assets - related party	17,031	—
Financing lease right-of-use assets - related party	62,588	—
Other assets	63,459	67,592
Total assets	$4,262,139	$4,352,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$505,143	$514,440
Current portion of long-term debt, net	21,445	21,449
Current portion of operating lease liabilities	13,313	—
Current portion of operating and financing lease liabilities - related party	3,293	—
Related party payables	2,965	17,695
Current portion of financing obligation - related party	—	266
Total current liabilities	546,159	553,850
Long-term debt, net	2,619,788	2,630,598
Deferred income taxes	—	1,178
Liabilities under tax receivable agreement	193,499	192,884
Operating lease liabilities	47,836	—
Operating lease liabilities - related party	14,862	—
Financing lease liabilities - related party	61,990	—
Financing obligation - related party	—	39,083
Other liabilities	28,653	38,780
Total long-term liabilities	2,966,628	2,902,523
Commitments and contingencies (Notes 5, 11 and 13)
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both June 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2019 and December 31, 2018; 128,151 and 115,047 shares issued at June 30, 2019 and December 31, 2018, respectively	1,281	1,151
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2019 and December 31, 2018; 170,941 and 171,261 shares issued at June 30, 2019 and December 31, 2018 respectively	1,710	1,713
Class B-1 common stock, $0.01 par value, 18,000 shares authorized at both June 30, 2019 and December 31, 2018; none and 12,329 shares issued at June 30, 2019 and December 31, 2018, respectively	—	123
Additional paid-in capital	544,161	530,438
Stockholders' accumulated deficit	(80,746)	(20,920)
Accumulated other comprehensive loss	(6,750)	(7,755)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	459,656	504,750
Non-controlling interests	289,696	391,613
Total stockholders' equity	749,352	896,363
Total liabilities and stockholders' equity	$4,262,139	$4,352,736

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(175,278)	$(198,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,574	46,897
Amortization of Levothyroxine Transition Agreement asset	36,393	—
Unrealized foreign currency (gain) loss	(3,695)	17,032
Amortization of debt issuance costs	3,218	2,577
Loss on extinguishment of debt	—	19,667
Gain on sale of international businesses, net	(6,930)	—
Gain on termination of lease	—	(3,524)
Intangible asset impairment charges	79,096	—
Non-cash restructuring and asset-related charges	1,314	—
Deferred tax benefit	(18,209)	(14,993)
Stock-based compensation and PPU expense	10,571	160,401
Inventory provision	50,410	17,426
Other operating charges and credits, net	3,155	927
Changes in assets and liabilities:
Trade accounts receivable, net	(162,954)	(60,051)
Inventories	(19,658)	(71,655)
Prepaid expenses, other current assets and other assets	28,614	(5,107)
Related party receivables	(1,624)	11,017
Accounts payable, accrued expenses and other liabilities	(13,538)	19,630
Related party payables	2,225	(13,356)
Net cash used in operating activities	(87,316)	(71,550)
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,629)	(36,600)
Acquisition of product rights and licenses	(50,000)	(3,000)
Acquisitions, net of cash acquired	—	(321,324)
Proceeds from sale of international businesses, net of cash sold	34,834	—
Net cash used in investing activities	(44,795)	(360,924)
Cash flows from financing activities:
Payments of deferred financing costs and debt extinguishment costs	—	(54,955)
Proceeds from issuance of debt	—	1,325,383
Payments of principal on debt and capital leases	(13,500)	(603,551)
Payments on revolving credit line	—	(75,000)
Proceeds from exercise of stock options	1,385	1,977
Employee payroll tax withholding on restricted stock unit vesting	(921)	—
Equity contributions	—	27,742
Capital contribution from non-controlling interest	—	360
Acquisition of non-controlling interest	(3,543)	—
Tax distribution to non-controlling interest	(13,494)	—
Distributions to members	—	(182,998)
Payments of principal on financing lease - related party	(866)	—
Payments of financing obligation - related party	—	(121)
Repayment of related party note	—	(14,842)
Net cash (used in) provided by financing activities	(30,939)	423,995
Effect of foreign exchange rate on cash	1,293	(853)
Net decrease in cash, cash equivalents, and restricted cash	(161,757)	(9,332)
Cash, cash equivalents, and restricted cash - beginning of period	218,779	77,922
Cash, cash equivalents, and restricted cash - end of period	$57,022	$68,590
Cash and cash equivalents - end of period	$54,893	$61,521
Restricted cash - end of period	2,129	7,069
Cash, cash equivalents, and restricted cash - end of period	$57,022	$68,590
Supplemental disclosure of cash flow information:
Cash paid for interest	$81,103	$50,391
Cash received for income taxes	$8,533	$—
Supplemental disclosure of non-cash investing and financing activity:
Distribution to members	$—	$8,562
Payable for acquisition of product rights and licenses	$—	$10,000
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Stockholders' Equity / Members’ Deficit
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2019	115,564	$1,156	170,941	$1,710	12,329	$123	$537,159	$(63,844)	$(4,099)	$327,576	$799,781
Net loss	—	—	—	—	—	—	—	(16,902)	—	(33,624)	(50,526)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,663)	(3,556)	(6,219)
Stock-based compensation	—	—	—	—	—	—	6,224	—	—	—	6,224
Exercise of stock options	8	—	—	—	—	—	174	—	—	201	375
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	250	2	—	—	—	—	6	—	(5)	(924)	(921)
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	17	23	40
Other	—	—	—	—	—	—	598	—	—	—	598
Balance at June 30, 2019	128,151	$1,281	170,941	$1,710	—	$—	$544,161	$(80,746)	$(6,750)	$289,696	$749,352

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Stockholders' Equity / Members’ Deficit
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(64,783)	—	(110,495)	(175,278)
Cumulative-effective adjustment from adoption of Topic 842	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(425)	(558)	(983)
Stock-based compensation	—	—	—	—	—	—	10,571	—	—	—	10,571
Exercise of stock options	205	2	—	—	—	—	922	—	(7)	468	1,385
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	250	2	—	—	—	—	6	—	(5)	(924)	(921)
Redemption of Class B Common Stock	320	3	(320)	(3)	—	—	1,124	—	(19)	(882)	223
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,461	1,952	3,413
Other	—	—	—	—	—	—	1,100	—	—	—	1,100
Balance at June 30, 2019	128,151	$1,281	170,941	$1,710	—	$—	$544,161	$(80,746)	$(6,750)	$289,696	$749,352

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Stockholders' Equity / Members’ Deficit
(unaudited; in thousands)

			Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interest
	Members' Equity	Members' Accumulated Deficit	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2018	$2,716	$(357,980)	—	$—	—	$—	—	$—	$—	$—	$(24,189)	$10,634	$(368,819)	$—
Period Prior to the Combination
Net loss	—	(200,341)	—	—	—	—	—	—	—	—	—	(20)	(200,361)	—
Cumulative-effective adjustment from adoption of ASU 2014-09 (Topic 606)	—	1,707	—	—	—	—	—	—	—	—	—	—	1,707	—
Distributions to members	—	(152,998)	—	—	—	—	—	—	—	—	—	—	(152,998)	—
PPU expense	158,757	—	—	—	—	—	—	—	—	—	—	—	158,757	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	11,678	—	11,678	—
Capital contribution by Amneal Holdings for employee bonuses	27,742	—	—	—	—	—	—	—	—	—	—	—	27,742	—
Period Subsequent to the Combination
Effect of the Combination	(189,215)	709,612	73,289	733	224,996	2,250	—	—	325,918	—	9,437	626,737	1,485,472	—
Redemption of Class B Common Stock for PIPE	—	—	34,520	345	(46,849)	(468)	12,329	123	165,180	—	(1,965)	(130,501)	32,714	—
Redemption of Class B Common Stock for distribution to PPU Holders	—	—	6,886	69	(6,886)	(69)	—	—	24,293	—	(289)	(19,181)	4,823	—
Net loss	—	—	—	—	—	—	—	—	—	(17,864)	—	(31,865)	(49,729)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,170)	(1,576)	(2,746)	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,644	—	—	—	1,644	—
Exercise of stock options	—	—	164	2	—	—	—	—	2,241	—	(4)	(262)	1,977	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,240)	—	(10,618)	(11,858)	11,858
Non-controlling interests from acquisition of Gemini	—	—	—	—	—	—	—	—	—	—	—	3,049	3,049	—
Other	—	—	—	—	—	—	—	—	(2,154)	—	—	(1,412)	(3,566)	—
Balance at June 30, 2018	$—	$—	114,859	$1,149	171,261	$1,713	12,329	$123	$517,122	$(19,104)	$(6,502)	$444,985	$939,486	$11,858

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Stockholders' Equity / Members’ Deficit
(unaudited; in thousands)

			Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interest
	Members' Equity	Members' Accumulated Deficit	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	$2,716	$(382,785)	—	$—	—	$—	—	$—	$8,562	$—	$(14,232)	$10,157	$(375,582)	$—
Period Prior to the Combination
Net (loss) income	—	(148,806)	—	—	—	—	—	—	—	—	—	97	(148,709)	—
Cumulative-effective adjustment from adoption of ASU 2014-09 (Topic 606)	—	4,977	—	—	—	—	—	—	—	—	—	—	4,977	—
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	360	360	—
Distributions to members	—	(182,998)	—	—	—	—	—	—	(8,562)	—	—	—	(191,560)	—
PPU expense	158,757	—	—	—	—	—	—	—	—	—	—	—	158,757	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,721	—	1,721	—
Capital contribution by Amneal Holdings for employee bonuses	27,742	—	—	—	—	—	—	—	—	—	—	—	27,742	—
Period Subsequent to the Combination
Effect of the Combination	(189,215)	709,612	73,289	733	224,996	2,250	—	—	325,918	—	9,437	626,737	1,485,472	—
Redemption of Class B Common Stock for PIPE	—	—	34,520	345	(46,849)	(468)	12,329	123	165,180	—	(1,965)	(130,501)	32,714	—
Redemption of Class B Common Stock for distribution to PPU Holders	—	—	6,886	69	(6,886)	(69)	—	—	24,293	—	(289)	(19,181)	4,823	—
Net loss	—	—	—	—	—	—	—	—	—	(17,864)	—	(31,865)	(49,729)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,170)	(1,576)	(2,746)	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,644	—	—	—	1,644	—
Exercise of stock options	—	—	164	2	—	—	—	—	2,241	—	(4)	(262)	1,977	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,240)	—	(10,618)	(11,858)	11,858
Non-controlling interests from acquisition of Gemini	—	—	—	—	—	—	—	—	—	—	—	3,049	3,049	—
Other	—	—	—	—	—	—	—	—	(2,154)	—	—	(1,412)	(3,566)	—
Balance at June 30, 2018	$—	$—	114,859	$1,149	171,261	$1,713	12,329	$123	$517,122	$(19,104)	$(6,502)	$444,985	$939,486	$11,858

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

Amneal was formed in 2002 and operates through various subsidiaries. Amneal is a vertically integrated developer, manufacturer, and seller of generic pharmaceutical products. Amneal’s pharmaceutical research includes analytical and formulation development and stability. Amneal operates principally in the United States, Switzerland, India, and Ireland. Amneal divested its operations in the United Kingdom on March 30, 2019 and Germany on May 3, 2019. For additional information, refer to Note 3. Acquisitions and Divestitures. Amneal sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.

On October 17, 2017, Amneal, Impax, the Company and Merger Sub entered into the Business Combination Agreement, as amended on November 21, 2017 and December 16, 2017 (the "BCA").

On May 4, 2018, pursuant to the BCA, Impax and Amneal combined the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal to create the Company as a new generics and specialty pharmaceutical company, through the following transactions (together, the "Combination", and the closing of the Combination, the "Closing"): (i) Merger Sub merged with and into Impax, with Impax surviving as a wholly owned subsidiary of the Company, (ii) each share of Impax’s common stock, par value $0.01 per share ("Impax Common Stock"), issued and outstanding immediately prior to the Closing, other than Impax Common Stock held by Impax in treasury, by the Company or by any of their respective subsidiaries, was converted into the right to receive one fully paid and non-assessable share of Class A common stock of the Company, par value $0.01 per share ("Class A Common Stock"), (iii) Impax converted to a Delaware limited liability company, (iv) the Company contributed to Amneal all of the Company’s equity interests in Impax, in exchange for Amneal common units ("Amneal Common Units"), (v) the Company issued an aggregate number of shares of Class B common stock of the Company, par value $0.01 per share ("Class B Common Stock", and collectively, with the Class A Common Stock and Class B-1 common stock of the Company, par value $0.01, ("Class B-1 Common Stock"), the "Company Common Stock") to APHC Holdings, LLC, (formerly Amneal Holdings, LLC), the parent entity of Amneal as of the Closing ("Holdings"), and (vi) the Company became the managing member of Amneal.

Immediately upon the Closing, holders of Impax Common Stock prior to the Closing collectively held approximately 25% of the Company and Holdings held a majority interest in the Company with an effective voting interest of approximately 75% on a fully diluted and as converted basis through its ownership of Class B Common Stock. Holdings also held a corresponding number of Amneal Common Units, which entitled it to approximately 75% of the economic interests in the combined businesses of Impax and Amneal. The Company held an interest in Amneal of approximately 25%.

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

On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage held by non-controlling interest holders (the "Amneal Group") upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%. As of both December 31, 2018 and June 30, 2019, the overall interest percentage held by non-controlling interest holders was approximately 57%.

On July 5, 2018, Holdings distributed to its members all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of June 30, 2019, Holdings did not hold any equity interest in Amneal or the Company.

During the second quarter of 2019, pursuant to the Company's certificate of incorporation, the Company converted all (12.3 million) of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The rights of Class A Common Stock and Class B-1 Common Stock are identical, except that the Class B-1 Common Stock had certain director appointment rights and the Class B-1 Common Stock had no voting rights (other than with respect to its director appointment right and as otherwise required by law).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2018 included in the Company’s 2018 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2019, cash flows for the six months ended June 30, 2019 and 2018 and the results of its operations, its comprehensive loss and changes in stockholders' equity for the three and six months ended June 30, 2019 and 2018. The consolidated balance sheet data at December 31, 2018 was derived from the Company's audited annual financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2018 Annual Report on Form 10-K, except for the impact of the adoption of new accounting standards discussed under Recently Adopted Accounting Pronouncements.

Use of Estimates

The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, allowances for accounts receivable, accrued liabilities, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights, allowances for deferred tax assets and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.

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

All significant lease arrangements after January 1, 2019 are recognized as ROU assets and lease liabilities at lease commencement. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate, which is assessed quarterly.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. The Company adopted ASU 2017-04 as of April 1, 2019 on a prospective basis and it did not have a material impact on the Company's consolidated financial statements.

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

3. Acquisitions and Divestitures

Acquisitions

Impax Acquisition

On May 4, 2018, the Company completed the Combination, as described in Note 1. Nature of Operations. For the three and six months ended June 30, 2018, transaction costs associated with the Impax acquisition of $16 million and $23 million, respectively, were recorded in acquisition, transaction-related and integration expenses (none for the three and six months ended June 30, 2019).

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
(2) Represents the fair value of 3.0 million fully vested Impax stock options valued using the Black-Scholes options pricing model.

The following is a summary of the purchase price allocation for the Impax acquisition (in thousands):

Final Fair Values As of June 30, 2019
Trade accounts receivable, net	$210,820
Inventories	183,088
Prepaid expenses and other current assets	91,430
Property, plant and equipment	87,472
Goodwill	398,733
Intangible assets	1,574,929
Other	55,790
Total assets acquired	2,602,262
Accounts payable	47,912
Accrued expenses and other current liabilities	274,979
Long-term debt	599,400
Other long-term liabilities	33,793
Total liabilities assumed	956,084
Net assets acquired	$1,646,178

Intangible Assets

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Final Fair Values	Weighted-Average Useful Life (Years)
Marketed product rights	$1,045,617	12.9

In addition to the amortizable intangible assets noted above, $529 million was allocated to in-process research and development ("IPR&D"), which is currently not subject to amortization.

The estimated fair value of the IPR&D and identifiable intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Combination on May 4, 2018.

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

Goodwill

Of the total goodwill acquired in connection with the Impax acquisition, approximately $360 million has been allocated to the Company’s Specialty segment and approximately $39 million has been allocated to the Generics segment. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its generic and specialty product portfolios and to acquire certain benefits from the Impax product pipelines, in addition to the anticipated synergies that the Company expects to generate from the acquisition.

The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities.  The Company obtained this information during due diligence and through other sources.  In the months after closing, as the Company obtained additional information about these assets and liabilities and learned more about the newly acquired business, it was able to refine the estimates of fair value and more accurately allocate the purchase price.  Only items identified as of the acquisition date are considered for subsequent adjustment.

Unaudited Pro Forma Information

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2018 (assuming the closing of the Combination occurred on January 1, 2017) are as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net revenue	$447,524	$865,068
Net loss	$(86,621)	$(161,050)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(19,759)	$(28,454)

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

UK Divestiture

On March 30, 2019, the Company sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for net cash consideration of approximately $32 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, the Company recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within (loss) gain on sale of international business for the six months ended June 30, 2019. As part of the disposition, the Company entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.

Germany Divestiture

On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary ("ADG"), which comprised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019. The carrying value of the net assets sold was $7 million, including goodwill of $0.5 million. As a result of the sale, the Company recognized a pre-tax loss of $2 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses, within (loss) gain on sale of international business for the three and six months ended June 30, 2019. As part of the disposition, the Company also entered into a license and supply agreement with EVER to supply certain products for an 18 month period.

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

Concentration of Revenue

The Company's three largest customers accounted for approximately 81% and 80% of total gross sales of products for the three and six months ended June 30, 2019, respectively. The Company's three largest customers account for approximately 82% and 80% of total gross sales of products for the and three and six months ended June 30, 2018, respectively.

Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three and six months ended June 30, 2019 and 2018 are set forth below (in thousands, except for percentages):

Segment	Product Family	Three Months Ended June 30, 2019
		$	%
Generics	Levothyroxine Sodium	$46,459	11%
Specialty	Rytary®	33,000	8%
Generics	Diclofenac Sodium Gel	25,010	6%
Generics	Epinephrine Auto-Injector (generic Adrenaclick®)	15,959	4%
Generics	Yuvafem-Estradiol	$14,022	3%

Segment	Product Family	Three Months Ended June 30, 2018
		$	%
Generics	Diclofenac Sodium Gel	$31,820	8%
Generics	Yuvafem-Estradiol	30,827	7%
Generics	Aspirin; Dipyridamole ER Capsule	27,919	7%
Specialty	Rytary®	20,520	5%
Generics	Epinephrine Auto-Injector (generic Adrenaclick®)	$19,166	5%

Segment	Product Family	Six Months Ended June 30, 2019
		$	%
Generics	Levothyroxine Sodium	$95,453	11%
Specialty	Rytary®	61,828	7%
Generics	Diclofenac Sodium Gel	48,477	6%
Generics	Yuvafem-Estradiol	32,761	4%
Generics	Epinephrine Auto-Injector (generic Adrenaclick®)	$31,154	4%

Segment	Product Family	Six Months Ended June 30, 2018
		$	%
Generics	Diclofenac Sodium Gel	$52,096	8%
Generics	Yuvafem-Estradiol	50,094	7%
Generics	Aspirin; Dipyridamole ER Capsule	44,941	7%
Generics	Oseltamivir	39,634	6%
Specialty	Rytary®	$20,520	3%

A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2019 is as follows (in thousands):

	Contract Charge-backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2018	$829,596	$36,157	$154,503	$74,202
Provision related to sales recorded in the period	2,294,169	68,883	41,682	82,981
Credits/payments issued during the period	(2,333,025)	(78,111)	(55,500)	(65,524)
Balance at June 30, 2019	$790,740	$26,929	$140,685	$91,659

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

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the six months ended June 30, 2019 and the year ended December 31, 2018, $37 million and $10 million, respectively, were expensed to cost of goods sold, as the Company sold Levothyroxine (none in the three months ended June 30, 2019). As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Biosimilar Licensing and Supply Agreement

On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For the three and six months ended June 30, 2019, the Company expensed a milestone payment of nil and $1 million, respectively, to research and development. For both the three and six months ended June 30, 2018, the Company expensed a milestone payment of $0.5 million in research and development.

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, Impax entered into an agreement with AstraZeneca UK Limited ("AstraZeneca") to distribute branded products under the terms of a distribution, license, development and supply Agreement (the "AZ Agreement"). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act ("PREA") for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the "PREA Study"). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by an aggregate amount of $30 million to be received in quarterly amounts specified in the AZ Amendment beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceed the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognizes the amounts received from AstraZeneca for the PREA Study as a reduction to research and development expense.

In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $5 million and $9 million for the three and six months ended June 30, 2019, respectively, and $1 million for both the three and six months ended June 30, 2018.

Adello License and Commercialization Agreement

On October 1, 2017, Amneal and Adello Biologics, LLC ("Adello"), a related party, entered into a license and commercialization agreement. Adello granted Amneal an exclusive license, under its New Drug Application, to distribute and sell two bio-similar products in the U.S. Adello is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10-years from the respective product’s launch date. In connection with the agreement, Amneal paid an upfront amount of $2 million in October 2017 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Adello of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs. The research and development expenses for payments made to Adello during the years ended December 31, 2018 and 2017 were immaterial.

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

The following table sets forth the components of the Company's restructuring and other charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee restructuring separation charges (1)	$516	$44,465	$2,420	$44,465
Asset-related charges(2)	900	—	1,314	—
Total employee and asset-related restructuring charges	1,416	44,465	3,734	44,465
Other employee severance charges	1,419	—	5,262	—
Total restructuring and other charges	$2,835	$44,465	$8,996	$44,465

(1) Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plan at the Company's Hayward, CA and other facilities.
(2) Asset-related charges are primarily associated with the write-off of property, plant and equipment in connection with the closing of the Company's Hayward, CA facilities.

The charges related to restructuring impacted segment earnings as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Generics	$1,317	$24,797	$2,313	$24,797
Specialty	—	2,421	178	2,421
Corporate	99	17,247	1,243	17,247
Total employee and asset-related restructuring charges	$1,416	$44,465	$3,734	$44,465

The following table shows the change in the employee separation-related liability associated with the Company's restructuring programs, which is included in accounts payable and accrued expenses (in thousands):

Employee Restructuring
Balance at December 31, 2018	$22,112
Charges to income	2,420
Payments	(22,075)
Balance at June 30, 2019	$2,457

See Note 18. Subsequent Events for a discussion of a restructuring plan announced July 10, 2019.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(16,902)	$(19,104)	$(64,783)	$(19,104)

Denominator:
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding - basic and diluted	128,016	127,112	127,852	127,112

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic and diluted	$(0.13)	$(0.15)	$(0.51)	$(0.15)

The allocation of net loss to the holders of shares of Class A Common Stock and Class B-1 Common Stock began following the closing of the Combination on May 4, 2018. Therefore, loss per share is the same for the three and six months ended June 30, 2018.

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

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options(1)	8,407	6,028	8,407	6,028
Restricted stock units(1)	2,894	1,320	2,894	1,320
Performance stock units(1)	465	—	465	—
Shares of Class B Common Stock(2)	170,941	171,261	170,941	171,261

(1) Excluded from the computation of diluted loss per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the three and six months ended June 30, 2019 and 2018.

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
The Company records its valuation allowances against its deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including projected new product launches, revenue growth, and operating margins, among others.
As of June 30, 2019, the Company had approximately $392 million in net deferred tax assets ("DTAs"), which included a U.S. net DTA of $386 million and foreign net DTAs of $6 million. These DTAs include U.S. deferred taxes on the Company's investment in Amneal totaling $240 million that can be used to offset taxable income in future periods and reduce the Company's income taxes payable in those future periods. These DTAs also include net operating loss ("NOL") carryforwards which have no expiration. At this time, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow it to realize these DTAs. As such, no additional valuation allowance was recognized as of June 30, 2019. However, if the Company is unable to generate sufficient taxable income from its future operations, a substantial valuation allowance to reduce the Company's DTAs may be required, which could materially increase the Company's income tax expense in the period the valuation allowance is recognized and have a material adverse effect on its results of operations and financial condition.
In connection with the Combination, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company did not record an additional TRA liability during the three months ended June 30, 2019 as there were no exchanges during that period. The Company's TRA liability payable was $193 million as of both June 30, 2019 and December 31, 2018. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable.
For the three months ended June 30, 2019 and 2018, the Company's benefit from income taxes and effective tax rates were $6 million and 10.1% and $12 million and 4.7%, respectively. The Company’s benefit from income taxes and effective tax rate were $14 million and 7.5% and $12 million and 5.7%, for the six months ended June 30, 2019 and 2018, respectively.
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
The change in income tax benefit for the three and six months ended June 30, 2019 is also impacted by the year-over-year decline in pre-tax loss.  For the three and six months ended June 30, 2019, the decline in pre-tax loss was primarily attributable to a $204 million and $205 million, respectively, decline in acquisition, transaction-related and integration expenses as well as a $41 million and $35 million, respectively, decline in restructuring and other charges associated with severance benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is not currently under income tax audit in any jurisdiction, and it will file its first income tax returns for the period ended December 31, 2018. Impax's federal tax filings for the 2015, 2016 and 2017 tax years are currently under audit and these are the only tax years open under the IRS statue of limitations for Impax. If there were adjustments to the attributes of Impax, they could impact the carryforward losses at the Company, which is the successor in interest to Impax. The Amneal partnership was audited for the tax year ended December 31, 2015 without any adjustments to taxable income. Income tax returns are generally subject to examination for a period of 3 years in the U.S. The statute of limitations for the 2016 and 2017 tax years will, therefore, expire no earlier than 2020. However, any adjustments to the 2016 or 2017 tax years would be pre-transaction when the Company had no ownership interest in Amneal. Under the partnership income tax regulations and audit guidelines, the Company is not responsible for any hypothetical pre-transaction income tax liabilities which pass through to the owners as of the year of any potential income tax adjustment. Neither the Company nor any of its other affiliates is currently under audit for state income tax.

9. Trade Accounts Receivable, Net

Trade accounts receivable, net is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Gross accounts receivable	$1,454,294	$1,349,588

Allowance for doubtful accounts	(1,959)	(2,340)
Contract charge-backs and sales volume allowances	(790,740)	(829,596)
Cash discount allowances	(26,929)	(36,157)
Subtotal	(819,628)	(868,093)
Trade accounts receivable, net	$634,666	$481,495

Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at June 30, 2019, equal to 32%, 29%, and 22%, respectively. Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2018, equal to 30%, 28%, and 24%, respectively.

10. Inventories

Inventories, net of reserves, are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$180,188	$181,654
Work in process	38,376	54,152
Finished goods	196,063	221,413
Total inventories	$414,627	$457,219

11. Leases

The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, research and development facilities and manufacturing equipment. The Company's leases have remaining lease terms of 1 year to 25 years. Rent expense for the three and six months ended June 30, 2019 was $6 million and $12 million, respectively. Rent expense for the three and six months ended June 30, 2018 was $4 million and $5 million, respectively.

The components of total lease costs were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$4,950	$10,890

Finance lease cost:
Amortization of right-of-use assets	652	1,304
Interest on lease liabilities	1,119	2,243
Total finance lease cost	1,771	3,547

Total lease cost	$6,721	$14,437

(1) Includes variable and short-term lease costs.

Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	June 30, 2019
Operating lease right-of-use assets	$59,900
Operating lease right-of-use assets - related party	17,031
Total operating lease right-of-use assets	$76,931

Operating lease liabilities	$47,836
Operating lease liabilities - related party	14,862
Current portion of operating lease liabilities	13,313
Current portion of operating and financing lease liabilities - related party	2,258
Total operating lease liabilities	$78,269

Financing leases
Financing lease right of use assets - related party	$62,588

Financing lease liabilities - related party	$61,990
Current portion of operating and financing lease liabilities - related party	1,035
Total financing lease liabilities	$63,025

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,120	$1,870
Operating cash flows from operating leases	5,107	10,004
Financing cash flows from finance leases	247	866

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$360

The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases as of June 30, 2019.

June 30, 2019
Weighted average remaining lease term - operating leases	6 years
Weighted average remaining lease term - finance leases	23 years

Weighted average discount rate - operating leases	6.1%
Weighted average discount rate - finance leases	7.0%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Financing Leases
2019(1)	$9,990	$2,736
2020	19,826	5,474
2021	16,187	5,474
2022	12,342	5,474
2023	10,054	5,474
Thereafter	26,947	106,740
Total lease payments	95,346	131,372
Less: Imputed interest	(17,077)	(68,347)
Total	$78,269	$63,025

(1) Excludes the six months ended June 30, 2019.

As disclosed in the Company's 2018 Annual Report on Form 10-K, under the previous lease accounting standard, the table below reflects the future minimum lease payments, including reasonably assured renewals, due under non-cancelable leases and a financing obligation as of December 31, 2018 (in thousands):

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement Based on
June 30, 2019	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$43,004	$—	$43,004	$—
Liabilities
Deferred Compensation Plan liabilities (1)	$24,133	$—	$24,133	$—

December 31, 2018
Assets
Deferred Compensation Plan asset (1)	$40,101	$—	$40,101	$—
Liabilities
Deferred Compensation Plan liabilities (1)	$27,978	$—	$27,978	$—

(1) As of June 30, 2019, deferred compensation plan liabilities of $8 million and $16 million were recorded in current and non-current liabilities, respectively. As of December 31, 2018, deferred compensation plan liabilities were recorded in non-current liabilities. They are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in other long-term liabilities. The Company invests participant contributions in corporate-owned life insurance policies, for which the cash surrender value is included in other non-current assets. In July 2019, the Company surrendered corporate-owned life insurance for approximately $43 million in cash proceeds.

There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The $2.7 billion term loan under the Company’s senior credit agreement entered into on May 4, 2018 (the "Term Loan") falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at June 30, 2019 and December 31, 2018 was approximately $2.7 billion and $2.5 billion, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no non-recurring fair value measurements during the six months ended June 30, 2019 and 2018.

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

Medicaid Reimbursement Accrual

The Company is required to provide pricing information to state agencies that administer federal Medicaid programs. Certain state agencies have alleged that manufacturers have reported improper pricing information, which allegedly caused them to overpay reimbursement costs. Reserves are periodically established by the Company for any potential claims or settlements of overpayment. Although the Company intends to vigorously defend against any such claims, it had a reserve of $15 million at both June 30, 2019 and December 31, 2018. The ultimate settlement of any potential liability for such claims may be higher or lower than estimated.

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

Patent Defense Matters

Otsuka Pharmaceutical Co. Ltd. v. Amneal Pharmaceuticals LLC, et. al. (Aripiprazole)

In March 2015, Otsuka Pharmaceutical Co. Ltd. (“Otsuka”) filed suit against Amneal in the U.S. District Court for the District of New Jersey alleging patent infringement based on the filing of Amneal’s ANDA for a generic alternative to Otsuka’s Abilify® tablet product. In 2016, the District Court granted Amneal’s motion to dismiss several of the patents in suit. The Court of Appeals for the Federal Circuit affirmed the dismissal with respect to one such patent and Otsuka did not appeal the District Court’s decision with respect to the other patents. On July 12, 2019, Otsuka voluntarily dismissed without prejudice all of its claims against Amneal. The District Court entered an Order of Dismissal, and closed the case, on July 15, 2019.

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

Other Litigation Related to the Company’s Business

Opana ER® FTC Antitrust Litigation

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against Impax, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against Impax with similar allegations regarding Impax’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. Impax filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. On May 11, 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the case in its entirety. The government appealed this ruling to the FTC. On March 28, 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s initial dismissal decision. The FTC found that Impax had violated Section 5 of the FTC Act by engaging in an unfair method of competition, and accordingly entered an order enjoining Impax from entering into anticompetitive reverse patent settlements (or agreements with other generic original Opana® ER manufacturers) and requiring Impax to maintain an antitrust compliance program. On June 6, 2019, the Company filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit.

On July 12, 2019, the Company received a CID from the FTC concerning an August 2017 settlement agreement between Impax and Endo, which resolved a dispute between the parties regarding, and amended, the above-referenced June 2010 settlement agreement related to Opana® ER. The Company intends to cooperate with the FTC regarding the CID. However, no assurance can be given as to the timing or outcome of the FTC’s underlying investigation.

Opana ER® Antitrust Litigation

From June 2014 to April 2015, 14 complaints styled as class actions on behalf of direct purchasers and indirect purchasers (also known as end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) were filed against the manufacturer of the brand drug Opana ER® and Impax.

The direct purchaser plaintiffs comprise Value Drug Company and Meijer Inc. The end-payor plaintiffs comprise the Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund; Wisconsin Masons’ Health Care Fund; Massachusetts Bricklayers; Pennsylvania Employees Benefit Trust Fund; International Union of Operating Engineers, Local 138 Welfare Fund; Louisiana Health Service & Indemnity Company d/b/a Blue Cross and Blue Shield of Louisiana; Kim Mahaffay; and Plumbers & Pipefitters Local 178 Health & Welfare Trust Fund. The opt-out plaintiffs comprise Walgreen Co.; The Kroger Co.; Safeway, Inc.; HEB Grocery Company L.P.; Albertson’s LLC; Rite Aid Corporation; Rite Aid Hdqtrs. Corp.; and CVS Pharmacy, Inc.

On December 12, 2014, the United States Judicial Panel on Multidistrict Litigation (the "JPML") ordered the pending class actions transferred to the United States District Court for the Northern District of Illinois (“N.D. Ill.”) for coordinated pretrial proceedings, as In Re: Opana ER Antitrust Litigation (MDL No. 2580). (Actions subsequently filed in other jurisdictions also were transferred by the JPML to the N.D. Ill. to be coordinated or consolidated with the coordinated proceedings, and the District Court likewise has consolidated the opt-out plaintiffs’ actions with the direct purchaser class actions for pretrial purposes.)

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Discovery, including expert discovery, is ongoing. On March 25, 2019, plaintiffs filed motions for class certification and opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports are due to be filed in August 2019. No trial date has been scheduled.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiffs’ claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay, referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiffs’ claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiffs informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with plaintiffs, subject to Court approval. The amount of the settlement is not material to the Company's consolidated financial statements.

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

On April 6, 2017, the JPML ordered the consolidation of all civil actions involving allegations of antitrust conspiracies in the generic pharmaceutical industry regarding 18 generic drugs in the United States District Court for the Eastern District of Pennsylvania (“E.D. Pa.”), as In Re: Generic Pharmaceuticals Pricing Antitrust Litigation (MDL No. 2724). Consolidated class action complaints were filed on August 15, 2017 for each of the 18 drugs; Impax is named as a defendant in the 2 complaints respecting digoxin and lidocaine-prilocaine. Impax also is a defendant in the class action complaint filed with the MDL court on June 22, 2018 by certain direct purchasers of glyburide-metformin and metronidazole.

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

On May 10, 2019, the Company was named in a civil lawsuit filed by the Attorneys General of 43 States and the Commonwealth of Puerto Rico in the United States District Court for the District of Connecticut against numerous generic pharmaceutical manufacturers, as well as certain of their current or former sales and marketing executives, regarding an alleged conspiracy to fix prices and allocate or divide customers or markets for various products, including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate, and ranitidine HCL tablets, in violation of federal and state antitrust and consumer protection laws. Plaintiff States seek, among other things, unspecified monetary damages (including treble damages and civil penalties), as well as equitable relief, including disgorgement and restitution. On June 4, 2019, the JPML transferred the lawsuit to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

On July 31, 2019, the Company and Impax were served with a Praecipe to Issue Writ of Summons and Writ of Summons filed in the Philadelphia County Court of Common Pleas by 87 health insurance companies and managed health care providers, naming as defendants in the putative action the same generic pharmaceutical manufacturers and individuals named in the above-referenced State Attorneys General lawsuit (America’s 1st Choice Of South Carolina, Inc., et al., v. Actavis Elizabeth, LLC, et al., No. 190702094). However, to date, no complaint has been filed or served in this action.

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

On March 27, 2018, plaintiff American Resources Insurance Company, Inc. filed a complaint in the United States District Court for the Southern District of Alabama against Amneal, Amneal Pharmaceuticals of New York, LLC, Impax, and thirty-five other pharmaceutical company defendants. Plaintiff seeks certification of a class of insurers that since January 1, 2010, allegedly have been wrongfully required to: (i) reimburse for prescription opioids that allegedly were promoted, sold, and distributed illegally and improperly by the pharmaceutical company defendants; and (ii) incur costs for treatment of overdoses of opioid medications, misuse of those medications, or addiction to them. The complaint seeks compensatory and punitive damages, but plaintiff’s complaint does not include any allegation of specific damage amounts. On or about May 2, 2018, the case was transferred to the MDL. All activity in the case is stayed by order of the MDL court.

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

On July 9, 2018, the Muscogee (Creek) Nation filed a First Amended Complaint in its case pending in the MDL against the Company and 55 other defendants consisting of pharmaceutical companies, wholesalers, distributors, and pharmacies. Plaintiff alleges it has been damaged by the Company and the other pharmaceutical company defendants as a result of alleged improper marketing, including off-label marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications within the Nation. The case has been designated as a bellwether motion to dismiss case for the MDL, meaning it is a test case for arguments directed at the complaints filed by Indian tribes in the MDL cases. On August 31, 2018, the Company moved to dismiss the First Amended Complaint, and also joined in separate motions to dismiss filed by different defense subgroups. Plaintiff opposed these motions. Additionally, on September 28, 2018, plaintiff filed a motion to add Amneal and Amneal Pharmaceuticals of New York, LLC, and to dismiss the Company from the complaint. The Company opposed that motion, and plaintiff filed a reply on October 19, 2018. On April 1, 2019, the MDL court's designated magistrate judge issued a Report and Recommendation as to the Company’s motion to dismiss, recommending dismissal of plaintiff’s Lanham Act claims and state-law claims based on an alleged duty to correct alleged misrepresentations of brand-name manufacturers, but recommending denial of relief as to all other claims. On April 12, 2019, the magistrate judge overruled the Company’s objection to adding Amneal and Amneal Pharmaceuticals of New York, LLC, but dismissed the Company. Amneal and Amneal Pharmaceuticals of New York, LLC, filed an objection to the magistrate’s Report and Recommendation as to the Company’s motion to dismiss on April 29, 2019. On June 13, 2019, the MDL court denied the objections and subsequently ordered the defendants to file Answers to the First Amended Complaint. On July 26, 2019, Amneal and Amneal Pharmaceuticals, LLC filed their respective answers.

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

On August 24, 2018, the Tucson Medical Center filed a complaint against the Company and 18 other defendants consisting of pharmaceutical companies, distributors, and unidentified John Doe defendants, in the Superior Court of the State of Arizona, Pima County. Plaintiff alleges damages as a result of Amneal’s and the pharmaceutical company defendants’ improper marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications. Plaintiff seeks economic damages related to its purchase of opioid medications and for the costs of unreimbursed healthcare it has provided as a result of the opioid epidemic over and above ordinary healthcare services. In addition, plaintiff seeks compensatory damages, treble damages, punitive damages, awards of attorney’s fees, and abatement of the alleged public nuisance, as provided by law. On September 24, 2018, the distributor defendants removed the case to the United States District Court for the District of Arizona. Plaintiff filed a motion to remand on September 25, 2018, which the distributor defendants opposed. The Company filed a motion to dismiss on October 1, 2018. On October 8, 2018, following the Court’s denial of its remand motion, plaintiff voluntarily dismissed its Complaint without prejudice. Plaintiff re-filed its Complaint on October 9, 2018, in the Superior Court of the State of Arizona, Pima County, along with a motion to designate the case as “complex.” The distributor defendants filed a notice of removal on October 29, 2018. Plaintiff filed an Emergency Motion to Remand on October 30, 2018. On December 19, 2018, the Court granted plaintiff’s motion and remanded the case to the Superior Court of Pima County, Arizona. On February 13, 2019, the Company again filed a motion to dismiss the complaint. The defendants (including the Company) also moved for a discovery stay pending resolution of their motions to dismiss. The Court entered an order on April 8, 2019 staying discovery until the earlier of June 25, 2019 or when the Court rules on the defendants’ separate motions to dismiss. On June 12, 13, and 14, 2019, the Court held hearings on all pending motions to dismiss. Immediately prior to the hearing on Amneal’s Motion to Dismiss, plaintiff agreed to a voluntary dismissal without prejudice of Amneal, which the parties then entered on the record. The co-defendants are attempting to re-remove the case to federal court; plaintiff is attempting to amend its complaint.

On October 4, 2018, the City of Martinsville, Virginia, filed a complaint in Virginia state court, naming the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, Impax, and 45 other pharmaceutical companies and other entities as defendants. Plaintiff alleges that the defendants are liable for the economic and non-economic injuries allegedly suffered by resident doctors, health care payors, and opioid-addicted individuals, as well as for the costs incurred in addressing the opioid epidemic. Plaintiff requests an unspecified amount of damages against the defendants. The case was removed to federal court on December 13, 2018 and was conditionally transferred to the MDL on December 27, 2018. Plaintiff opposed the transfer to the MDL and moved to remand the case to Virginia state court. On February 14, 2019, the Western District of Virginia, Roanoke Division, remanded the case to the Martinsville Circuit Court in Martinsville, Virginia. Nine other Virginia municipalities have filed identical complaints naming the same defendants, but none have been served on the Company or its affiliates. The unserved Virginia cases have been removed and are in federal court, though plaintiffs have filed motions to remand and are opposing transfer of those cases to the MDL court. On April 24, 2019, the Court in Martinsville, Virginia, stayed this case until it is determined whether the other Virginia cases that were removed to federal court will be remanded, or until the parties or the court may determine whether consolidation of this case with others is possible in Virginia state court.

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

On December 3, 2018, Appalachian Regional Healthcare, Inc., filed a complaint in Kentucky state court, naming Amneal and
32 other pharmaceutical companies and other entities as defendants. Plaintiff alleges that the defendants are liable for the economic and non-economic injuries allegedly suffered by Kentucky’s hospitals and others. Plaintiff requested an unspecified amount of damages against the defendants. The case has now been removed to federal court, and responsive pleading deadlines are suspended pending remand or transfer to the MDL.

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

In March 2019, Glynn County, Georgia, requested waivers of service from the Company and Amneal in its case pending in the MDL. Plaintiff’s second amended short-form complaint, filed against Amneal and 39 other defendants consisting of pharmaceutical companies, wholesalers, retailers, and distributors, alleges damages as a result of defendants’ alleged improper marketing, fraud, including RICO violations, failure to adequately warn of the risks of opioid medications, failure to properly monitor and control diversion of opioid medications in or affecting Glynn County, negligence, public nuisance, and unjust enrichment. All activity in the case is stayed by order of the MDL court.

On March 14, 2019, the City of Concord, New Hampshire, filed a short-form amendment to its Second Amended Complaint in the MDL court adding the Company, Amneal, and Impax, to 31 other defendants, including pharmaceutical companies, corporate officers of certain brand manufacturer pharmaceutical companies, and distributors. As to the Company, Amneal, and Impax, plaintiff asserts claims for violation of the New Hampshire Consumer Protection Act, public nuisance, unjust enrichment, and violation of RICO. Plaintiff alleges that defendants are liable for economic injuries experienced by plaintiff, including unspecified restitution, civil penalties, disgorgement of unjust enrichment and attorneys’ fees, as well as for injunctive relief as to defendants’ further false or misleading statements as to opioids, and for exemplary damages. Amneal was served on April 25, 2019. All activity in the case is stayed by order of the MDL court.

On March 15, 2019, the International Union of Painters and Allied Trades, District Council No. 21 Welfare Fund, and, separately, the International Brotherhood of Electrical Workers Local 98 Health & Welfare Fund, and International Brotherhood of Electrical Workers Local 98 Sound and Communications Health and Welfare Fund, filed complaints in the Philadelphia County Common

Pleas Court, naming Amneal, Impax, Amneal Pharmaceuticals of New York, LLC, and 29 other pharmaceutical companies as defendants. In each, plaintiffs allege that the defendants are liable for economic injuries allegedly suffered by the respective funds to the extent those funds paid for long term treatment of their benefit members with opioids, and for the costs incurred in addressing the opioid epidemic. Plaintiffs request an unspecified amount of damages against the defendants. On April 17, 2019, Amneal and Amneal Pharmaceuticals of New York, LLC were served with both complaints. On May 30, 2019, the Court stayed the cases pending transfer to Delaware County, Pennsylvania, where numerous other opioid cases currently are pending. The transfer is not yet complete and, until the transfer is complete, all matters are stayed.

In March 2019, the State of New Mexico filed a Second Amended Complaint in its case pending against numerous generic drug manufacturers and distributors in the First District Court of Santa Fe County, naming as defendants Amneal and Amneal Pharmaceuticals of New York, LLC. Plaintiff seeks unspecified damages, and in junctive relief, “to eliminate the hazard to public health and safety caused by the opioid epidemic, to abate the nuisance in [the state], and to recoup State monies that have been spent” on account of defendants’ alleged “false, deceptive and unfair marketing and/or unlawful diversion of prescription opioids.” On July 17, 2019, the Amneal entities moved to dismiss for lack of personal jurisdiction and failure to state a claim upon which relief can be granted. The motions to dismiss remain pending.

In April 2019, several Virginia municipalities (the County Board of Arlington, Dinwiddie County, and Mecklenburg County) filed Complaints in their respective local circuit courts against the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax along with numerous additional generic drug manufacturers, distributors, and pharmacies. In each Complaint, plaintiffs seek unspecified damages and equitable relief, alleging that defendants were negligent and/or grossly negligent in flooding the relevant municipalities with prescription opioid medications and engaged in civil conspiracies to do so. Each case had been removed to the United States District Court for the Eastern District of Virginia, but all three since have been remanded back to Virginia state court. Responsive pleadings are not yet due.

On June 10, 2019, in their cases currently pending in the MDL, West Virginia municipal-entity plaintiffs Cabell County Commission and the City of Huntington were granted leave to file, then filed, a Joint and Third Amended Complaint naming approximately 20 additional defendants, including the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax. The plaintiff municipalities, seek unspecified actual, treble, and punitive damages and disgorgement “to eliminate the hazard to public health and safety, to abate the public nuisance caused by the opioid epidemic in the City and County and to compensate both for abatement measures undertaken or underway and damages sustained as a result of the opioid epidemic” they allege the defendants “proximately caused.” These actions have been designated “Track Two” bellwether cases by the MDL court (intended to be adjudicated following the “Track One” cases for which bellwether trials are scheduled for October 2019). On December 31, 2018, the MDL court entered an Order directing the then-parties in these Track Two actions to work with one of the MDL court's appointed Special Masters to prepare case management deadlines. On May 12, 2019, the Special Master entered an Order acknowledging that the press of issues surrounding ongoing litigation of the Track One cases had prevented both the parties and the MDL court from acting on the directives of the prior Track Two Order, and setting deadlines of June 10, 2019 for plaintiffs to amend their complaints, and June 14, 2019 for the submission of proposals for case management by the then-parties to the cases (the Amneal entities were not served with plaintiffs’ Third Amended Complaints until June 25, 2019). However, to date, none of the existing parties to the cases have filed or submitted any case management proposals to the Special Master. Accordingly, the case management aspect of these Track Two cases remains pending.

In addition to the above-referenced cases, in connection with the further extended MDL pleading amendment deadline of March 16, 2019, the Company and certain of its affiliates recently have been named in approximately 600 additional complaints filed in the MDL court and in various state and territorial courts, including by:

•
Political subdivision / municipal entity plaintiffs from the states of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Washington, West Virginia, and Wisconsin;

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

Shareholder Derivative Action

On February 22, 2017, plaintiff Ed Lippman filed a shareholder derivative complaint in the Superior Court for the State of California in the County of Alameda on behalf of Impax against former executives, a current executive, and certain current members of the board of directors alleging breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. This matter had been stayed pending the securities class action referenced above. On May 14, 2019, plaintiff stipulated to the voluntarily dismissal of his claims, and on May 17, 2019, the Court entered an Order dismissing without prejudice the entire action.

Teva v. Impax Laboratories, LLC.

On February 15, 2017, plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. ("Teva") filed a Praecipe to Issue Writ of Summons and Writ of Summons in the Philadelphia County Court of Common Pleas against Impax alleging that Impax breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin® XL (and therefore that Impax is liable to Teva for the amounts it paid to settle those litigations). Impax filed a Motion to Disqualify Teva’s counsel related to the matter, and on August 23, 2017, the trial court denied Impax's motion. Following the trial court’s order, Teva filed its complaint. On September 6, 2017, Impax appealed the trial court’s decision to the Pennsylvania Superior Court. On September 20, 2017, the Superior Court stayed the trial court action pending the outcome of Impax’s appeal. On November 2, 2018, the Superior Court affirmed the trial court’s decision. On November 16, 2018, Impax filed an application for reargument with the Superior Court, which was denied on December 28, 2018. On February 13, 2019, the Superior Court remitted the record to the trial court. On February 15, 2019, Impax filed its answer with new matter to Teva’s complaint. On February 19, 2019, the trial court issued a revised case management order providing that, absent any extensions or amendments thereto, discovery was to have closed on July 1, 2019 and the case is expected to be ready for trial by February 3, 2020. On or about March 4, 2019, Teva filed a motion for judgment on the pleadings. Impax filed its answer and brief in opposition to Teva’s motion for judgment on the pleadings on March 25, 2019. On April 4, 2019, the trial court denied Teva’s motion. On April 16, 2019, Impax filed a motion to stay the proceedings and compel Teva to arbitrate the dispute pursuant to an Indemnification Release Agreement negotiated and executed by the parties in 2012. Teva’s opposition to the motion was filed on May 7, 2019. On June 11, 2019, the trial court denied Impax’s motion. On June 24, 2019, Impax noticed its intent to appeal to the Superior Court the trial court’s denial of the motion to compel arbitration, and moved both to stay the trial court proceedings pending that appeal and for an extension of case management deadlines. On July 12, 2019, the trial court denied both motions.

California Wage and Hour Class Action

On August 3, 2017, plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against Impax alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws, and seeking, among other things, declaratory judgment, restitution of allegedly unpaid wages, and disgorgement. On October 10, 2017, Impax filed a Demurrer and Motion to Strike Class Allegations. On December 12, 2017, the Court overruled Impax’s Demurrer to Plaintiff’s individual claims. However, it struck all of plaintiff’s class allegations. On March 13, 2018, plaintiff filed her First Amended Complaint once again including the same class allegations. The Company filed a Demurrer and Motion to Strike Class Allegations on April 12, 2018. On September 20, 2018, the Court again struck plaintiff’s class allegations; plaintiff has appealed this most recent order to the California State Court of Appeal. Plaintiff filed her opening appellate brief on February 22, 2019; Impax’s brief in response was filed on April 18, 2019; plaintiff filed her reply brief on May 7, 2019; and Impax filed a surreply on May 22, 2019. The appeal has now been fully submitted on the briefs.

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements pursuant to regulations promulgated by the DEA. The Company is cooperating with this request for information and has provided relevant information responsive to the request. The Company and the U.S. Attorney for the Eastern District of New York (“E.D.N.Y.”) have entered into a tolling agreement with respect to the investigation. The material provisions of the tolling agreement provide that the investigation is ongoing, that the U.S. Attorney will not file a claim against the Company on or before December 19, 2019, and requests that the Company agree that the applicable statute(s) of limitations be tolled during the period from January 19, 2018 through December 20, 2019. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

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

On May 28, 2019, Amneal received a subpoena (the “Subpoena”) from an AUSA for the E.D.N.Y. requesting information and documents generally related to the Company’s compliance with Controlled Substances Act regulations. The Company intends to cooperate with the AUSA regarding the Subpoena. The Company and the U.S. Attorney for the E.D.N.Y. have entered into a tolling agreement with respect to the investigation. The material provisions of the tolling agreement provide that the E.D.N.Y. has made no decision as yet as to the appropriate resolution of its pending investigation, that the Company’s time to present evidence and arguments to the E.D.N.Y. concerning the investigation is extended to November 12, 2019, and that the Company agrees that the applicable statute(s) of limitations are tolled during the period from April 12, 2019 through November 12, 2019. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

14. Segment Information

The Company has two reportable segments, Generics and Specialty. Generics develops, manufactures and commercializes complex oral solids, injectables, ophthalmics, liquids, topicals, softgels, inhalation products and transdermals across a broad range of therapeutic categories. The Company's retail and institutional portfolio contains approximately 200 product families, many of which represent difficult-to-manufacture products or products that have a high barrier-to-entry, such as oncologics, anti-infectives and supportive care products for healthcare providers.

Specialty delivers proprietary medicines to the U.S. market. The Company offers a growing portfolio in core therapeutic categories including central nervous system disorders, endocrinology, parasitic infections and other therapeutic areas. The Company's specialty products are marketed through skilled specialty sales and marketing teams, who call on neurologists, movement disorder specialists, endocrinologists and primary care physicians in key markets throughout the U.S.

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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2019	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$335,064	$69,578	$—	$404,642
Cost of goods sold	263,423	32,958	—	296,381
Cost of goods sold impairment charges	3,012	—	—	3,012
Gross profit	68,629	36,620	—	105,249
Selling, general and administrative	14,379	16,150	36,752	67,281
Research and development	45,448	2,568	—	48,016
Intellectual property legal development expenses	2,511	—	—	2,511
Acquisition, transaction-related and integration expenses	987	1,366	1,166	3,519
Restructuring and other charges	418	—	2,417	2,835
Operating income (loss)	$4,886	$16,536	$(40,335)	$(18,913)

Six Months Ended June 30, 2019	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$717,541	$133,221	$—	$850,762
Cost of goods sold	542,301	63,823	—	606,124
Cost of goods sold impairment charges	56,309	—	—	56,309
Gross profit	118,931	69,398	—	188,329
Selling, general and administrative	38,527	37,477	75,713	151,717
Research and development	95,599	6,275	—	101,874
In-process research and development impairment charges	22,787	—	—	22,787
Intellectual property legal development expenses	5,632	1,045	—	6,677
Acquisition, transaction-related and integration expenses	3,584	3,250	2,717	9,551
Restructuring and other charges	2,499	178	6,319	8,996
Operating (loss) income	$(49,697)	$21,173	$(84,749)	$(113,273)

Three Months Ended June 30, 2018	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$361,770	$52,017	$—	$413,787
Cost of goods sold	211,534	23,958	—	235,492
Gross profit	150,236	28,059	—	178,295
Selling, general and administrative	19,621	13,549	22,833	56,003
Research and development	47,206	3,129	—	50,335
Intellectual property legal development expenses	4,004	43	—	4,047
Acquisition, transaction-related and integration expenses	114,622	—	92,885	207,507
Restructuring and other charges	24,797	2,421	17,247	44,465
Legal settlement gains	(3,000)	—	—	(3,000)
Operating (loss) income	$(57,014)	$8,917	$(132,965)	$(181,062)

Six Months Ended June 30, 2018	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$636,959	$52,017	$—	$688,976
Cost of goods sold	342,128	23,958	—	366,086
Gross profit	294,831	28,059	—	322,890
Selling, general and administrative	30,824	13,549	36,751	81,124
Research and development	91,415	3,129	—	94,544
Intellectual property legal development expenses	8,580	43	—	8,623
Acquisition, transaction-related and integration expenses	114,622	—	100,020	214,642
Restructuring and other charges	24,797	2,421	17,247	44,465
Legal settlement gains	(3,000)	—	—	(3,000)
Operating income (loss)	$27,593	$8,917	$(154,018)	$(117,508)

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

Kanan, LLC

Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for both of the three months ended June 30, 2019 and 2018 was $0.5 million. Rent expense paid to the related party for both of the six months ended June 30, 2019 and 2018 was $1 million.

Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the three and six months ended June 30, 2019 was $1 million and $1.4 million, respectively (none in 2018). At June 30, 2019, receivables of approximately $1 million were due from the related party for research and development related services.

Industrial Real Estate Holdings NY, LLC

Industrial Real Estate Holdings NY, LLC ("IRE") is an independent real estate management entity which, among other activities, is the landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. The lease expires in March 2021. Rent expense paid to the related party for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.2 million, respectively. Rent expense paid for the related party for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.5 million, respectively.

Kashiv BioSciences LLC

Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b) (2) NDA products. Amneal has various business agreements with Kashiv.

In May 2013, Amneal entered into a sublease agreement with Kashiv for a portion of one of its research and development facilities. The sublease automatically renews annually if not terminated and has an annual base rent of $2 million. On January 15, 2018, Amneal and Kashiv entered into an Assignment and Assumption of Lease Agreement. The lease was assigned to Kashiv, and Amneal was relieved of all obligations. Rental income from the related party sublease for the three months ended June 30, 2019 was less than $0.1 million (none in 2018). Rental income from the related party sublease for the six months ending June 30, 2019 and 2018 was less than $0.1 million and $0.4 million, respectively.

Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the three and six month period ended June 30, 2019 was $2 million and $3 million, respectively (none in 2018). Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the three months ended June 30, 2019 and 2018 was $0.7 million and $2 million, respectively. The total profit share paid to Kashiv for the six months ended June 30, 2019 and 2018 was $1 million and $2 million, respectively. At June 30, 2019 and December 31, 2018 payables of approximately $3 million and $0.8 million, respectively, were due to the related party for royalty-related transactions.

In June 2017, Amneal and Kashiv entered a product acquisition and royalty stream purchase agreement. The aggregate purchase price was $25 million on the closing, which has been paid, plus two potential future $5 million earn outs related to the Estradiol Product. The contingent earn outs were to be recorded in the period in which they are earned. The first and second $5 million earn outs were recognized in March 2018 and June 2018, respectively, as an increase to the cost of the Estradiol product intangible asset and amortized on a straight-line basis over the remaining life of the Estradiol intangible asset. The first earn out was paid in July 2018 and the second earn out was paid in September 2018.

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

Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the IP and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with JSP. Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met. At June 30, 2019, the Company recorded a $2 million payable to the related party and the cost was recognized as R&D expense to compensate Kashiv for costs incurred to develop the product.

Adello Biologics, LLC

Adello is an independent clinical stage company engaged in the development of biosimilar pharmaceutical products. Amneal and Adello are parties to a master services agreement pursuant to which, from time to time, Amneal provides human resources and product quality assurance services on behalf of Adello. The parties are also party to a license agreement for parking spaces in Piscataway, NJ. The total amount of income received from Adello from these agreements was less than $0.1 million for both the three and six months ended June 30, 2019. The total amount of net expense paid to Adello from these agreements for both the three months and six ended and June 30, 2018 was less than $0.1 million.

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

In October 2017, Amneal purchased a building from Adello in Ireland to further support its inhalation dosage form. Amneal issued a promissory note for 13 million euros ($15 million based on exchange rate as of December 31, 2017) which accrues interest at a rate of 2% per annum, due on or before July 1, 2019. The promissory note was paid in full in the second quarter of 2018. Refer to Note 5. Alliance and Collaboration for further information on collaboration agreements with Adello.

PharmaSophia, LLC

PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively. The total amount of income earned from these agreements for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.2 million, respectively. At June 30, 2019 and December 31, 2018 receivables of $0.7 million and $0.1 million, respectively, were due from the related party.

Gemini Laboratories, LLC

Prior to the Company's acquisition of Gemini in May 2018, Amneal and Gemini were parties to various agreements. Total gross profit earned from the sale of inventory to Gemini for the three and six months ended June 30, 2018 was nil and $0.1 million. The total profit share paid by Gemini for the three and six months ended June 30, 2018 was $0.8 million and $5 million, respectively.

Fosun International Limited

Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of 8 products upon the first commercial sale of each in China in addition to a supply price and a profit share. For the three and six months ended June 30, 2019, the Company has not recognized any revenue from this agreement.

Tax Distributions

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 19. Stockholders' Equity/ Members' Deficit contained in the Company's 2018 Annual Report on Form 10-K.

Non-Controlling Interests

During December 2018, the Company acquired the non-controlling interests in one of Amneal's non-public subsidiaries for approximately $3 million. As of December 31, 2018, the Company recorded a $3 million related party payable for this transaction which was paid in full as of June 30, 2019.

16. Goodwill and Intangible Assets

The changes in goodwill for the six months ended June 30, 2019 and for the year ended December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Balance, beginning of period	$426,226	$26,444
Impax acquisition adjustment	(1,255)	—
Goodwill acquired during the period	—	401,488
Goodwill divested during the period	(5,175)	—
Currency translation	221	(1,706)
Balance, end of period	$420,017	$426,226

As of June 30, 2019, $361 million and $59 million of goodwill was allocated to the Specialty and Generics segment, respectively. As of December 31, 2018, $360 million and $66 million of goodwill was allocated to the Specialty and Generics segment, respectively. For the six months ended June 30, 2019, goodwill divested was associated with the sale of the Company's operations in the United Kingdom and Germany. For the year ended December 31, 2018, goodwill acquired was associated with the Impax and Gemini acquisitions. Refer to Note 3. Acquisitions and Divestitures for additional information about the acquisition of Impax and the divestiture of the Company's operations in the United Kingdom and Germany.

Intangible assets at June 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	June 30, 2019				December 31, 2018
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	11.0	$1,265,150	$(142,704)	$1,122,446	$1,282,011	$(88,081)	$1,193,930
Customer relationships		—	—	—	7,005	(1,955)	5,050
Other intangible assets	10.5	3,000	(900)	2,100	5,620	(1,561)	4,059
Total		$1,268,150	$(143,604)	$1,124,546	$1,294,636	$(91,597)	$1,203,039
In-process research and development		428,784	—	428,784	451,930	—	451,930
Total intangible assets		$1,696,934	$(143,604)	$1,553,330	$1,746,566	$(91,597)	$1,654,969

The Company evaluated assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. For the three months ended June 30, 2019, the Company recognized a total of $3 million of intangible asset impairment charges, which was recognized in cost of goods sold. For the six months ended June 30, 2019, the Company recognized a total of $79 million of intangible asset impairment charges, of which $56 million was recognized in cost of goods sold and $23 million was recognized in research and development expense. The impairment charges primarily related to four products, two of which are currently marketed products and two of which are IPR&D products, all acquired as part of the Combination. For the currently marketed products, the impairment charges were the result of significant price erosion during the first quarter of 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows. For the other IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product.

During the six months ended June 30, 2019, the Company recognized a $50 million product rights intangible asset for the exclusive rights to sell Levothyroxine in the U.S. market under a license and supply agreement with JSP. Refer to Note 5. Alliance and Collaboration for additional information.

For the six months ended June 30, 2019, included in the Company's divested United Kingdom operations were a net customer relationship intangible asset and a net trade name intangible asset of $5 million and $2 million, respectively. Refer to Note 3. Acquisitions and Divestitures for additional information.

Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization	$34,796	$16,694	$65,759	$18,454

The following table presents future amortization expense for the next five years and thereafter, excluding $429 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2019	$76,018
2020	143,075
2021	142,600
2022	132,283
2023	129,564
2024	127,844
Thereafter	373,162
Total	$1,124,546

17. Acquisition, Transaction-Related and Integration Expenses

The following table sets forth the components of the Company’s acquisition, transaction-related and integration expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition, transaction-related and integration expenses(1)	$3,519	$21,008	$9,551	$28,143
Profit participation units(2)	—	158,757	—	158,757
Transaction-related bonus(3)	—	27,742	—	27,742
Total	$3,519	$207,507	$9,551	$214,642

(1) Acquisition, transaction-related and integration expenses include professional service fees (e.g. legal, investment banking and accounting), information technology systems conversions, and contract termination/renegotiation costs. These costs for the three and six months ended June 30, 2019 consists of integration costs.
(2) Profit participation units expense relates to the accelerated vesting of certain of Amneal's profit participation units that occurred prior to the Closing of the Combination for current and former employees of Amneal for service prior to the Combination (see additional information in the paragraph below and Note 19. Stockholders' Equity/ Members' Deficit in the Company's 2018 Annual Report on Form 10-K).
(3) Transaction-related bonus is a cash bonus that was funded by Holdings for employees of Amneal for service prior to the closing of the Combination (see additional information in Note 19. Stockholders' Equity/ Members' Deficit in the Company's 2018 Annual Report on Form 10-K).

Accelerated Vesting of Profit Participation Units

Amneal’s historical capital structure included several classifications of membership and profit participation units. During the second quarter of 2018, the board of managers of Amneal Pharmaceuticals LLC approved a discretionary modification to certain profit participation units concurrent with the Combination that immediately caused the vesting of all profit participation units that were previously issued to certain current or former employees for service prior to the Combination. The modification entitled the holders to 6,886,140 shares of Class A Common Stock with a fair value of $126 million on the date of the Combination and $33 million of cash. The cash and shares were distributed by Holdings with no additional shares issued by the Company. As a result of this transaction, the Company recorded a charge in acquisition, transaction-related and integration expenses and a corresponding capital contribution of $159 million for the three and six months ended June 30, 2018.

18. Subsequent Events

Restructuring Plan

On July 10, 2019, the Company announced a plan to restructure its operations that is intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan, the Company expects to reduce its headcount by approximately 550, primarily by closing its manufacturing facility located in Hauppauge, NY and its packaging facility located East Hanover, New Jersey. As a result of the restructuring plan, the Company estimates that it will incur a pre-tax restructuring charge of approximately $10 to $12 million of cash expenditures related to severance benefits. Other cash expenditures associated with this restructuring plan, including decommissioning and dismantling the sites and other third party costs cannot be estimated at this time.

Departure of Officers and Directors

On August 5, 2019, the Company announced that President and Chief Executive Officer Robert A. Stewart was leaving the Company and resigning as a director, effective immediately, and would be replaced by Amneal’s co-founders Chirag Patel, who will serve as President and Co-Chief Executive Officer, and Chintu Patel, who will serve as Co-Chief Executive Officer.  Each of Chirag Patel and Chintu Patel is a member of the Amneal Group. In connection with this transition, among other changes to the Company's board of directors, Executive Chairman Paul M. Bisaro also resigned from the Company and the board and was replaced on the board by Paul Meister, who will serve as non-executive Chairman of the Board.

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

The following discussion and analysis for the three and six months ended June 30, 2019 should be read in conjunction with the consolidated financial statements and related notes of thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

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
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2018 Annual Report on Form 10-K.
As of the end of the second quarter 2019, our Generics segment experienced both industry-wide and company-specific challenges that resulted in our financial performance falling short of our expectations since the beginning of the year. Such challenges include increased competition on certain key generic products, the uncertainty of supply of epinephrine auto-injector (generic Adrenaclick®) from our third-party supplier, and delays in key product approvals and launches, including generic NuvaRing®. We expect these challenges and others to persist at least for the remainder of 2019.
To address these challenges, we have, among other things, conducted an in depth, company wide review of our organizational structures, operational budgets, current and future capital projects and existing capability and infrastructure alignments, resulting in the comprehensive restructuring plan we announced in July 2019. The restructuring plan is designed to reduce costs, optimize our organizational and manufacturing infrastructure, which we expect to reduce costs by approximately $50 million per year once the plan has been executed. For additional information, refer to Note 18, Subsequent Events, to the unaudited financial statements in Part I, Item 1 of this report.
Our current year results continue to be impacted by our Combination with Impax as a result of our continued actions to adjust our operations and cost structure. The historical financial results of the Company for the periods prior the May 4, 2018 closing of the Combination are the historical financial results of Amneal, and thus the current period results, and balances, may not be comparable to prior years as the current year includes the results of Impax from May 4, 2018.

Results of Operations

The following table sets forth our summarized, consolidated results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$404,642	$413,787	$850,762	$688,976
Cost of goods sold	296,381	235,492	606,124	366,086
Cost of goods sold impairment charges	3,012	—	56,309	—
Gross profit	105,249	178,295	188,329	322,890
Selling, general and administrative	67,281	56,003	151,717	81,124
Research and development	48,016	50,335	101,874	94,544
In-process research and development impairment charges	—	—	22,787	—
Intellectual property legal development expenses	2,511	4,047	6,677	8,623
Acquisition, transaction-related and integration expenses	3,519	207,507	9,551	214,642
Legal settlement gains	—	(3,000)	—	(3,000)
Restructuring and other charges	2,835	44,465	8,996	44,465
Operating loss	(18,913)	(181,062)	(113,273)	(117,508)
Total other expense, net	(37,314)	(81,444)	(76,134)	(92,982)
Loss before income taxes	(56,227)	(262,506)	(189,407)	(210,490)
Benefit from income taxes	(5,701)	(12,416)	(14,129)	(12,052)
Net loss	$(50,526)	$(250,090)	$(175,278)	$(198,438)

Net Revenue

Net revenue for the three months ended June 30, 2019 decreased by 2%, or $9 million, to $405 million compared to $414 million for the three months ended June 30, 2018. The decrease is primarily attributable to price and volume erosion of $114 million mainly in our Generics segment, $11 million in divestitures of our international businesses and the loss of exclusivity on Albenza in our Specialty segment which were partially offset by $58 million from the timing of the Combination and the acquisition of Gemini Laboratories, LLC ("Gemini"), a $46 million contribution from Levothyroxine sodium tablets ("Levothyroxine") which launched in Q4 2018, and $12 million from new product launches in our Generics segment.

Net revenue for the six months ended June 30, 2019 increased by 23%, or $162 million, to $851 million compared to $689 million for the six months ended June 30, 2018. The increase over the prior year period is primarily attributable to a $211 million timing impact from the Combination and the acquisition of Gemini, a $95 million contribution from Levothyroxine, and $17 million from new product launches in our Generics segment which were partially offset by price and volume erosion of $147 million mainly in our Generics segment, the loss of exclusivity on Albenza in our Specialty segment and $15 million from the divestitures of our international businesses in the UK and Germany.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 27%, or $64 million, to $299 million for the three months ended June 30, 2019 as compared to $235 million for the three months ended June 30, 2018. The increase in cost of goods sold was primarily attributable to the timing of the Combination and Gemini acquisition and $20 million in inventory charges in our Generics segment. Cost of goods sold also increased over the prior year period due to incremental expenses related to the Combination, including amortization of intangible assets of $18 million, site closure costs of $7 million and royalties of $3 million.

Accordingly, gross profit for the three months ended June 30, 2019 was $105 million (26% of total revenues) as compared to gross profit of $178 million (43% of total revenues) for the three months ended June 30, 2018. Our gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the price and volume erosion in the Generics segment and our inventory charges.

Cost of goods sold, including impairment charges, increased 81%, or $296 million, to $662 million for the six months ended June 30, 2019 as compared to $366 million for the six months ended June 30, 2018. The increase in cost of goods sold was primarily attributable to higher product sales due to the Combination and Gemini acquisition, $56 million in intangible impairment in our Generics segment, $36 million of expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett"), $33 million of inventory charges in our Generics segment and incremental expenses related to the Combination and the acquisition of Gemini, including amortization of intangible assets of $48 million and royalties of $19 million.

Accordingly, gross profit for the six months ended June 30, 2019 was $188 million (22% of total revenues) as compared to gross profit of $323 million (47% of total revenues) for the six months ended June 30, 2018. Our gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the impairment charges, increased inventory related charges, and price erosion in our Generics segment as well as other factors described above.

Selling, General, and Administrative

Selling, general, and administrative ("SG&A") expenses for the three months ended June 30, 2019 were $67 million, as compared to $56 million for the three months ended June 30, 2018. The $11 million increase from the prior period was primarily due to the timing of the Combination and Gemini acquisition, including selling expenses associated with our Specialty segment, stock-based compensation and higher Corporate functions spend including public company costs that did not exist prior to the Combination. These increases were partially offset by post-merger operating synergies.

SG&A expenses for the six months ended June 30, 2019 were $152 million, as compared to $81 million for the six months ended June 30, 2018. The $71 million increase from the prior year was primarily due to the timing of the Combination and Gemini acquisition, including selling expenses associated with our Specialty segment, stock-based compensation and higher Corporate functions spend including public company costs that did not exist prior to the Combination. These increases were partially offset by post-merger operating synergies.

Research and Development

Research and development expenses remained relatively consistent for the three months ended June 30, 2019 and 2018 at $48 million and $50 million, respectively.

Research and development expenses for the six months ended June 30, 2019 were $102 million, as compared to $95 million for the six months ended June 30, 2018. The $7 million increase compared to the prior year is primarily attributable to the timing of the Combination and increased milestone payments in our Generics segment.

In-Process Research and Development Impairment Charges

There were no in-process research and development ("IPR&D") impairment charges for the three months ended June 30, 2019 and 2018.

We recognized IPR&D impairment charges of $23 million for the six months ended June 30, 2019. The charges are primarily associated with two products in our Generics segment that were acquired as part of the Combination. There were no IPR&D impairment charges for the six months ended June 30, 2018.

Intellectual Property Legal Development Expense

Intellectual property legal development expenses for the three months ended June 30, 2019 was $3 million as compared to $4 million for the three months ended June 30, 2018. Intellectual property legal development expenses for the six months ended June 30, 2019 was $7 million as compared to $9 million for the six months ended June 30, 2018. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Legal Settlement Gains

There were no legal settlement gains for the three and six months ended June 30, 2019.

Legal settlement gains of $3 million for the three and six months ended June 30, 2018 were primarily related to settlements with several innovators of branded pharmaceutical products.

Acquisition, Transaction-Related and Integration Expenses

We recognized approximately $4 million of acquisition, transaction-related and integration expenses for the three months ended June 30, 2019 as compared to $208 million for the three months ended June 30, 2018. We recognized approximately $10 million of acquisition, transaction-related and integration expenses for the six months ended June 30, 2019 as compared to $215 million for the six months ended June 30, 2018.

Expenses for the three and six months ended June 30, 2019 were related to the ongoing integration and site closure expenses associated with Impax and Gemini. During the prior year period, expenses were primarily for transaction-related costs associated with pre-Combination activities.

Restructuring and Other Charges

We recorded $3 million of restructuring and other charges for the three months ended June 30, 2019, which consisted of employee restructuring separation charges of approximately $1 million for severance provided pursuant to our severance programs for employees at our Hayward, California facility and other facilities and approximately $2 million of other employee severance charges. The restructuring and other charges for the three months ended June 30, 2018 were $44 million, which was primarily associated with a reduction in workforce resulting from the Combination.

We recorded $9 million of restructuring and other charges for the six months ended June 30, 2019, which consisted of employee restructuring separation charges of approximately $4 million for severance provided pursuant to our severance programs for employees at our Hayward, California facility and other facilities and $5 million of other employee severance charges. The restructuring and other charges for the six months ended June 30, 2018 were $44 million, which were primarily associated with a reduction in workforce resulting from the Combination.

Total Other Expense, Net

Total other expense, net was $37 million for the quarter ended June 30, 2019, as compared to $81 million for the quarter ended June 30, 2018. The decrease of $44 million was primarily attributable to a $34 million benefit from the change in foreign exchange rates, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans and a $20 million decline in loss from extinguishment of debt, partially offset by $7 million of additional interest expense associated with an increase in long-term debt related to the Combination and the acquisition of Gemini and a $2 million loss recognized on sale of our operations in the Germany.

Total other expense, net was $76 million for the six months ended June 30, 2019, as compared to $93 million for the six months ended June 30, 2018. The decrease of $17 million was primarily attributable to a $20 million benefit from the change in foreign exchange rates, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans and a $20 million decline in loss from extinguishment of debt, and a net $7 million gain recognized from the sale of our operations in the UK and Germany partially offset by $30 million of additional interest expense associated with an increase in long-term debt related to the Combination and the acquisition of Gemini.

Benefit From Income Taxes

The benefit from income taxes was $6 million for the three months ended June 30, 2019 as compared to the benefit from income taxes of $12 million for the period ended June 30, 2018. The benefit from income taxes was $14 million for the six months ended June 30, 2019, as compared to the benefit from income taxes of $12 million for the six months ended June 30, 2018. Prior to the Combination, as a limited liability company, income taxes were only provided for the international subsidiaries as all domestic taxes flowed to the members. Subsequent to May 4, 2018, domestic income taxes were also provided for our allocable share of income or losses from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates. The decrease in income tax benefit is also associated with the year-over-year decline in pre-tax loss.

The change in income tax benefit for the three and six months ended June 30, 2019 is also impacted by the year-over-year decline in pre-tax loss.  For the three and six months ended June 30, 2019, the decline in pre-tax loss was primarily attributable to a $204 million and $205 million, respectively, decline in acquisition, transaction-related and integration expenses as well as $41 million and $35 million, respectively, decline in restructuring and other charges associated with severance benefits.

Net Loss

We recognized a net loss for the three months ended June 30, 2019 of $51 million as compared to net loss of $250 million for the three months ended June 30, 2018. The year over year decrease of $199 million is primarily attributable to a $204 million decline in acquisition, transaction related and integration expenses associated with the Combination and Gemini acquisition, a $41 million decline in restructuring and other charges, a $34 million benefit from the change in foreign exchange rates, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans and a $20 million decline in loss from extinguishment of debt. These decreases were partially offset by incremental cost of goods sold and selling, general and administrative expenses primarily related to the Combination and acquisition of Gemini.

We recognized a net loss for the six months ended June 30, 2019 of $175 million as compared to net loss of $198 million for the six months ended June 30, 2018. The year over year decrease of $23 million is primarily attributable to a $205 million decline in acquisition, transaction related and integration expenses associated with the Combination and Gemini acquisition, a $36 million decline in restructuring and other charges, a $20 million benefit from the change in foreign exchange rates, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans and a $20 million decline in loss on extinguishment of debt. These decreases were partially offset by $79 million of intangible asset impairment charges and incremental expenses related to the Combination and acquisition of Gemini.

Generics

The following table sets forth results of operations for our Generics segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$335,064	$361,770	$717,541	$636,959
Cost of goods sold	263,423	211,534	542,301	342,128
Cost of goods sold impairment charges	3,012	—	56,309	—
Gross profit	68,629	150,236	118,931	294,831
Selling, general and administrative	14,379	19,621	38,527	30,824
Research and development	45,448	47,206	95,599	91,415
In-process research and development impairment charges	—	—	22,787	—
Intellectual property legal development expenses	2,511	4,004	5,632	8,580
Legal settlement gains	—	(3,000)	—	(3,000)
Other operating expenses	1,405	139,419	6,083	139,419
Operating income (loss)	$4,886	$(57,014)	$(49,697)	$27,593

Net Revenue

Generics net revenue was $335 million for the three months ended June 30, 2019, a decrease of $27 million or 7% when compared with the same period in 2018. Volume and pricing erosion of $105 million in our existing business as well as a $11 million decline in international revenues from divestitures were partially offset by $46 million in sales of Levothyroxine which launched in Q4 2018, a $32 million impact from the timing of the Combination and $12 million from new product launches. Favorable volume growth increased sales in Levothyroxine, Abiraterone Acetate, Chlorpromazine HCI, Guanfacine and Hydroxyprogesterone Caproate Injection, which were partially offset by price and volume declines in sales of Yuvafem, Diclofenac Gel and Aspirin Dipyridamole ER Capsules.

Generics net revenue was $718 million for the six months ended June 30, 2019, an increase of $81 million or 13% when compared with the same period in 2018. The year over year increase was primarily driven by a $113 million impact from the timing of the Combination, $95 million in sales of Levothyroxine, and $17 million from new product launches partially offset by price and volume declines of $129 million in our existing business primarily in Oseltamavir, Yuvafem, Diclofenac Gel (price only) and Aspirin Dipyridamole ER Capsules and a $15 million decline in international revenues from divestitures.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold, including impairment charges, for the three months ended June 30, 2019 was $266 million, an increase of 26% or $55 million compared to the three months ended June 30, 2018. The year over year increase is primarily associated with sales of Impax products added to portfolio with the Combination and $20 million in inventory charges. Cost of goods sold also increased over the prior year period due to $3 million of impairment charges as well as incremental expenses related to the Combination, including amortization of intangible assets of $9 million and site closure costs of $7 million.

Generics gross profit for the three months ended June 30, 2019 was $69 million (20% of total revenues) as compared to gross profit of $150 million (42% of total revenues) for the three months ended June 30, 2018. Our Generics gross profit as a percentage of sales declined compared to the prior year period primarily as a result of a price erosion and inventory related charges in addition to the other factors noted above.

Generics cost of goods sold, including impairment charges, for the six months ended June 30, 2019 was $599 million, an increase of 75% or $256 million compared to the six months ended June 30, 2018. The year over year increase is primarily associated with sales of Impax products added to portfolio with the Combination, $56 million in impairment charges primarily associated with two marketed products acquired as part of the Combination and $33 million in inventory charges. The impairment charge was the result of significant price erosion during the first quarter of 2019, due to new competition entering the market, resulting in significantly lower expected future cash flows from these products. Cost of goods sold was also unfavorably impacted by $36 million of expenses related to the Levothyroxine transition agreement with Lannett and incremental expenses related to the Combination, including amortization of intangible assets of $18 million, site closure costs of $16 million, and royalties of $12 million.

Generics gross profit for the six months ended June 30, 2019 was $119 million (17% of total revenue) as compared to gross profit of $295 million (46% of total revenue) for the six months ended June 30, 2018. Our Generics gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the $56 million impairment charge, price erosion and other factors described above.

Selling, General, and Administrative

Generics SG&A expenses for the three months ended June 30, 2019 were $14 million, as compared to $20 million for the three months ended June 30, 2018. The $6 million decrease from the prior period was primarily due to post Combination operating synergies and the divesting our UK and Germany businesses.

Generics SG&A expense for the six months ended June 30, 2019 were $39 million, as compared to $31 million for the six months ended June 30, 2018. The $8 million increase from the prior year period was primarily due to the timing of the Combination partially offset by post Combination operating synergies and the divesting of our UK and Germany businesses.

Research and Development

Generics research and development expenses remained relatively consistent for the three months ended June 30, 2019 and 2018 were $45 million and $47 million, respectively.

Generics research and development expenses for the six months ended June 30, 2019 were $96 million, as compared to $91 million for the six months ended June 30, 2018. The $5 million increase is primarily attributable to the timing of the Combination.

In-Process Research and Development Impairment Charges

There were no IPR&D impairment charges for the three months ended June 30, 2019.

For the six months ended June 30, 2019, we recognized IPR&D impairment charges of $23 million associated with two IPR&D products in the Generics segment. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower expected future cash flows from this product. For the other IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product.

There were no IPR&D charges for the three and six months ended June 30, 2018.

Intellectual Property Legal Development Expenses

Generics intellectual property legal development expenses for the three months ended June 30, 2019 were $3 million as compared to $4 million for the prior year period. Generics intellectual property legal development expenses for the six months ended June 30, 2019 were $6 million as compared to $9 million for the prior year period. For both the three and six month periods, these costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Legal Settlement Gains

There were no legal settlement gains for the three and six months ended June 30, 2019.

Legal settlement gains of $3 million for the three and six months ended June 30, 2018 were primarily related to settlements with several innovators of branded pharmaceutical products.

Other Expenses

For the three and six months ended June 30, 2019, we recorded other expenses of $1 million and $7 million, respectively. For both the three and six months ended June 30, 2018, we recorded other expenses of $139 million. For the three and six month periods, these charges were primarily attributable to integration, site closure, and restructuring expenses associated with the Combination.

Specialty

The following table sets forth results of operations for our Specialty segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$69,578	$52,017	$133,221	$52,017
Cost of goods sold	32,958	23,958	63,823	23,958
Gross profit	36,620	28,059	69,398	28,059
Selling, general and administrative	16,150	13,549	37,477	13,549
Research and development	2,568	3,129	6,275	3,129
Intellectual property legal development expenses	—	43	1,045	43
Other operating expenses	1,366	2,421	3,428	2,421
Operating income	$16,536	$8,917	$21,173	$8,917

Our Specialty segment is comprised of the Impax Specialty business acquired on May 4, 2018 and the Gemini business acquired on May 7, 2018. Prior to these two transactions, we did not have a Specialty segment. Refer to Note 3. Acquisitions and Divestitures in our 2018 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for further information related to these two transactions.

Net Revenue

Specialty net revenue for the three months ended June 30, 2019 was $70 million, an increase of 34% or $18 million compared to the three months ended June 30, 2018. The increase from the prior year period was primarily due to a $26 million timing impact from the Combination and Gemini acquisition, which was partially offset by a $8 million decline in our existing business primarily associated with the loss of exclusivity on Albenza.

Specialty net revenue for the six months ended June 30, 2019 was $133 million, an increase of 156% or $81 million compared to the six months ended June 30, 2018. The increase from the prior year period was primarily due to a $99 million timing impact from the Combination and Gemini acquisition, which was partially offset by a $18 million decline in our existing business primarily associated with the loss of exclusivity on Albenza.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended June 30, 2019 was $33 million, an increase of 38% or $9 million compared to the three months ended June 30, 2018. The increase from the prior year period was primarily due to increased volume associated with the timing of the Combination and Gemini acquisition, partially offset by the loss of exclusivity on Albenza.

Accordingly, Specialty gross profit for the three months ended June 30, 2019 was $37 million (53% of total revenues) as compared to gross profit of $28 million (54% of total revenues) for the three months ended June 30, 2018.

Specialty cost of goods sold for the six months ended June 30, 2019 was $64 million, an increase of 166% or $40 million compared to the six months ended June 30, 2018. The increase from the prior year period was primarily due to increased volume associated with the timing of the Combination and Gemini acquisition, partially offset by the loss of exclusivity on Albenza.

Accordingly, Specialty gross profit for the six months ended June 30, 2019 was $69 million (52% of total revenue) as compared to gross profit of $28 million (54% of total revenue) for the six months ended June 30, 2018.

Selling, General, and Administrative

Specialty SG&A expenses for the three months ended June 30, 2019 were $16 million, as compared to $14 million for the three months ended June 30, 2018. The $2 million increase from the prior period was primarily due to the timing of the Combination and Gemini acquisition, partially offset by operating post-Combination operating synergies.

Specialty SG&A expense for the six months ended June 30, 2019 were $37 million, as compared to $14 million for the six months ended June 30, 2018. The $23 million increase from the prior period was primarily due to the timing of the Combination partially offset by operating post-Combination operating synergies.

Research and Development

Specialty research and development expenses remained consistent for the three month period ended June 30, 2019 at $3 million when compared to the prior year period.

Specialty research and development expenses for the six months ended June 30, 2019 were $6 million, as compared to $3 million for the six months ended June 30, 2018. The $3 million increase from the prior year period was primarily due to clinical costs associated with our bio studies.

Other Expenses

For the three months ended June 30, 2019, we recognized other operating expenses of $1 million in the Specialty segment compared to $2 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, we recognized other operating expenses of $3 million in the Specialty segment compared to $2 million for the six months ended June 30, 2018. For the three and six month periods, these expenses were primarily attributable to acquisition, site closure and integration expenses associated with the Combination.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $489 million of available additional capacity on our asset backed revolving credit facility ("ABL"). We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions and demand for our products, which are factors that may be out of our control.

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

In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement.  For the three and six months ended June 30, 2019, Amneal made an aggregate of nil and $13 million, respectively, in tax distributions to Holdings. The amount due to Holdings as of June 30, 2019 is immaterial.

At June 30, 2019, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by:
Operating activities	$(87,316)	$(71,550)
Investing activities	(44,795)	(360,924)
Financing activities	(30,939)	423,995
Effect of exchange rate changes on cash	1,293	(853)
Net decrease in cash, cash equivalents, and restricted cash	$(161,757)	$(9,332)

Cash Flows from Operating Activities

Net cash used in operating activities was $87 million for the six months ended June 30, 2019 compared to net cash used in operating activities of $72 million for the six months ended June 30, 2018. The change was primarily attributed to unfavorable timing of collections of trade accounts receivable, increased interest due to additional debt of the combined company, an unfavorable impact from accounts payable and accrued expenses as a result of the timing of cash disbursements and an increase in payments primarily associated with severance charges partially offset by decreased transaction and integration costs.

Cash Flows from Investing Activities

The decrease in cash used in investing activities of $316 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily related to a decrease in cash paid for acquisitions and an increase in the proceeds received on the sale of international businesses.

Cash Flows from Financing Activities

The decrease in cash (used in) provided by financing activities of $455 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a decrease in net proceeds from our Term Loan and an increase in tax distributions to non-controlling interests partially offset by a decrease in distributions to members.

UK Divestiture

On March 30, 2019, Amneal sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for net cash consideration of approximately $32 million which was received in April 2019.

Germany Divestiture

On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary ("ADG"), which compromised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019.

Commitments and Contractual Obligations

The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2018 Annual Report on Form 10-K. We include herein certain updates to those obligations. The $50 million Levothyroxine license and supply contract liability outstanding at March 31, 2019 was paid in April 2019.

Levothyroxine License and Supply Agreement; Transition Agreement

On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for Levothyroxine. This agreement designated the Company as JSP's exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Under this license and supply agreement with JSP, the Company accrued the up-front license payment of $50 million on March 22, 2019, which was paid in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.

On November 9, 2018, the Company entered into a transition agreement ("Transition Agreement") with Lannett and JSP. Under the terms of the Transition Agreement, the Company assumed the distribution and marketing of Levothyroxine from Lannett beginning December 1, 2018 through March 22, 2019, ahead of the commencement date of the license and supply agreement with JSP described above.

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the three months ended June 30, 2019 and the year ended December 31, 2018, $37 million and $10 million, respectively, were expensed to cost of goods sold, as the Company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Outstanding Debt Obligations

Term Loan and Revolving Credit Agreements

On May 4, 2018 we entered into a senior credit agreement that provided the Term Loan with a principal amount of $2.7 billion and the ABL under which loans and letters of credit up to a principal amount of $500 million are available (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% or the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at June 30, 2019. The ABL bears an annual interest rate of one-month LIBOR plus 1.5% at June 30, 2019 and matures on May 4, 2023. As of June 30, 2019, the annual interest rate for the ABL may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At June 30, 2019, we had no outstanding borrowings under the ABL.

The proceeds of any loans made under the Senior Secured Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the ABL at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At June 30, 2019, the ABL commitment fee rate is 0.375% per annum.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The ABL also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At June 30, 2019, Amneal was in compliance with all covenants under the Senior Secured Credit Facilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. Other than as set forth below, there have been no material changes to the disclosure presented in our 2018 Annual Report on Form 10-K.

Impairment of Goodwill

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. We adopted ASU 2017-04 as of April 1, 2019 on a prospective basis and have updated our critical accounting policy accordingly.

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

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by us may include, but are not limited to, general economic conditions, our outlook, market performance of our industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, we determine the fair value of the reporting unit using a discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, we recognize a goodwill impairment charge for the reporting unit equal to the lesser of (i)

the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.

Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reportable segments, Generics and Specialty, which are the same as the respective operating segments and reporting units. As of June 30, 2019, $361 million and $59 million of goodwill was allocated to our Specialty and Generics segments, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2019, the group of shareholders who owned Amneal prior to the Combination (the "Amneal Group") controlled approximately 57% of the voting power of all of our outstanding shares of common stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and the Second Amended and Restated Stockholders Agreement dated December 16, 2017 (the "Stockholders Agreement"), the Amneal Group has the ability to designate and elect and has designated and elected a majority of our board of directors. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse such interests.

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

The Amneal Group could transfer control of us to a third party by transferring its shares. In addition, the Company believes members of the Amneal Group have pledged Amneal Common Units and the corresponding shares of Class B Common Stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. In connection with these arrangements, the Company has entered into agreements with certain Amneal Group members and the lending institutions to whom their securities may be pledged. Because of the recent drop in our stock price, the value of pledged Amneal securities has decreased, which could increase the likelihood of a margin call on a pledge of Amneal securities. The voluntary or forced sale of some or all these units or shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business. Similarly, a voluntary or forced sale could cause the Company to lose its “controlled company” status under the New York Stock Exchange listing requirements, which would require us to comply over a transition period with certain corporate governance requirements from which we are currently exempt, including having a fully independent compensation committee. If all of the Amneal Common Units and corresponding shares of Class B stock were pledged to secure borrowings, a complete foreclosure could result in a change of control.

Our future success depends on our ability to attract and retain talented employees and consultants.

Our future success depends, to a substantial degree, upon the continued service of the members of our management team. The loss of the services of members of our management team, or their inability to perform services on our behalf, could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations.  On August 5, 2019, we announced that President and Chief Executive Officer Robert A. Stewart was leaving the Company and resigning as a director, effective immediately, and would be replaced by Amneal’s co-founders Chirag Patel, who will serve as President and Co-Chief Executive Officer, and Chintu Patel, who will serve as Co-Chief Executive Officer.  Each of Chirag Patel and Chintu Patel is a member of the Amneal Group. In connection with this transition, among other changes to the Company's board of directors, Executive Chairman Paul M. Bisaro also resigned from the Company and the board and was replaced on the board by Paul Meister, who will serve as non-executive Chairman of the Board.  Any change in senior management involves significant inherent risk, and any failure to effect a smooth transition process could hinder our strategic planning, execution and future performance. While we endeavor to minimize any negative impact associated with changes such as these, there may be uncertainty among investors, employees and others regarding our future direction and performance. Any disruption in our operations, uncertainty regarding our future or negative public perception regarding the change could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

If we determine that our goodwill has become impaired, we may record significant impairment charges, which would adversely affect our financial condition and results of operations.

Goodwill represents a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill may increase as a result of future acquisitions. We review our goodwill and indefinite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business.

Generic pharmaceuticals have faced regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. If these trends continue or worsen, or if we experience further difficulty in this market or the Specialty market, this may continue to adversely affect our revenues and profits in our Generics and Specialty segments. Furthermore, during the first two quarters of 2019, the Company's market capitalization decreased significantly. Additional decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill in both our Generics and Specialty segments and cause the Company to conduct an interim impairment test. A determination that all or a portion of our goodwill is impaired, although a non-cash charge against earnings, could have a material adverse affect on our results of operations and financial condition.

If we determine in the future that we will not be able to fully utilize all or part of our deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which could have an adverse effect on our results of operations and earnings in future periods.

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

As of June 30, 2019, we had approximately $392 million in net deferred tax assets ("DTAs"), which included a U.S. net DTA of $386 million and foreign net DTAs of $6 million. These DTAs include U.S. deferred taxes on our investment in Amneal totaling approximately $240 million that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. These DTAs also include NOL carryforwards which have no expiration. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, Generic pharmaceuticals have faced regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. If these trends continue or worsen, or if we experience further difficulty in this market, this may continue to adversely affect our revenues and profits. If we are unable to generate sufficient taxable income from our future operations, a substantial valuation allowance to reduce our DTAs may be required, which could materially increase our income tax expense in the period the valuation allowance is recognized and have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	Amneal Pharmaceuticals LLC 2019 Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2019).†

10.2	Form of Tripartite Letter Agreement Credit Suisse*

10.3	Form of Tripartite Acknowledgment and Agreement Morgan Stanley*

10.4	Separation Agreement between Robert Stewart, Amneal Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC, dated as of August 2, 2019 *†

10.5
Amendment No. 1, dated as of August 2, 2019, to Second Amended and Restated Stockholders Agreement, by and among Amneal Pharmaceuticals Holding Company, LLC, a Delaware limited liability company, AP Class D Member, LLC, a Delaware limited liability company, AP Class E Member, LLC, a Delaware limited liability company, AH PPU Management, LLC, a Delaware limited liability company, and Amneal Pharmaceuticals, Inc. †

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and six months ended June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Loss for each of the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Stockholders' Equity/ Members' Deficit for each the three and six months ended June 30, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements. *

* Filed herewith

**This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

† Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2019	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Chirag Patel
Chirag Patel
President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Chintu Patel
Chintu Patel
Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Todd P. Branning
Todd P. Branning
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)