Form 10-K
period 2019-12-31
Amneal Pharmaceuticals, Inc.
filed 2020-03-02
CIK 1723128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☒   No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019), was approximately $1,201,759,491.

As of February 13, 2020, there were 147,109,015 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2019 (the “2020 Proxy Statement”).

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

•	changes to FDA product approval requirements;

•	risks related to federal regulation of arrangements between manufacturers of branded and generic products;

•	the impact of healthcare reform and changes in coverage and reimbursement levels by governmental authorities and other third-party payers;

•	the continuing trend of consolidation of certain customer groups;

•	our reliance on certain licenses to proprietary technologies from time to time;

•	our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;

•	our dependence on third-party agreements for a portion of our product offerings;

•	our ability to identify and make acquisitions of or investments in complementary businesses and products on advantageous terms;

•	legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;

•	the significant amount of resources we expend on research and development;

•	our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness;
•	the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group; and

•	such other factors as may be set forth elsewhere in this Annual Report on Form 10-K, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.

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

As a result of the Combination, Impax became a Delaware limited liability company wholly owned by Amneal and Amneal became the operating company for the combined business. As of February 13, 2020, the group of stockholders who owned Amneal prior to the Combination (the "Amneal Group") hold approximately 51% of the equity interests in Amneal, and the Company holds the remaining 49% of the equity interests in Amneal. Although the Company holds a minority economic interest in Amneal, as the managing member of Amneal we conduct and exercise full control over all activities of Amneal. Accordingly, we report our financial results on a consolidated basis and report a non-controlling interest relating to the economic interest in Amneal not held by the Company. We treated Amneal as the accounting acquirer of Impax in the Combination, and thus the historical financial results of the Company for the periods prior to the closing of the Combination are the historical financial results of Amneal.

For more information about the Combination, see Note 1. Nature of Operations and Basis of Presentation to our consolidated financial statements.

Recent Transactions

We engaged in the following business transactions in 2019:

•	On March 30, 2019, we sold substantially all of our operations in the United Kingdom to AI Sirona (Luxembourg) S.a.r.l. for net cash consideration of approximately $32 million.
•	On May 3, 2019, we sold substantially all of our operations in Germany to EVER Pharma Holding Ges.m.b.H. for net cash consideration of approximately $3 million.
•	On July 10, 2019 and subsequently revised, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure.
•

On November 5, 2019, we entered into a development and commercialization agreement with Kashiv BioSciences, LLC (“Kashiv”), for Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis.

•

On December 10, 2019, we entered into a definitive agreement to acquire approximately 65% of AvKARE Inc., a Tennessee corporation and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company, for $299 million.  The acquisitions were completed in January 2020.

Segments of the Business

The Company is organized into two business segments: Generics and Specialty. Prior to the Combination, Amneal had only a Generics segment and Impax had both a Generics and a Specialty segment. Thus, our Generics segment comprises the generics business of Amneal and the generics business of Impax, and the Specialty segment comprises the specialty business of Impax and the Gemini business, which we acquired on May 7, 2018.

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

The Company’s Generics segment includes over 200 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these opportunities allows us to offer first-to-file ("FTF"), first-to-market ("FTM") and other high-value products. A generic pharmaceutical product is considered a FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Act, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. For all reasons other than statutory exclusivity, a generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. We define high-value products as products with three or fewer generic competitors at the time of launch. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. See "Pharmaceutical Approval Process in the United States," below, for more information.

As of December 31, 2019, our Generics business had 113 products either approved but not yet launched or pending FDA approval and another 70 products in various stages of development. Over 45% of our total generic pipeline consists of what we believe to be potential FTF, FTM and high-value products. We have an integrated, team-based approach to product development that combines its formulation, regulatory, legal, manufacturing and commercial capabilities.

Specialty

Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system ("CNS") disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio includes Zomig® (zolmitriptan) products, for the treatment of migraine headaches, which is sold under a license agreement with AstraZeneca UK Limited, Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections, and Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”).

Geographic Areas

We operate in the United States, India, Ireland, and certain other countries. Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties.

Sales & Marketing and Customers

In the United States and the Commonwealth of Puerto Rico, we market our products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products are marketed to large group purchasing organizations ("GPOs") and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and occasionally directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail drug stores, independent pharmacies and managed care organizations, such as hospitals, nursing homes, health maintenance organizations, clinics, pharmacy benefit management companies and mail-order customers. In Europe and other foreign jurisdictions, we sell our products to wholesalers, distributors, independent pharmacies and, in certain countries, directly to hospitals. Through a broad network of sales representatives, we adapt our strategy to different markets as dictated by such market’s regulatory and competitive landscapes. We have over 200 customers, some of which are part of large purchasing groups. For the year ended December 31, 2019, on a combined basis, our three largest customers accounted for approximately 81% of our gross revenue, broken out as follows: AmerisourceBergen Corporation 32%, Cardinal Health, Inc. 28%, and McKesson Drug Co. 21%.

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

The Hatch-Waxman Act amended the Food, Drug and Cosmetic Act ("FDCA") and provided for a period of 180 days of generic marketing exclusivity for each applicant that is first-to-file an ANDA with a Paragraph IV certification. The holder of the approved ANDA that successfully challenges the relevant innovator drug patent(s) usually enjoys higher market share and sales during the 180-day period of exclusivity. When the exclusivity period concludes, other generic competitors may launch their versions of the product, which may cause significant price erosion and loss of market share. In cases where we are the holder of an ANDA for a FTF product, upon the expiration of the 180-day exclusivity period, we may adjust the price of such product and provide price adjustments to our customers for the difference between the lower price and the price at which we previously sold the product then held in inventory by our customers. These adjustments are commonly known as shelf stock adjustments. In certain circumstances, we may decide not to provide price adjustments to certain customers and, as a result, we may receive returns of unsold product from these customers and forego future sales volume as opposed to reducing pricing.

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

Additionally, consolidation among wholesalers and retailers and the formation of GPOs has caused increased price competition in the generic pharmaceutical market. The downward price adjustments demanded by distributors of generic pharmaceutical products has reduced revenue and average product gross margin across the industry. Should these price reductions continue or even increase, it could have a material adverse effect on our revenue and gross margin.  Further, even if we reduce the prices we charge our customers, that does not ensure that the prices consumers pay for those drugs will be similarly reduced.

The main competitive factors in the generic pharmaceutical market include:

•	a generic pharmaceutical products manufacturer’s ability to rapidly develop and obtain regulatory approval for and supply commercial quantities of generic pharmaceutical products;
•	the introduction of other generic pharmaceutical manufacturers’ products in direct competition with our products;
•	the introduction of authorized generic pharmaceutical products in direct competition with our products;
•	consolidation among our customers and the formation of buyer consortia;
•	pricing pressures by competitors and customers, even if similar price savings are not passed on to consumers;
•	product quality of our generic pharmaceutical competitors;
•	our and our competitors’ breadth of product offerings across its portfolio;
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

Research and Development

Research and development ("R&D") activities represent a significant part of our business. Research and development expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy, if applicable, and regulatory compliance prior to launch. We are committed to investing in R&D with the aim of delivering high quality and innovative products. For the years ended December 31, 2019, 2018 and 2017, we spent $188 million, $194 million and $171 million, respectively, on R&D.

Raw Materials

Raw materials, including APIs, essential to our business are generally readily available from multiple sources. We purchase raw materials from distributors of bulk pharmaceutical chemicals and we also manufacture certain APIs at our facilities in India. In some cases, however, the raw materials used to manufacture our products are available only from a single supplier. Further, even if more than one supplier exists, we may choose, and have done so in the case of our API suppliers for a majority of our products, to list only one supplier in our product applications submitted to the FDA. Generally, we would need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Although to date we have only experienced occasional interruptions in supplies, no assurance can be given that we will continue to receive uninterrupted or adequate supplies of such raw materials. Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on our business.

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

Manufacturing and Distribution

We have a network of ten manufacturing sites and seven co-located R&D centers within the United States, India and Ireland, with broad dosage capability across oral solids, solutions, suspensions, creams, gels, ointments, nasal sprays, hormonals, patches, oral thin films, dry powder inhalers, metered dose inhalers, cytotoxics, injectables, ophthalmics, and otics, as described below. We also have a distribution center in Glasgow, Kentucky and a packaging center in East Hanover, New Jersey. We manufacture the vast majority of our products internally; of these products, for the year ended December 31, 2019, those manufactured in our U.S. facilities contributed 40% of product net revenue compared to 40% for those manufactured in India as of December 31, 2019. We rely on third-party manufacturers to supply a small number of products in our portfolio representing approximately 20% of our net revenue for the year ended December 31, 2019.  Most of our Specialty products are manufactured by third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the overall cost of manufacturing for our products and gives us greater control over our supply chain.

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

Generic Pharmaceutical Pricing

The pricing of a generic pharmaceutical product nearly always correlates to the number of companies manufacturing generic versions of such pharmaceutical product. A generic pharmaceutical product is usually at its highest price immediately after the first generic launch of the product, either because a single manufacturer has been granted 180-day exclusivity or because only a few manufacturers have entered the market due to other technical or operational obstacles to bringing such product to market, such as raw materials shortages or complex formulation. As additional generic manufacturers enter the market, the price of a generic pharmaceutical product typically falls as manufacturers compete on price to capture market share.  Even if we reduce the prices we charge our customers, the prices consumers pay for those drugs may not be similarly reduced.  Additionally, consolidation among wholesalers and retailers and the formation of GPOs has caused increased price competition in the generic pharmaceutical market.

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

Other Regulatory Requirements

We are subject to the Maximum Allowable Cost Regulations, which limit reimbursements for certain generic prescription drugs under Medicare, Medicaid, and other programs to the lowest price at which these drugs are generally available. In many instances, only generic prescription drugs fall within the regulations’ limits. Generally, the pricing and promotion of, method of reimbursement and fixing of reimbursement levels for, and the reporting to federal and state agencies relating to drug products is under active review by federal, state and local governmental entities, as well as by private third-party reimbursors and individuals under whistleblower statutes. At present, the DOJ and U.S. Attorneys Offices and State Attorneys General have initiated investigations, reviews, and litigation into industry-wide pharmaceutical pricing and promotional practices, and whistleblowers have filed qui tam suits. We cannot predict the results of those reviews, investigations, and litigation, or their impact on our business. For further detail, see Note 20. Commitments and Contingencies to our consolidated financial statements.

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

Employees

As of December 31, 2019, we have approximately 5,500 employees, of whom approximately 40% are located in the United States and approximately 60% are located outside of the United States, primarily in India.

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

Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic drug products that are either the first-to-market (or among the first-to-market) or that otherwise can gain significant market share. The timeliness of our product introductions is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of the introduction of competing products. As additional distributors introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows, and product sales prices and gross margins decline, often significantly and rapidly, regardless of whether consumers ultimately pay less for the drug. Accordingly, our revenues and future profitability are dependent, in large part, upon our ability or the ability of our development partners to file ANDAs with the FDA in a timely and effective manner or, alternatively, to enter into contractual relationships with other parties that have obtained marketing exclusivity. No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful. If we or our development partners are unable to continue to timely and effectively file ANDAs with the FDA or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly, and our prospects and business may be materially adversely affected.

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

The pharmaceutical industry is highly competitive. The principal competitive factors in the pharmaceutical market include:

•	introduction of other generic drug manufacturers’ products in direct competition with our generic drug products;
•	introduction of authorized generic drug products in direct competition with our products, particularly during exclusivity periods;
•	the ability of generic drug product competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits;
•	consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups;
•	the willingness of generic drug customers, including wholesale and retail customers, to switch among products of different pharmaceutical manufacturers;
•	pricing pressures by competitors and customers, even if similar price savings are not passed on to consumers;
•	a company’s reputation as a manufacturer and distributor of quality products;
•	a company’s level of service (including maintaining sufficient inventory levels for timely deliveries);
•	product appearance and labeling; and
•	a company’s breadth of product offerings.

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

If we are unable to execute acquisitions or other strategic transactions, or manage our growth therefrom, our business will suffer.

We may seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. Acquisitions may also have hidden costs, including unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Finally, acquisitions can also involve post-transaction disputes with the counterparty regarding a number of matters, including a purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements.

As our competitors introduce their own generic equivalents of our generic drug products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors.  In fiscal 2019, we experienced significant competition with many of our generic products, and as a result, our revenue and gross margin from such products declined significantly.  We cannot provide assurance that we will be able to continue to develop such products or that the number of our competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

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

The generic pharmaceutical industry has also in recent years been the subject of significant publicity regarding the pricing of pharmaceutical products more generally, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive.  Even if we may have reduced the prices we charge our customers for certain products, often consumers do not see similar reductions in the prices they paid.  Any downward pricing pressure on the price of certain of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the DOJ issued subpoenas to pharmaceutical companies, including to the Company, seeking information about the sales, marketing and pricing of certain generic drugs. See Note 20. Commitments and Contingencies for additional information on the DOJ investigation. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2019, our significant product families accounted for 32% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. The U.S. Department of Health and Human Services has declared the wide spread addiction to and abuse of such products a public health emergency, and in recent months, the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the DEA has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. State governments have also taken steps to impose surcharges or taxes on opioid manufacturers or distributors. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. See Note 20. Commitments and Contingencies - Prescription Opioid Litigation for more information regarding opioid-related litigation involving the Company.

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

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies' listed patents and/or their applicability to our generic pharmaceutical products, as well as patent infringement litigation in which generic companies challenge the validity or enforceability of our patents and/or their applicability to their generic pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs for their review. The FTC has publicly stated that, in its view, some of the brand-generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that "reverse payment" settlement agreements between brand and generic companies could violate antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the "Rule of Reason." It is currently uncertain the effect the Supreme Court’s decision will have on our existing settlement agreements or its impact on our ability to enter into such settlement agreements in the future or the terms thereof. The Supreme Court’s decision may result in heightened scrutiny from the FTC of such settlement agreements and we may become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, may also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, or others, such as customers, may commence an action against us alleging violations of the antitrust laws. Such settlement agreements may further expose us to claims by purchasers of the products for unlawfully inhibiting competition. We have been involved in private antitrust actions involving certain settlement agreements as described in Note 20. Commitments and Contingencies - Other Litigation Related to the Company's Business.

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

We produce the majority of the products that we manufacture at our manufacturing facilities in New York, New Jersey and India, as well as at certain third-party suppliers one of which is located in Taiwan. Disruptions at these facilities or within our supply chain can occur for many reasons, including events unrelated to us or beyond our control, such as fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, pandemic diseases or viral contagions such as the recent coronavirus outbreak, and acts of war or terrorism. Work stoppages, whether union-organized or not, can also disrupt operations. Business interruption could also be caused by compliance failures. A significant disruption at any of these facilities or otherwise within our supply chain, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis or at all, which could have a material adverse effect on our business, financial position and results of operations.

Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.

We currently have over 200 customers, some of which are part of large purchasing groups. Our three largest customers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Drug Co., accounted for approximately 81%, 83% and 79% of total gross sales of products for the years ended December 31, 2019, 2018 and 2017, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition.

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

The bulk of the raw materials essential to our manufacturing business are purchased from third parties. If we experience supply interruptions or delays, or if a supplier discontinues the sale of certain products, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. For example, we would need as long as 18 months to find and qualify a new sole-source supplier.  If we receive less than one year’s termination notice form a sole-source supplier that intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations. To date, although we have experienced occasional interruptions in supplies, we have experienced no significant difficulties in obtaining raw materials. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. The amount of time required for the FDA to qualify a new supplier and confirm that our manufacturing processes meet the necessary standards could cause delays in the manufacturing and marketing of one or more of our products and could, depending on the particular product, have a material adverse effect on our results of operations and financial condition.

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

We are subject to certain risks associated with having assets and operations located in foreign jurisdictions, including our operations in India and Ireland. We may also in the future expand our international business and operations into jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals, marketing or selling products.

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

As a U.S. company with subsidiaries in, among other countries, India, Germany, Switzerland, Ireland and the U.K., we are subject to, or potentially subject to, income taxes as well as non-income based taxes in these jurisdictions as well as the United States. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross-border arrangements among foreign subsidiaries in relation to various aspects of our business, including research and development activities and manufacturing. Tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions; such challenges may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and which may have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.

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

As discussed in Note 8, Income Taxes, to the notes to our consolidated financial statements, we have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets (“DTAs”) subject to the Tax Receivable Agreement and, therefore, reversed the liability under the Tax Receivable Agreement related to the tax savings we may realize from common units sold or exchanged through December 31, 2019. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, we will record liabilities under the Tax Receivable Agreement of up to an additional $195 million as a result of basis adjustments under Internal Revenue Code Section 754, which will be recorded through charges to our consolidated statement of operations.  However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the Tax Receivable Agreement.  Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting Tax Receivable Agreement payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted as results of these matters.

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

The regulations applicable to us regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. As described in Note 20. Commitments and Contingencies, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the DOJ with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could adversely affect us and our business. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of error and misjudgement. Any governmental agencies that have commenced (or that may commence) an investigation of us could impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with respect to how to properly calculate and report   payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

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

Generic pharmaceuticals have faced regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. If these trends continue or worsen, or if we experience further difficulty in this market or the Specialty market, this may continue to adversely affect our revenues and profits in our Generics and Specialty segments. Furthermore, during 2019, the Company's market capitalization decreased significantly. Additional decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill in both our Generics and Specialty segments and cause the Company to conduct an interim impairment test. A determination that all or a portion of our goodwill or other intangible assets is impaired, although a non-cash charge against earnings, could have a material adverse effect on our results of operations and financial condition.

Investigations and litigation concerning the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price ("AWP"). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, as a result of which certain agencies have suggested that reporting of inflated AWPs by manufacturers has led to excessive payments for prescription drugs. Numerous pharmaceutical companies have been named as defendants in actions brought by various State Attorneys General and have faced state law  qui tam  actions brought on behalf of various states, alleging generally that the defendants defrauded state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or "Wholesale Acquisition Costs" that exceeded the actual selling price of the defendants’ prescription drugs. We, for example, are subject to a civil investigative demand issued by the Texas State Attorney General alleging certain overpayments to us by the Texas Medicaid system as further described in Note 20. Commitments and Contingencies - Texas State Attorney General Civil Investigative Demand . These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court may have deemed proper.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our information technology systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We have been the victim of phishing attempts, some of which have been successful.  We also use information technology networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our information technology infrastructure; as a result we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. We continually assess these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address this risk. But there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Our future success depends on our ability to attract and retain talented employees and consultants.

Our future success depends, to a substantial degree, upon the continued service of the members of our management team. The loss of the services of members of our management team, or their inability to perform services on our behalf, could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations.  On August 5, 2019, we announced significant changes to our executive officers and board of directors, including the appointments of Chirag Patel and Chintu Patel as Co-Chief Executive Officers.  Each of Chirag Patel and Chintu Patel is a member of the Amneal Group.  Any change in senior management involves significant inherent risk, and any failure to effect a smooth transition process could hinder our strategic planning, execution and future performance. While we endeavor to minimize any negative impact associated with changes such as these, there may be uncertainty among investors, employees and others regarding our future direction and performance. Any disruption in our operations, uncertainty regarding our future or negative public perception regarding the change could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The United Kingdom’s exit from the European Union may adversely affect our business.

In June 2016, a majority of British voters voted to exit the European Union in a referendum vote commonly referred to as “Brexit,” in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the European Union and on January 31, 2020, the U.K. left the European Union. The British government is currently negotiating the terms of the U.K.’s exit with the European Union. The withdrawal could, among other things, disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on the agreements the U.K. makes to retain access to European Union or other markets during the transitional period or more permanently. It is unclear what general long-term economic, financial, trade and legal implications the U.K. withdrawal from the European Union will have and how the withdrawal and implications thereof will impact our business. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

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

We record valuation allowances against our deferred tax assets (“DTAs”) when it is more likely than not that all or a portion of a DTA will not be realized. We routinely evaluate the realizability of our DTAs by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected new product launches, revenue growth, and operating margins, among others.

In assessing the need for a valuation allowance, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.  We estimated that as of December 31, 2019 we will have generated a cumulative consolidated three-year pre-tax loss.  As a result of this analysis, we considered it more likely than not that we will not realize the benefits of our gross DTAs and therefore, we have recorded a valuation allowance of $470 million as of December 31, 2019 to reduce the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.

Failure to comply with our government contracting regulations could adversely affect our business and results of operations.

In January 2020, we completed the acquisition of AvKARE and R&S Northeast.  For further details, see Note 3. Acquisitions and Divestitures. AvKARE generates a substantial amount of its net revenue from government contracts. Contracts with federal, state, and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance, and are subject to regular audits and investigations. Any failure by us to comply with the government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from future government business. Such failures could also cause reputational damage to our business. In addition, some of AvKARE’s contracts provide for termination by the government, without cause. If one or more of our government contracts is suspended or terminated or if we are suspended, disbarred or otherwise restricted from future government work, our business, results of operations and financial condition could suffer.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial health.

We have a substantial amount of indebtedness. In order to finance the Combination, during the combined year ended December 31, 2018, we borrowed $2.7 billion in an aggregate principal amount of new senior secured term loans and entered into a new senior secured asset based revolving credit facility with borrowing capacity of up to $478 million, under which no amounts were drawn and outstanding as of December 31, 2019. The net proceeds from the new term loans were used to finance in part the Combination, to pay off certain existing indebtedness of Amneal and Impax and to pay fees and expenses related to the foregoing.  For additional details of our debt, see Note 17. Debt.

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

Our indebtedness and the required payments on our indebtedness or other agreements may be impacted by expected reforms related to LIBOR. For example, the variable interest rates payable under our credit facility are linked to LIBOR as the benchmark for calculating the applicable rates. Recent regulatory guidance and reform proposals regarding LIBOR are expected to ultimately to lead to the discontinuation of LIBOR or to cause LIBOR to become unavailable as a benchmark rate. Although the terms of our credit facilities provide for an alternate rate of interest to be established should the use of LIBOR be discontinued, no assurance can be made that any such alternate rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2019, we had approximately $2.6 billion of indebtedness, with an annual interest expense of approximately $140 million and annual debt payments of approximately $27 million on our Term Loan.

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

A breach of the covenants under such credit agreements could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we were unable to repay the amounts due and payable under our credit agreements, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders accelerated the repayment of the borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on us. As a result of these restrictions, we may be:

•	limited in how we conduct business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

Risks Related to Our Class A Common Stock

We are a holding company with nominal net worth and depend on dividends and distributions from our subsidiaries.

We are a holding company with nominal net worth and will not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our direct operating subsidiary, Amneal, and its subsidiaries.  As a result, our ability to satisfy our financial obligations and, notwithstanding any restrictions on payment of dividends under our existing indebtedness, our ability to pay dividends, if any, is dependent upon cash dividends and distributions or other transfers from our subsidiaries, including from Amneal.

The Class A Common Stock price is expected to fluctuate significantly, and the market price of Class A Common Stock may decline.

The market price of our Class A Common Stock has been and could continue to be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of Class A Common Stock to fluctuate include:

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

165,022,754 shares of Common Stock are held by the Amneal Group and are eligible for sale or transfer (subject to certain continuing restrictions). The Amneal Group and the other stockholders may sell their shares in the public market. Such shares may also be resold into the public markets pursuant to the resale registration statement which the SEC has declared effective or in accordance with the requirements of Rule 144, including the volume limitations, manner of sale requirements and notice requirements thereof. If some or all of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of the Class A Common Stock could decline.

The high concentration of ownership of the Company’s Common Stock may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Class A Common Stock’s stock price to decline.

As of December 31, 2019, our executive officers and directors, and affiliates of our executive officers and directors, beneficially owned or controlled approximately 55% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of Class A Common Stock due to investors’ perception that conflicts of interest may exist or arise.

We are controlled by the Amneal Group. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of December 31, 2019, the Amneal Group controlled approximately 55% of the voting power of all of our outstanding shares of common stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and the Company’s Second Amended and Restated Stockholders Agreement, dated December 16, 2017 (as amended to date, the “Stockholders Agreement”), the Amneal Group has the ability to designate and elect a majority of our board of directors. As of December 31, 2019, six out of eleven members of our board of directors, have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse such interests.

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

The Amneal Group could transfer control of us to a third party by transferring its shares. In addition, the Company believes members of the Amneal Group have pledged Amneal Common Units and the corresponding shares of Class B Common Stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. In connection with these arrangements, the Company has entered into agreements with certain Amneal Group members and the lending institutions to whom their securities may be pledged. Because of the recent drop in our stock price, the value of pledged Amneal securities has decreased, which could increase the likelihood of a margin call on a pledge of Amneal securities. The voluntary or forced sale of some or all of these units or shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business. Similarly, a voluntary or forced sale could cause the Company to lose its “controlled company” status under the New York Stock Exchange listing requirements, which would require us to comply over a transition period with certain corporate governance requirements from which we are currently exempt, including having a fully independent compensation committee.  If all of the Amneal Common Units and corresponding shares of Class B stock were pledged to secure borrowings, a complete foreclosure could result in a change of control.

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

Our significant properties are as follows:

Property Address	Legal Status	Purpose
400 Crossing Boulevard, Bridgewater, New Jersey	Leased	Executive Office
118 Beaver Trail, Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
40 Aberdeen Drive, Glasgow, Kentucky	Leased	Warehouse
19 Nichols Drive, Yaphank, New York	Leased	Warehouse
115 Carroll Knicely Drive, Glasgow, Kentucky	Owned	Warehouse
21 Colonial Drive, Piscataway, New Jersey	Leased	Warehouse
41-49 Colonial Drive, Piscataway, New Jersey	Leased	Manufacturing
1045 Centennial Ave, Piscataway, New Jersey	Leased	R&D, manufacturing
131 Chambersbrook Rd., Branchburg, New Jersey	Leased	Manufacturing
65 Readington, Branchburg, New Jersey	Leased	Manufacturing
1 New England Avenue, Piscataway, New Jersey	Leased	Manufacturing
19 Readington Road, Branchburg, New Jersey	Leased	Warehouse
1 Murray Road, East Hanover, New Jersey	Leased	Packaging
50 Horseblock Road, (Yaphank) Brookhaven, New York	Leased	Manufacturing, R&D, Quality and Regulatory
Cahir Road, Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
881/1 and 871, Near Hotel Karnavati, Vill Rajoda, Tal Bavla, Ahmedabad—380001, India	Owned	Oral Solids Manufacturing and R&D
Plot No 15-16-17, Pharmasez, Sarkhej Balva Highway NH No. 8A Village Matoda, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Magnet Park, Corporate House No 18, Sarkhej Gandhinagar Highway, Thaltej, Ahmedabad, India	Leased	R&D (Injectables), Corporate Office
Plot No 99, Gallops Industrial Park, Village Rajoda, Bavla, Ahmedabad 382 220, India	Leased	Additional Warehouse for OSD
901-905, 906-910& 911 Iscon Elegance, S.G.Highway, Ahmedabad, India	Leased	Corporate Office
63, Silver Industrial Estate, B/H JP Cold Storage, Village-Moraiya, Tal-Sanand, Dist Ahmedabad, India	Leased	Warehouse
72, Silver Industrial Estate, B/H JP Cold Storage, Village-Moraiya, Tal-Sanand, Dist Ahmedabad, India	Leased	Warehouse
Plot S3, S4 & S5 -A, TSIIC,Sez, Jadcherla Telangana Mahabubnagar 509302, India	Leased	Oncology R&D and Manufacturing
Plot No 68 SY No 60,62&63 Ofe Bonamgi Revenue Village Parawada Mandal AP 008 Visakhapatam Apandhra Pradesh, 530001, India	Owned	API Manufacturing and R&D
Plot No Z/111/A Dahej Sez, Part II Dahej, Gujarat Bharuch-392110, India	Leased	API Manufacturing

Item 3. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 20. Commitments and Contingencies and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The principal market for our Class A Common Stock is the New York Stock Exchange ("NYSE"). Our Class A Common Stock has been traded on the NYSE under the symbol "AMRX" since it began trading on May 7, 2018. According to the records of our transfer agent, we had 205 holders of record of our Class A Common Stock as of February 13, 2020. A substantially greater number of holders of our Class A Common Stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of February 13, 2020, there were 32 record holders of our Class B Common Stock. All of our issued and outstanding Class B Common Stock is held by the Amneal Group.  Our Class B Common Stock is not listed nor traded on any stock exchange.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Dow Jones U.S. Pharmaceuticals Index for the period from May 7, 2018, to December 31, 2019, assuming the investment of $100 on May 7, 2018, and the reinvestment of dividends. The Class A Common Stock price performance shown on the graph only reflects the change in our Class A Common Stock price relative to the noted indices and is not necessarily indicative of future price performance.

Dividends

We have never paid cash dividends on any series of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business.

Item 6. Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and accompanying consolidated financial statement footnotes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial statement data in this section are not intended to replace our consolidated financial statements and the accompanying consolidated financial statement footnotes. Our historical consolidated financial results are not necessarily indicative of our future consolidated financial results.  Amneal was treated as the accounting acquirer of Impax in the Combination, and thus the historical financial results of the Company for the period prior to the closing of the Combination are the historical results of Amneal.

(In thousands, except per share data)	Years Ended December 31,
Statements of Operations Data:	2019 (1) (2)	2018 (3)(4)(5)	2017	2016	2015
Net revenue	$1,626,373	$1,662,991	$1,033,654	$1,018,225	$866,280
Research and development and intellectual property legal development expenses	202,287	210,451	191,938	204,747	153,713
In-process research and development impairment charges	46,619	39,259	—	—	—
Operating (loss) income	(248,682)	(19,673)	245,103	284,881	236,158
Net (loss) income	(603,573)	(201,303)	169,325	209,426	170,629
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(361,917)	$(20,920)	$—	$—	$—
Per share data:
Net loss per share — basic and diluted	$(2.74)	$(0.16)

(In thousands)	As of December 31,
Balance Sheet Data:	2019 (1) (2)	2018 (3)(4)(5)	2017	2016	2015
Cash and cash equivalents	$151,197	$213,394	$74,166	$27,367	$61,087
Working capital	659,804	732,794	475,050	501,041	365,454
Total assets	3,665,890	4,352,736	1,341,889	1,218,817	1,014,093
Long-term debt, net	2,609,046	2,630,598	1,355,274	1,119,268	911,043
Total liabilities	3,319,102	3,456,373	1,717,471	1,394,762	1,200,966
Total equity (deficit)	$346,788	$896,363	$(375,582)	$(175,945)	$(186,873)

(1)	Operating loss for 2019 includes:
•

$173 million of charges, primarily for the impairment of intangible assets recognized in connection with the Combination, of which $126 million was recognized in cost of goods sold impairment charges and $47 million was recognized in in-process research and development impairment charges.  For more information, see Note 15. Goodwill and Intangible Assets.

•	$71 million of incremental amortization expense in association with the timing of the Combination.
•

$34 million for restructuring and other charges, of which $22 million was for employee separation and $12 million was for asset-related charges. For more information, see Note 6. Restructuring and Other Charges.

•

$16 million for acquisition, transaction-related and integration expenses primarily related to the Combination. For more information, see Note 7. Acquisition, Transaction-Related and Integration Expenses.

(2)	Net loss for 2019 includes:
•	$383 million for the provision of income taxes, of which a $425 million valuation allowance was included in the tax provision to reduce the carrying value of our gross deferred tax assets to zero.
•	$193 million of gain for the reversal of the accrued tax receivable agreement liability.
•	Incremental interest expense for annualization of additional long-term debt incurred as a result of the Combination.

(3)	Balance sheet and statement of operations for 2018 inclues:
•	On May 4, 2018, the Combination was completed and on May 7, 2018, we acquired 98% of the outstanding equity interests in Gemini.
•

Consolidated operating results for 2018 include the results of operations of Impax and Gemini subsequent to the transaction closing dates. For more information, see Note 1. Nature of Operations and Basis of Presentation and Note 3. Acquisitions and Divestitures.

(4)	Operating loss for 2018 includes:

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
•

$56 million for restructuring charges related to the Combination, of which $45 million was for employee separation and $11 million was for asset-related charges. For more information, see Note 6. Restructuring and Other Charges.

•

$47 million for impairment of intangible assets recognized in connection with the Combination, of which $8 million was recognized in cost of goods sold and $39 million was recognized for in-process research and development. For more information, see Note 15. Goodwill and Intangible Assets.

(5)	Net loss for 2018 includes:
•	Incremental interest expense for additional long-term debt incurred as a result of the Combination and a $20 million charge for the loss on extinguishment of debt.

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

Generics specializes in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas. We currently market over 200 product families in the United States and our marketed and pipeline generics portfolios cover an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids such as tablets, capsules and powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry as a result of complex drug formulations or manufacturing, legal and/or regulatory challenges. We believe that focusing on these opportunities allows us to offer first-to-file ("FTF"), first-to-market ("FTM") and other "high-value" products, which we define as products with zero to three generic competitors at time of launch. These products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As of December 31, 2019, we had 113 products approved but not yet launched or pending FDA approval and another 70 products in various stages of development. Over 45% of our total generic pipeline consists of potential FTF, FTM and other high-value products.

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

Our branded pharmaceutical product portfolio currently consists of commercial CNS and other select specialty products, including our internally developed branded product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which Impax began marketing in the United States in April 2015. In addition to Rytary®, our Specialty segment is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited in the United States and in certain U.S. territories, and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections, and Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with JSP.  During the three months ended September 30, 2019, the operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.

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

The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results.  In 2019, our Generics segment has experienced both industry-wide and company-specific challenges that resulted in our financial performance falling short of our expectations since the beginning of the year. Such challenges include increased competition on certain key generic products, the uncertainty of supply of epinephrine auto-injector (generic Adrenaclick®) from our third-party supplier, and delays in key product approvals and launches.

To address these challenges, we have, among other things, conducted an in depth, companywide review of our organizational structures, operational budgets, current and future capital projects and existing capability and infrastructure alignments, resulting in the comprehensive restructuring plan we announced in July 2019 and revised in the third quarter of 2019.  The revised restructuring plan is designed to reduce costs, optimize our organizational and manufacturing infrastructure, which we expect to reduce costs by approximately $40 million per year once the plan has been executed. For additional information, refer to Note 6. Restructuring and Other Charges.

Our current year results continue to be impacted by our Combination with Impax as a result of our continued actions to adjust our operations and cost structure. The historical financial results of the Company for the periods prior to the May 4, 2018 closing of the Combination are the historical financial results of Amneal, and thus the current period results, and balances, may not be comparable to prior years.

Results of Operations

For a discussion comparing our results of operations for the fiscal years 2018 to 2017, see Results of Operations under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Consolidated Results

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net revenue	$1,626,373	$1,662,991	$1,033,654
Cost of goods sold	1,147,214	938,773	507,476
Cost of goods sold impairment charges	126,162	7,815	—
Gross profit	352,997	716,403	526,178
Selling, general and administrative	289,598	227,846	109,046
Research and development	188,049	194,190	171,420
In-process research and development impairment charges	46,619	39,259	—
Acquisition, transaction-related and integration expenses	16,388	221,818	9,403
Restructuring and other charges	34,345	56,413	—
Charges (gains) related to legal matters, net	12,442	(19,711)	(29,312)
Intellectual property legal development expenses	14,238	16,261	20,518
Operating (loss) income	(248,682)	(19,673)	245,103
Gain from reduction of tax receivable agreement liability	192,884	1,665	—
Other expense, net	(164,444)	(184,714)	(73,780)
Total other expense, net	28,440	(183,049)	(73,780)
(Loss) income before income taxes	(220,242)	(202,722)	171,323
Provision for (benefit from) income taxes	383,331	(1,419)	1,998
Net (loss) income	$(603,573)	$(201,303)	$169,325

Net Revenue

Net revenue for the year ended December 31, 2019 decreased by 2%, or $37 million, to $1.6 billion compared to $1.7 billion for the year ended December 31, 2018.  The decrease over the prior year period is primarily attributable to price and volume erosion of $378 million mainly in our Generics segment, $39 million from the loss of exclusivity on Albenza in our Specialty segment and $41 million from the divestitures of our international businesses in the UK and Germany which were partially offset by a $211 million timing impact from the Combination and the acquisition of Gemini, a $150 million contribution from Levothyroxine, and $78 million from new product launches in our Generics segment.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 35%, or $327 million, to $1.3 billion for the year ended December 31, 2019 as compared to $947 million for the year ended December 31, 2018. The increase in cost of goods sold was primarily attributable to $118 million in additional intangible impairment charges mainly in our Generics segment compared to the prior year, incremental expenses related to the Combination and the acquisition of Gemini, including amortization of intangible assets of $61 million and royalties of $22 million, $38 million of inventory charges in our Generics segment and $27 million of expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett").

Accordingly, gross profit for the year ended December 31, 2019 was $353 million (22% of total revenues) as compared to gross profit of $716 million (43% of total revenues) for the year ended December 31, 2018. Our gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the impairment charges, increased inventory-related charges, and price erosion in our Generics segment as well as other factors described above.

Selling, General and Administrative

SG&A expenses for the year ended December 31, 2019 were $290 million, as compared to $228 million for the year ended December 31, 2018. The $62 million increase from the prior year was primarily due to the timing of the Combination and Gemini acquisition, including selling expenses associated with our Specialty segment, stock-based compensation and higher Corporate functions spend including public company costs that did not exist prior to the Combination. These increases were partially offset by post Combination synergies and the divestitures of international businesses.

Research and Development

Research and development expenses for the year ended December 31, 2019 were $188 million, as compared to $194 million for the year ended December 31, 2018. The $6 million decrease compared to the prior year is primarily attributable to post Combination synergies partially offset by the timing of the Combination and increased milestone payments in our Generics segment.

In-Process Research and Development Impairment Charges

We recognized IPR&D impairment charges of $47 million for the year ended December 31, 2019, as compared to $39 million for the year ended December 31, 2018. The charges are primarily associated with seven products in our Generics segment that were acquired as part of the Combination.  For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows.  For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.

Acquisition, Transaction-Related and Integration Expenses

Acquisition, transaction-related and integration expenses were $16 million for the year ended December 31, 2019, as compared to $222 million for the year ended December 31, 2018. The $206 million decrease was attributable to a decrease in charges from accelerated vesting of certain of Amneal’s profit participation units and other transaction-related costs associated with pre and post Combination activities.

Restructuring and Other Charges

On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount by approximately 300 to 350 employees, primarily by closing its manufacturing facility located in Hauppauge, NY.

We recorded $34 million of restructuring and other charges for the year ended December 31, 2019, which consisted of $12 million of property plant and equipment and right of use asset impairment charges primarily in connection with the planned closure of the Company’s Hauppauge, NY facility.  Restructuring and other charges also consisted of employee restructuring separation charges of approximately $11 million for severance provided pursuant to our severance programs for employees at our Hauppauge, NY, Hayward, CA and other facilities and $11 million of other employee severance charges. The restructuring and other charges for the year ended December 31, 2018 were $56 million, which were primarily associated with a reduction in workforce resulting from the Combination.

Charges (Gains) Related to Legal Matters, Net

For the year ended December 31, 2019, the Company recorded a net charge of $12 million primarily associated with a settlement agreement with Teva Pharmaceuticals.  For further details, see Note 20. Commitments and Contingencies.

Gains related to legal matters of $20 million for the year ended December 31, 2018 primarily related to settlements with several innovators of branded pharmaceutical products.

Intellectual Property Legal Development Expense

Intellectual property legal development expenses for the year ended December 31, 2019 were $14 million as compared to $16 million for the year ended December 31, 2018.  These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

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

During the year ended December 31, 2019, we recorded a $429 million valuation allowance to reduce our deferred tax assets (“DTAs”) to zero.  For further discussion on the valuation allowance impact to the statement of operations, see provision for (benefit from) income taxes below.  In conjunction with the valuation allowance of our DTAs, we reversed the accrued TRA liability, which resulted in a $193 million gain to our statement of operations.

Other Expense, Net

Other expense, net was $164 million for the year ended December 31, 2019, as compared to $185 million for the year ended December 31, 2018. The decrease of $20 million was primarily attributable to a $20 million decline in loss from extinguishment of debt, a $15 million benefit from the change in foreign exchange rates, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans and a $10 million beneficial impact from the divestitures of our international businesses. These decreases were partially offset by $24 million of additional interest expense associated with an increase in long-term debt related to the Combination and the acquisition of Gemini.

Provision for (Benefit From) Income Taxes

The change in income tax provision for the year ended December 31, 2019 was primarily impacted by a $429 million valuation allowance (of which $425 million was recorded in the provision) against our DTAs.  We recorded valuation allowances against our various DTAs on a jurisdictional basis after it was determined that it is more likely than not that our deferred tax assets will not be realized.  The provision for the year ended December 31, 2019 compared to a benefit in 2018 was also impacted by the company structure.  Prior to the Combination, as a limited liability company, income taxes were only provided for the international subsidiaries as all domestic taxes flowed to the members. Subsequent to May 4, 2018, domestic income taxes were also provided for our allocable share of income or losses from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates.

Net (Loss) Income

We recognized a net loss for the year ended December 31, 2019 of $604 million as compared to net loss of $201 million for the year ended December 31, 2018. The year over year increase of $403 million is primarily attributable to a $385 million unfavorable impact from income tax expense, $126 million of additional intangible asset impairment charges, a $32 million unfavorable impact of legal matters and incremental expenses related to the Combination and acquisition of Gemini.  These increases were partially offset by a $206 million decline in acquisition, transaction related and integration expenses associated with the Combination and Gemini acquisition, a $191 million incremental gain from the reversal of the TRA liability, a $20 million decline in loss on extinguishment of debt, a $15 million benefit from the change in foreign exchange rates, primarily as a result of the impact of fluctuations in the Swiss Franc, Indian Rupee and Euro on intercompany loans and a $22 million decline in restructuring and other charges.

Generics

The following table sets forth results of operations for our Generics segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net revenue	$1,308,843	$1,439,031	$1,033,654
Cost of goods sold	984,782	835,181	507,476
Cost of goods sold impairment charges	119,145	7,815	—
Gross profit	204,916	596,035	526,178
Selling, general and administrative	68,883	68,426	56,050
Research and development	172,196	183,412	171,420
In-process research and development impairment charges	46,619	39,259	—
Intellectual property legal development expenses	13,193	15,772	20,518
Charges (gains) related to legal matters, net	12,442	(22,300)	(29,312)
Other operating expense, net	24,734	148,565	—
Operating (loss) income	$(133,151)	$162,901	$307,502

Net Revenue

Generics net revenue was $1.3 billion for the year ended December 31, 2019, a decrease of $130 million or 9% when compared with the same period in 2018. The year over year decrease was primarily driven by price and volume declines of $378 million in our existing business primarily in Yuvafem, Aspirin Dipyridamole ER Capsules, Diclofenac Gel (price only) and Oseltamavir, a $41 million decline in international revenues from divestitures and $35 million from the reclassification of Oxymorphone to Specialty, partially offset by $150 million in sales of Levothyroxine, a $113 million impact from the timing of the Combination, and $78 million from new product launches.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold, including impairment charges, for the year ended December 31, 2019 was $1.1 billion, an increase of 31% or $261 million compared to the year ended December 31, 2018. The year over year increase is primarily associated with sales of Impax products added to portfolio with the Combination, $111 million in incremental impairment charges primarily associated with marketed products acquired as part of the Combination and $38 million in inventory charges, which includes $5 million of charges associated with the voluntary ranitidine recall. The impairment charges are associated with products that experienced significant price erosion during 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows. Cost of goods sold was also unfavorably impacted by $27 million of expenses related to the Levothyroxine transition agreement with Lannett and incremental expenses related to the Combination, including amortization of intangible assets of $22 million, royalties of $17 million and site closure costs of $5 million.  These increases were partially offset by a $29 million decrease in purchase accounting adjustments.

Generics gross profit for the year ended December 31, 2019 was $205 million (16% of total revenue) as compared to gross profit of $596 million (41% of total revenue) for the year ended December 31, 2018. Our Generics gross profit as a percentage of sales declined compared to the prior year period primarily as a result of the $111 million of incremental impairment charges, price erosion and other factors described above.

Selling, General, and Administrative

Generics SG&A expenses for the year ended December 31, 2019 were $69 million, as compared to $68 million for the year ended December 31, 2018. The $1 million increase from the prior year period was primarily due to a $5 million increase in stock-based compensation which was partially offset by post Combination synergies and the divesting of our UK and Germany businesses.

Research and Development

Generics research and development expenses for the year ended December 31, 2019 were $172 million as compared to $183 million for the year ended December 31, 2018.  The $11 million year over year decrease is primarily attributable to post Combination synergies partially offset by increased milestone payments in our Generics segment.

In-Process Research and Development Impairment Charges

For the year ended December 31, 2019, we recognized IPR&D impairment charges of $47 million associated with six intangible assets that were partially impaired and one intangible asset that was fully impaired. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows.  For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.  For the year ended December 31, 2018, we recognized IPR&D impairment charges of $39 million related to reevaluating two projects due to changes in our key valuation metrics, (i.e. expected growth rates, market size, delayed launch date or unforeseen legal/regulatory risks).

Charges (Gains) Related to Legal Matters, Net

For the year ended December 31, 2019, the Company recorded a net charge of $12 million primarily associated with a settlement agreement with Teva Pharmaceuticals.  For further details, see Note 20. Commitments and Contingencies. For the year ended December 31, 2018, the company recorded a net gain of $22 million primarily associated to settlements with several innovators of branded pharmaceutical products.

Intellectual Property Legal Development Expenses

Generics intellectual property legal development expenses for the year ended December 31, 2019 were $13 million as compared to $16 million for the prior year period.  These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Other Operating Expenses, Net

Generics other operating expenses for the year ended December 31, 2019 were $25 million as compared to $149 million for the year ended December 31, 2018.  The $124 million decrease is associated with a $14 million decline in restructuring and other severance charges and $110 million decline in acquisition, transaction-related and integration expenses associated with the Combination.

Specialty

The following table sets forth results of operations for our Specialty segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net revenue	$317,530	$223,960	$—
Cost of goods sold	162,432	103,592	—
Cost of goods sold impairment charges	7,017	—	—
Gross profit	148,081	120,368	—
Selling, general and administrative	79,665	49,465	—
Research and development	15,853	10,778	—
Intellectual property legal development expenses	1,045	489	—
Other operating expense, net	8,737	4,076	—
Operating income	$42,781	$55,560	$—

Our Specialty segment is comprised of the Impax Specialty business acquired on May 4, 2018 and the Gemini business acquired on May 7, 2018. Prior to these two transactions, we did not have a Specialty segment. Refer to Note 3. Acquisitions and Divestitures for further information related to these two transactions.

Net Revenue

Specialty net revenue for the year ended December 31, 2019 was $318 million, an increase of 42% or $94 million compared to the year ended December 31, 2018. The increase from the prior year period was primarily due to a $99 million timing impact from the Combination and Gemini acquisition, and $35 million from the reclassification of Oxymorphone, which was partially offset by a $39 million decline associated with the loss of exclusivity on Albenza.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold, including impairment charges, for the year ended December 31, 2019 was $169 million, an increase of $66 million or 64% compared to the year ended December 31, 2018.  The increase from the prior year period was primarily due to $43 million of incremental amortization expense, increased volume associated with the timing of the Combination and Gemini acquisition and $7 million of impairment charges associated with one marketed product.

Accordingly, Specialty gross profit for the year ended December 31, 2019 was $148 million (47% of total revenue) as compared to gross profit of $120 million (54% of total revenues) for the year ended December 31, 2018.

Selling, General, and Administrative

Specialty SG&A expense for the year ended December 31, 2019 was $80 million, as compared to $49 million for the year ended December 31, 2018. The $30 million increase from the prior period was primarily due to the timing of the Combination partially offset by post-Combination operating synergies.

Research and Development

Specialty research and development expenses for the year ended December 31, 2019 were $16 million, as compared to $11 million for the year ended December 31, 2018. The $5 million increase from the prior year period was primarily due to clinical costs associated with our bio studies.

Other Operating Expense, Net

For the year ended December 31, 2019, we recognized other operating expenses of $9 million in the Specialty segment compared to $4 million for the year ended December 31, 2018.  The $5 million increase is primarily attributable to an increase in integration expenses associated with the Combination.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $478 million of available capacity on our revolving credit facility as of December 31, 2019.  We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions and demand for our products, which are factors that may be out of our control.

Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, and spending on production facility expansions and capital equipment items.

Over the next 12 months, we will make substantial payments for monthly interest and quarterly principal amounts due on our Senior Secured Credit Facilities and capital expenditures.  Given the magnitude of projected expenditures, we may require additional funds from our ABL to meet these increased cash needs in the next year.

We are party to a tax receivable agreement that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) (“Holdings”) in respect of certain tax benefits that we may realize or may be deemed to realize as a result of redemptions or exchanges of Amneal common units by Holdings.  The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. The timing of any payments under the tax receivable agreement will vary depending upon a number of factors, but we expect that the payments could be substantial, and could be in excess of the tax savings that we ultimately realize.  Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.  See Item 1A. Risk Factors and Note 8. Income Taxes.

In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement.  For the years ended December 31, 2019 and 2018, Amneal made an aggregate of $13 million and $36 million, respectively, in tax distributions to Holdings.  The amount due to Holdings as of December 31, 2019 is immaterial.

At December 31, 2019, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation ("FDIC"). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows

For a discussion comparing of our cash flows for the fiscal years 2018 to 2017, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities	$1,705	$250,230
Investing activities	(19,580)	(396,378)
Financing activities	(45,833)	287,675
Effect of exchange rate changes on cash	(2,249)	(670)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(65,957)	$140,857

Cash Flows from Operating Activities

Net cash provided by operating activities was $2 million for the year ended December 31, 2019 compared to $250 million for the year ended December 31, 2018.  The decline was primarily attributed to a decline in operating performance in 2019, an unfavorable timing of collections of trade accounts receivable, and an increase in interest payments due to additional debt of the combined company, which were partially offset by decreased transaction and integration costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $20 million for the year ended December 31, 2019 compared to $396 million for the year ended December 31, 2018.  The decrease in cash used in investing activities of $376 million was primarily related to a decrease in cash paid for property, plant and equipment and acquisitions, an increase in proceeds from corporate owned life insurance and an increase in the proceeds received on the sale of international businesses, which were partially offset by an increase in cash paid for acquisitions of product rights.

Cash Flows from Financing Activities

Net cash used in financing activities was $46 million for the year ended December 31, 2019 compared to net cash provided by financing activities of $288 million for the year ended December 31, 2018.  The change was primarily attributable to a decrease in net proceeds from our Term Loan which was partially offset by a decrease in payments of debt principal, a decrease in distributions to members, a decrease in repayment of related party notes, and a decrease in borrowings on our revolving credit line.

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Bank term loan and other	$2,659,500	$27,000	$54,624	$54,000	$2,523,876
Interest payments on bank term loan (1)	731,981	140,356	276,409	270,672	44,544
Operating lease obligations (2)	90,545	18,970	30,478	21,108	19,989
Financing lease obligation - related party (3)	128,636	5,474	10,948	10,948	101,266
Open purchase order commitments	37,720	37,720	—	—	—
Total	$3,648,382	$229,520	$372,459	$356,728	$2,689,675

(1)	Interest on existing bank term loan was calculated based on applicable rates at December 31, 2019 excluding any impact from our interest rate swap.

(2)	Amounts represent future minimum rental payments under non-cancelable leases for certain facilities and machinery and equipment.
(3)	Amounts represent future minimum rental payments under non-cancelable financing lease obligation for a production facility in NY.

The foregoing table does not include any potential impact from the AvKARE and R&S acquisitions, which closed in January 2020.  For details of the acquisitions, see AvKARE and R&S Purchase Agreement under Note 3. Acquisitions and Divestitures.

The foregoing table also does not include milestone payments potentially payable by Amneal under its collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. Significant transactions including milestones are as follows:

Levothyroxine License and Supply Agreement; Transition Agreement

On August 16, 2018, we entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for levothyroxine sodium tablets ("Levothyroxine").  This agreement designated us as JSP’s exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019.  Under this license and supply agreement with JSP, we accrued the up-front license payment of $50 million on March 22, 2019, which was paid in April 2019.  The agreement also provides for us to pay a profit share to JSP based on net profits of our sales of Levothyroxine, after considering product costs.

On November 9, 2018, we entered into a transition agreement with Lannett and JSP. Under the terms of the agreement, we assumed the distribution and marketing of Levothyroxine from Lannett beginning December 1, 2018 through March 22, 2019, ahead of the commencement date of the license and supply agreement with JSP described above.

In accordance with the terms of the Transition Agreement, we made $47 million of non-refundable payments to Lannett in 2018.  For the years ended December 31, 2019 and 2018, $37 million and $10 million, respectively, were expensed to cost of goods sold, as we sold Levothyroxine.  As of December 31, 2018, we had a $4 million transition contract liability, which was fully settled in February 2019.

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

In connection with the agreement, Amneal paid an upfront amount of approximately $2 million in October 2017 for execution of the agreement. The agreement also provides for potential future milestone payments to Adello of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions, which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. Depending on the achievement of certain regulatory approvals, we could pay milestones and other costs to Adello of up to $46 million in 2020.  In addition, the agreement provides for Amneal to pay a profit share equal to 50% of Net Profits, after considering manufacturing and marketing costs.

Outstanding Debt Obligations

Term Loan and Revolving Credit Agreements

On May 4, 2018 we entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed credit facility ("ABL") under which loans and letters of credit up to a principal amount of $478 million are available at December 31, 2019 (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at December 31, 2019. The ABL bears an annual interest rate of one-month LIBOR plus 1.5% at December 31, 2019 and matures on May 4, 2023. As of December 31, 2019, the annual interest rate for the ABL may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At December 31, 2019, we had no outstanding borrowings under the ABL.

The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the ABL at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At December 31, 2019, the ABL commitment fee rate is 0.375% per annum.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The ABL Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At December 31, 2019, Amneal was in compliance with all covenants under the Senior Secured Credit Facilities.

Outstanding debt obligations discussed above do not include any potential debt impact from the AvKARE purchase agreement which subsequently closed in January 2020.  For details of the purchase agreement, see Note 3. Acquisitions and Divestitures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We review goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.  Due to the decline in the Company’s share price and financial performance in 2019, the Company performed an interim goodwill impairment test as of August 31, 2019, which was updated on September 30, 2019 and December 31, 2019.  For further details, see Note 15. Goodwill and Intangible Assets.

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches.  If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.

Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reportable segments, Generics and Specialty, which are the same as the respective operating segments and reporting units. As of December 31, 2019, $361 million and $59 million of goodwill was allocated to our Specialty and Generics segments, respectively.

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

For the year ended December 31, 2019, the Company recognized a total of $173 million of intangible asset impairment charges, of which $126 million was recognized in cost of goods sold and $47 million was recognized in in-process research and development.  The impairment charges for the year ended December 31, 2019 are primarily related to 13 products, 6 of which are currently marketed products and 7 of which are IPR&D products, all acquired as part of the Combination. For 5 of the currently marketed products, the impairment charges were the result of significant price erosion during 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows.  For the remaining currently marketed product, the impairment charge was the result of a strategic decision to discontinue the product. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows.  For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.

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

In assessing the need for a valuation allowance in the third quarter of fiscal 2019, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.  We estimated that as of December 31, 2019 we will have generated a cumulative consolidated three year pre-tax loss.  As a result of this analysis, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs and therefore, recorded a valuation allowance which amounted to $470 million as of December 31, 2019 to reduce the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.

As described in Note 8. Income Taxes, we are a party to a tax receivable agreement ("TRA") under which we are generally required to pay to the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). In connection with the exchanges which occurred as part of the PIPE Investment and the Closing Date Redemption (see Note 1. Nature of Operations and Basis of Presentation), we recorded a TRA liability of $195 million at the time of the Combination.

Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits.  During the year ended December 31, 2019, in conjunction with the valuation allowance recorded on the DTAs, we reversed the accrued TRA liability of $193 million, which resulted in a gain recorded as a component of other income (expense), net.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA.   As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRA; therefore, we have reversed the liability under the TRA related to the tax savings we may realize from common units sold or exchanged through December 31, 2019. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, we will record liabilities under the TRA of up to an additional $195 million as a result of basis adjustments under Internal Revenue Code Section 754, which will be recorded through charges to our consolidated statement of operations.  However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA.  Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.

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

For further details, see Note 20. Commitments and Contingencies.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2019 or December 31, 2018.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, accounts receivable and receivables related to our interest rate swap. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, we are party to a Term Loan with a principal amount of $2.7 billion and an ABL under which loans and letters of credit up to a principal amount of $478 million are available (principal amount of up to $25 million is available for letters of credit) pursuant to the Senior Secured Credit Facilities. The proceeds for any loans made under our Senior Secured Credit Facilities are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.

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

Inflation has not had a significant impact on our revenues or operations to date and we do not believe that inflation will have a significant impact on our revenues or operations for 2020.

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

At both December 31, 2019 and 2018, we had $2.7 billion of variable rate debt (no fixed rate debt).  At December 31, 2019 and 2018, the fair value of our debt was estimated at approximately $2.4 billion and $2.5 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments.  A hypothetical 1% increase in market interest rates would potentially reduce the estimated fair value of our debt by approximately $117 million as of December 31, 2019.

Effective October 31, 2019, we entered into an interest rate lock agreement for a total notional amount of $1.3 billion whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Term Loan.  At inception and at year end, we assessed hedge effectiveness and determined it to continue to be highly effective.  We also reviewed the credit standing of the counterparty at year end and deemed the counterparty to have the ability to honor their obligation.  The fair value of the variable-to-fixed interest rate swap was $16 million, in an asset position, as of December 31, 2019.  We estimate that a hypothetical 100 basis points increase in the forward one-month LIBOR curve would potentially decrease the fair value of our derivative asset by $55 million as of December 31, 2019.

Increases or decreases in interest rates would affect our annual interest expense.  Based upon our principal amount of long-term debt outstanding at December 31, 2019, a hypothetical 1% increase or decrease in interest rates would have affected our annual interest expense by approximately $27 million.

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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b). Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.  Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effective Controls

Management, including the Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Amneal Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity / members’ deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Iselin, New Jersey

March 2, 2020

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required in this Item 10 will be included in the following sections in the 2020 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors,” “Our Management,” “Delinquent Section 16(a) Reports,” “Committees of the Board of Directors” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required in this Item 11 will be included in the following sections in the 2020 Proxy Statement, which sections are incorporated in this Item 11 by reference: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2020 Proxy Statement, which section is incorporated in this Item 12 by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.   The following table summarizes information, as of December 31, 2019, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash based awards and dividend equivalent awards to employees, non-employee directors and consultants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,941,938	(1)	8.87	(2)	14,830,834
Equity compensation plans not approved by security holders	—		—		—
Total	9,941,938		8.87		14,830,834

(1)

Equity compensation plans approved by security holders which are included in column (a) of the table are the 2018 Incentive Award Plan (including 6,177,126 shares of Class A Common Stock to be issued for options and 2,637,358 shares of Class A Common Stock to be issued for RSUs subject to continued employment) and 1,127,454 of options remaining from the Impax option conversion associated with the Combination on May 4, 2018. RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Class A Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

(2)

Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this Item 13 will be included in the following sections in the 2020 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2020 Proxy Statement, which section is incorporated in this Item 14 by reference.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity / members' deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Medicaid Rebates
Description of the Matter

As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2019, the Company had $115 million in accrued Medicaid and commercial rebates, which are presented within accrued and other current liabilities on the consolidated balance sheet.

Auditing the allowances for Medicaid rebates was complex and challenging due to the significant estimation involved in management’s assumptions to calculate expected future claims and the amount of projected shipments from wholesalers that will be dispensed to eligible benefit plan participants, as well as the complexity of governmental pricing calculations. The allowances for Medicaid rebates are sensitive to these significant assumptions and calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the allowances for Medicaid rebates. For example, we tested controls over management’s review of the significant assumptions including the completeness and accuracy of inputs utilized in significant assumptions as well as controls over management’s review of the application of the government pricing regulations.

To test the allowances for Medicaid rebates, we performed audit procedures that included, among others, evaluating the methodologies used and testing the significant assumptions discussed above. We compared the significant assumptions used by management to historical trends, evaluated the change in the accruals from prior periods, and assessed the historical accuracy of management’s estimates against actual results. We also tested the completeness and accuracy of the underlying data used in the Company’s calculations through third-party invoices, claims data and actual cash payments. In addition, we involved our governmental pricing specialists to assist in evaluating management’s methodology and calculations used to measure certain estimated rebates.

Sales Returns
Description of the Matter

As discussed in Note 4 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2019, the Company had $150 million in accrued returns allowance, which are presented within accrued and other current liabilities on the consolidated balance sheet.

Auditing the allowance for sales returns was complex due to the significant estimation required in determining inventory in the distribution channel that will not ultimately be sold to the end user and returned. The allowances for sales returns is sensitive to the level of inventory and turnover of inventory in the distribution channel, which could exceed future market demand and be subject to return.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the estimation of sales returns. For example, we tested controls over management’s review of the significant assumptions including review of the inventory on hand in the distribution channel, estimated lag time of returns, and the completeness and accuracy of inputs utilized in the estimate of sales returns.

To test the estimated sales return reserve, we performed audit procedures that included, among others, testing the historical return rate and estimated lag time of returns and verifying the completeness and accuracy of sales data and sales returns data used in calculating the historical return rate and lag time. In addition, we tested the Company’s quarterly analysis of inventory in the distribution channel, analytically reviewed daily sales at period end for unusual activity, performed confirmations with significant distributors regarding contract terms and side arrangements. We also performed direct inquiries with management including the Sales and Legal departments, obtained representations confirming key contract terms at period end from the executive sales representatives for Generic and Specialty, and agreed representations obtained to executed contracts and reserve calculations.

Impairment of Intangible Assets with Finite Lives
Description of the Matter

At December 31, 2019, the Company’s intangible assets with finite lives were $1.0 billion.  As described in Notes 2 and 15 to the consolidated financial statements, intangible assets with finite lives are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Auditing the Company’s impairment tests for intangible assets with finite lives was complex and highly judgmental due to the significant estimation in management’s assumptions to calculate the undiscounted cash flows and the fair value estimate. These assumptions can significantly affect the undiscounted cash flows and fair value of the intangible asset with finite lives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's impairment assessment for intangible assets with finite lives. For example, we tested controls over management's review of the significant inputs and assumptions used in the calculations of undiscounted cash flows and fair value.

To test the Company’s impairment assessment for intangible assets with finite lives, we performed audit procedures that included, among others, testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We involved our valuation specialists to assist in the assessment of the Company’s discount rate for the fair value estimate of intangible assets with finite lives when the carrying amount of the assets exceeds the estimated future undiscounted cash flows.  We performed sensitivity analyses related to the discount rate to evaluate the change in the fair value relative to the carrying value when measuring the resulting impairment. We also assessed the historical accuracy of management's projections.

Impairment of Goodwill and Other Indefinite-lived Intangible Asset
Description of the Matter

At December 31, 2019, the Company’s goodwill was $420 million and indefinite-lived intangible assets, consisting of in-process research and development (IPR&D) was $382 million.  As discussed in Notes 2 and 15 of the consolidated financial statements, goodwill and IPR&D are tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.

Auditing the Company’s impairment tests for goodwill and IPR&D was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of IPR&D assets. Specifically, the fair value estimates of the reporting units are sensitive to assumptions such as net sales growth rates, discount rate, and long-term growth rates. The fair value estimate for IPR&D is sensitive to significant assumptions including the probability of successful product completion, expected cash flows and cost of capital. The fair value estimates of goodwill and IPR&D are affected by such factors as industry, market performance, and financial forecasts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill and IPR&D impairment assessment. For example, we tested controls over management's review of the significant inputs and assumptions used in the reporting unit and IPR&D valuations.

To test the estimated fair value of the Company's reporting units and IPR&D, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units and IPR&D resulting from changes in the inputs and assumptions. We also assessed the historical accuracy of management's projections. In addition, we involved our valuation specialists to assist in our evaluation of the valuation methodology and significant assumptions described above used to develop the fair value estimates. We also performed inquiries of the R&D personnel that oversee the on-going IPR&D projects to assess whether there were any indicators that the IPR&D project had been abandoned or significantly delayed that may suggest the IPR&D intangible asset may be impaired. In addition, we evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Iselin, New Jersey

March 2, 2020

Amneal Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net revenue	$1,626,373	$1,662,991	$1,033,654
Cost of goods sold	1,147,214	938,773	507,476
Cost of goods sold impairment charges	126,162	7,815	—
Gross profit	352,997	716,403	526,178
Selling, general and administrative	289,598	227,846	109,046
Research and development	188,049	194,190	171,420
In-process research and development impairment charges	46,619	39,259	—
Acquisition, transaction-related and integration expenses	16,388	221,818	9,403
Restructuring and other charges	34,345	56,413	—
Charges (gains) related to legal matters, net	12,442	(19,711)	(29,312)
Intellectual property legal development expenses	14,238	16,261	20,518
Operating (loss) income	(248,682)	(19,673)	245,103
Other (expense) income:
Interest expense, net	(168,205)	(143,571)	(71,061)
Foreign exchange (loss) gain	(4,962)	(19,701)	29,092
Loss on extinguishment of debt	—	(19,667)	(2,532)
Gain (loss) on sale of international businesses	7,258	(2,958)	(29,232)
Gain from reduction of tax receivable agreement liability	192,884	1,665	—
Other income (expense)	1,465	1,183	(47)
Total other income (expense), net	28,440	(183,049)	(73,780)
(Loss) income before income taxes	(220,242)	(202,722)	171,323
Provision for (benefit from) income taxes	383,331	(1,419)	1,998
Net (loss) income	(603,573)	(201,303)	169,325
Less: Net loss (income) attributable to Amneal Pharmaceuticals LLC pre-Combination	—	148,806	(167,648)
Less: Net loss (income) attributable to non-controlling interests	241,656	32,753	(1,677)
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(361,917)	(19,744)	—
Accretion of redeemable non-controlling interest	—	(1,176)	—
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(361,917)	$(20,920)	$—

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic and diluted	$(2.74)	$(0.16)

Weighted-average common shares outstanding:
Class A and Class B-1 basic and diluted	132,106	127,252

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(603,573)	$(201,303)	$169,325
Less: Net loss (income) attributable to Amneal Pharmaceuticals LLC pre-Combination	—	148,806	(167,648)
Less: Net loss (income) attributable to non-controlling interests	241,656	32,753	(1,677)
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(361,917)	(19,744)	—
Accretion of redeemable non-controlling interest	—	(1,176)	—
Net loss attributable to Amneal Pharmaceuticals, Inc.	(361,917)	(20,920)	—
Other comprehensive (loss) income:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(1,233)	(3,952)	(2,238)
Less: Reclassification of foreign currency translation adjustment included in net loss	3,413	—	803
Foreign currency translation adjustments, net	2,180	(3,952)	(1,435)
Less: Other comprehensive (income) loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	(1,721)	1,435
Unrealized gain on cash flow hedge, net of tax	16,373	—	—
Less: Other comprehensive (income) loss attributable to non-controlling interests	(10,058)	3,256	—
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	8,495	(2,417)	—
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(353,422)	$(23,337)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$151,197	$213,394
Restricted cash	1,625	5,385
Trade accounts receivable, net	604,390	481,495
Inventories	381,067	457,219
Prepaid expenses and other current assets	70,164	128,321
Related party receivables	1,767	830
Total current assets	1,210,210	1,286,644
Property, plant and equipment, net	477,997	544,146
Goodwill	419,504	426,226
Intangible assets, net	1,382,753	1,654,969
Deferred tax asset, net	—	373,159
Operating lease right-of-use assets	53,344	—
Operating lease right-of-use assets - related party	16,528	—
Financing lease right-of-use assets - related party	61,284	—
Other assets	44,270	67,592
Total assets	$3,665,890	$4,352,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$507,483	$514,440
Current portion of long-term debt, net	21,479	21,449
Current portion of operating lease liabilities	11,874	—
Current portion of operating and financing lease liabilities - related party	3,601	—
Current portion of financing obligation - related party	—	266
Related party payables	5,969	17,695
Total current liabilities	550,406	553,850
Long-term debt, net	2,609,046	2,630,598
Financing obligations - related party	—	39,083
Deferred income taxes	—	1,178
Liabilities under tax receivable agreement	—	192,884
Operating lease liabilities	43,135	—
Operating lease liabilities - related party	15,469	—
Financing lease liabilities - related party	61,463	—
Other long-term liabilities	39,583	38,780
Total long-term liabilities	2,768,696	2,902,523
Commitments and contingencies (Notes 5 & 20)
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both December 31, 2019 and 2018	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2019 and 2018; 147,070 and 115,047 shares issued at December 31, 2019 and 2018, respectively	1,470	1,151
Class B common stock, $0.01 par value, 300,000 shares authorized at both December 31, 2019 and 2018; 152,117 and 171,261 shares issued at December 31, 2019 and 2018, respectively	1,522	1,713
Class B-1 common stock, $0.01 par value, 18,000 shares authorized at both December 31, 2019 and 2018; no and 12,329 shares issued at December 31, 2019 and 2018, respectively	—	123
Additional paid-in capital	606,966	530,438
Stockholders' accumulated deficit	(377,880)	(20,920)
Accumulated other comprehensive loss	(68)	(7,755)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	232,010	504,750
Non-controlling interests	114,778	391,613
Total stockholders' equity	346,788	896,363
Total liabilities and stockholders' equity	$3,665,890	$4,352,736

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Equity / Members' Deficit

(in thousands)

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in	Stockholders' Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(361,917)	—	(241,656)	(603,573)
Cumulative-effective adjustment from adoption of Topic 842	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(729)	(504)	(1,233)
Stock-based compensation	—	—	—	—	—	—	21,679	—	—	—	21,679
Exercise of stock options	211	2	—	—	—	—	937	—	(7)	468	1,400
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	339	3	—	—	—	—	54	—	(7)	(1,163)	(1,113)
Redemption of Class B Common Stock	19,144	191	(19,144)	(191)	—	—	53,858	—	(795)	(53,063)	—
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	—	—	7,764	8,609	16,373
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,461	1,952	3,413
Balance at December 31, 2019	147,070	$1,470	152,117	$1,522	—	$—	$606,966	$(377,880)	$(68)	$114,778	$346,788

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Equity / Members' Deficit

(in thousands)

	Members'	Members' Accumulated	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in	Stockholders' Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total	Redeemable Non- Controlling
	Equity	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity	Interest
Balance at January 1, 2018	$2,716	$(382,785)	—	$—	—	$—	—	$—	$8,562	$—	$(14,232)	$10,157	$(375,582)	$—
Period Prior to the Combination
Net (loss) income	—	(148,806)	—	—	—	—	—	—	—	—	—	97	(148,709)	—
Cumulative-effective adjustment from adoption of ASU 2014-09 (Topic 606)	—	4,977	—	—	—	—	—	—	—	—	—	—	4,977	—
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	360	360	—
Distributions to members	—	(182,998)	—	—	—	—	—	—	(8,562)	—	—	—	(191,560)	—
PPU expense	158,757	—	—	—	—	—	—	—	—		—	—	158,757	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,721	—	1,721	—
Capital contribution by Amneal Holdings for employee bonuses	27,742	—	—	—	—	—	—	—	—	—	—	—	27,742	—
Period Subsequent to the Combination
Effect of the Combination	(189,215)	709,612	73,289	733	224,996	2,250	—	—	330,678	—	9,437	626,737	1,490,232	—
Redemption of Class B Common Stock for PIPE	—	—	34,520	345	(46,849)	(468)	12,329	123	165,180	—	(1,965)	(130,501)	32,714	—
Redemption of Class B Common Stock for distribution to PPU Holders	—	—	6,886	69	(6,886)	(69)	—	—	24,293	—	(289)	(19,181)	4,823	—
Net (loss) income	—	—	—	—	—	—	—	—	—	(19,744)	—	(32,917)	(52,661)	67
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,417)	(3,256)	(5,673)	—
Stock-based compensation	—	—	—	—	—	—	—	—	8,840	—	—	—	8,840	—
Exercise of stock options	—	—	352	4	—	—	—	—	2,184	—	(10)	1,619	3,797	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,176)	—	(10,532)	(11,708)	11,708
Non-controlling interests from acquisition of Gemini	—	—	—	—	—	—	—	—	—	—	—	2,518	2,518	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,775)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	(920)	—	—	(2,565)	(3,485)	—
Tax distribution	—	—	—	—	—	—	—	—	—	—	—	(48,955)	(48,955)	—
Other	—	—	—	—	—	—	—	—	183	—	—	(1,968)	(1,785)	—
Balance at December 31, 2018	$—	$—	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Equity / Members' Equity

(in thousands)

	Members'	Members' Accumulated	Additional Paid-in	Accumulated Other Comprehensive	Non- Controlling	Total
	Equity	Deficit	Capital	Loss	Interests	Equity
Balance at January 1, 2017	$2,675	$(175,168)	$—	$(12,797)	$9,345	$(175,945)
Net income	—	167,648	—	—	1,677	169,325
Dividend to non-controlling interest	—	—	—	—	(865)	(865)
Distributions to members	—	(375,265)	—	—	—	(375,265)
Foreign currency translation adjustment	—	—	—	(1,435)	—	(1,435)
Capital contribution	41	—	8,562	—	—	8,603
Balance at December 31, 2017	$2,716	$(382,785)	$8,562	$(14,232)	$10,157	$(375,582)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(603,573)	$(201,303)	$169,325
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from reduction of tax receivable agreement liability	(192,884)	(1,665)	—
Depreciation and amortization	207,235	137,403	45,936
Amortization of Levothyroxine Transition Agreement asset	36,393	10,423	—
Unrealized foreign currency loss (gain)	7,342	18,582	(30,823)
Amortization of debt issuance costs	6,478	5,859	4,585
Loss on extinguishment of debt	—	19,667	2,532
(Gain) loss on sale of international businesses, net	(7,258)	2,958	29,232
Intangible asset impairment charges	172,781	47,074	—
Non-cash restructuring and asset-related charges	12,459	11,295	—
Deferred tax provision (benefit)	371,716	(9,439)	742
Stock-based compensation and PPU expense	21,679	167,597	—
Inventory provision	82,245	44,539	3,771
Other operating charges and credits, net	7,309	(1,866)	9,935
Changes in assets and liabilities:
Trade accounts receivable, net	(132,726)	89,084	35,255
Inventories	(20,393)	(42,021)	(31,826)
Prepaid expenses, other current assets and other assets	38,870	8,775	(25,305)
Related party receivables	(939)	10,928	(5,485)
Accounts payable, accrued expenses and other liabilities	(10,257)	(53,547)	18,105
Related party payables	5,228	(14,113)	8,208
Net cash provided by operating activities	1,705	250,230	234,187
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,181)	(83,088)	(94,771)
Acquisition of product rights and licenses	(50,250)	(14,000)	(19,500)
Acquisitions, net of cash acquired	—	(324,634)	—
Proceeds from surrender of corporate owned life insurance	43,017	—	—
Proceeds from sales of property, plant and equipment	—	25,344	—
Proceeds from sale of international businesses, net of cash sold	34,834	—	15,717
Net cash used in investing activities	(19,580)	(396,378)	(98,554)
Cash flows from financing activities:
Payments of deferred financing costs and debt extinguishment costs	—	(54,955)	(5,026)
Proceeds from issuance of debt	—	1,325,383	250,000
Payments of principal on debt and capital leases	(27,000)	(617,051)	(13,625)
Net (payments) borrowings on revolving credit line	—	(75,000)	50,000
Payments of principal on financing obligation - related party	—	(243)	(274)
Proceeds from exercise of stock options	1,400	3,797	—
Employee payroll tax withholding on restricted stock unit vesting	(926)	—	—
Equity contributions	—	27,742	40
Capital contribution from (dividend to) non-controlling interest	—	360	(865)
Acquisition of redeemable non-controlling interest	—	(11,775)	—
Acquisition of non-controlling interest	(3,543)	—	—
Tax distribution to non-controlling interest	(13,494)	(35,543)	—
Distributions to members	—	(182,998)	(375,265)
Payments of principal on financing lease - related party	(2,270)	—	—
Repayment of related party notes	—	(92,042)	—
Net cash (used in) provided by financing activities	(45,833)	287,675	(95,015)
Effect of foreign exchange rate on cash	(2,249)	(670)	(242)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(65,957)	140,857	40,376
Cash, cash equivalents, and restricted cash - beginning of period	218,779	77,922	37,546
Cash, cash equivalents, and restricted cash - end of period	$152,822	$218,779	$77,922
Cash and cash equivalents - end of period	$151,197	$213,394	$74,166
Restricted cash - end of period	1,625	5,385	3,756
Cash, cash equivalents, and restricted cash - end of period	$152,822	$218,779	$77,922
Supplemental disclosure of cash flow information:
Cash paid for interest	$158,568	$131,505	$65,086
Cash received (paid), net for income taxes	$10,255	$34,952	$(5,780)
Supplemental disclosure of non-cash investing and financing activity:
Acquisition of non-controlling interest	$—	$3,485	$—
Tax distribution to non-controlling interest	—	13,412	—
Distribution to members	—	8,562	—
Receivable from the sale of international businesses	—	—	1,936
Note payable resulting from the Ireland building purchase	—	—	14,758
Transaction costs paid by Amneal Holdings	$—	$—	$8,561

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

Amneal was formed in 2002 and operates through various subsidiaries. Amneal is a vertically integrated developer, manufacturer, and seller of generic pharmaceutical products. Amneal’s pharmaceutical research includes analytical and formulation development and stability. Amneal has operations in the United States, India, and Ireland.  Amneal sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.

On October 17, 2017, Amneal, Impax, the Company and Merger Sub entered into the Business Combination Agreement, as amended on November 21, 2017 and December 16, 2017 (the "BCA").

On May 4, 2018, pursuant to the BCA, Impax and Amneal combined the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal to create the Company as a new generics and specialty pharmaceutical company listed on the New York Stock Exchange, through the following transactions (together, the "Combination," and the closing of the Combination, the "Closing"): (i) Merger Sub merged with and into Impax, with Impax surviving as a direct wholly owned subsidiary of the Company, (ii) each share of Impax’s common stock, par value $0.01 per share ("Impax Common Stock"), issued and outstanding immediately prior to the Closing, other than Impax Common Stock held by Impax in treasury, by the Company or by any of their respective subsidiaries, was converted into the right to receive one fully paid and non-assessable share of Class A common stock of the Company, par value $0.01 per share ("Class A Common Stock"), (iii) Impax converted to a Delaware limited liability company, (iv) the Company contributed to Amneal all of the Company’s equity interests in Impax, in exchange for Amneal common units ("Amneal Common Units"), (v) the Company issued an aggregate number of shares of Class B common stock of the Company, par value $0.01 per share ("Class B Common Stock," and collectively, with the Class A Common Stock and Class B-1 common stock of the Company, par value $0.01 , ("Class B-1 Common Stock"), the "Company Common Stock" to APHC Holdings, LLC, (formerly Amneal Holdings, LLC), the parent entity of Amneal as of the Closing ("Holdings"), and (vi) the Company became the managing member of Amneal.

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

In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855 million.  Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis. On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage of the non-controlling interest holders upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%.  As of December 31, 2019, the overall interest percentage of the non-controlling interest holders was approximately 51%.

On July 5, 2018, Holdings distributed to its members (collectively, the "Amneal Group") all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of December 31, 2019 and 2018, Holdings did not hold any equity interest in Amneal or the Company.

The Company is a holding company, whose principal assets are Amneal Common Units.

During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all (12.3 million) of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The rights of Class A Common Stock and Class B-1 Common Stock are identical, except that the Class B-1 Common Stock had certain director appointment rights and the Class B-1 Common Stock had no voting rights (other than with respect to its director appointment right and as otherwise required by law).

2. Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated.

Principles of Consolidation

Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company’s consolidated financial statements are a continuation of Amneal’s financial statements, with adjustments to equity to reflect the Combination, the PIPE Investment and non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Prior to the closing of the Combination and PIPE Investment, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and the matters contemplated by the BCA and had no operations and no material assets or liabilities. The current year results and balances may not be comparable to prior years as the current year includes the full year impact of the Combination, the year ended December 31, 2018 includes the impact of the Combination from May 4, 2018 to December 31, 2018, and the year ended December 31, 2017 does not include the impact of the Combination.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and associated ASUs (collectively "Topic 606"), which sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific sections of revenue recognition guidance that have historically existed.

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

Stock-Based Compensation

The Company’s stock-based compensation consists of stock options, restricted stock units ("RSUs") and market performance-based restricted stock units (“MPRSUs”) awarded to employees and non-employee directors. Stock options are measured at their fair value on the grant date or date of modification, as applicable. RSUs are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted for as a reduction in stock-based compensation expense in the period such awards are forfeited. The Company's policy is to issue new shares upon option exercises and the vesting of RSUs and MPRSUs.

Foreign Currencies

The Company has operations in the U.S., India, Ireland, and other international jurisdictions.  The results of its non-U.S. dollar based operations are translated to U.S. Dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Investment accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’/members’ deficit in the consolidated balance sheet and are included in the determination of comprehensive income. Transaction gains and losses are included in the determination of net (loss) income in the Company consolidated statements of operations as a component of foreign exchange gains and losses. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of three months or less. A portion of the Company’s cash flows are derived outside the U.S. As a result, the Company is subject to market risk associated with changes in foreign exchange rates. The Company maintains cash balances at both U.S.-based and foreign-based commercial banks. At various times during the year, cash balances in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation.

Restricted Cash

At December 31, 2019 and 2018, respectively, the Company had restricted cash balances of $2 million and $5 million in its bank accounts primarily related to the purchase of certain land and equipment.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost less accumulated depreciation. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Buildings	30 years
Computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of asset's useful life or remaining life of lease
Machinery and equipment	5 - 10 years
Vehicles	5 years

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

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches.  If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.

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

Financial Instruments

The Company minimizes its risks from interest fluctuations through its normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The Company does not use leveraged derivative financial instruments.  Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value.  For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss), net of income taxes and subsequently amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows.  Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item.

Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet criteria under ASC 815, Derivatives and Hedging, may qualify for the “short-cut method” of assessing effectiveness.  The short-cut method allows the Company to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. Unless, critical terms change, no further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed.

For a hedging relationship that does not qualify for the short-cut method, the Company measures its effectiveness using the “hypothetical derivative method”, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative.  At inception and quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item.  The Company compares the change in the fair value of the actual interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that match the hedged interest rate payments.  After the initial quantitative assessment, this analysis is performed on a qualitative basis and, if it is determined that the hedging relationship was and continues to be highly effective, no further analysis is required.

All components of each derivative financial instrument's gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss) net of income taxes, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive income (loss) are classified into earnings immediately.

The Company is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements.  Upon inception and quarterly thereafter, the Company makes judgments on each counterparty’s creditworthiness for nonperformance by counterparties.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

Comprehensive Loss

Comprehensive loss includes net loss and all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes foreign currency translation adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized gains on cash flows hedges, net of income taxes.

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

Shipping Costs

The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $15 million, $21 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.  These reclassifications did not have a material impact on the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows or notes to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes.  The Company has elected to early adopt ASU 2019-12 effective January 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, which was subsequently supplemented by clarifying guidance (collectively, "Topic 842") to improve financial reporting of leasing transactions. Topic 842 requires a lessee to recognize most leases, including those classified as operating, on its balance sheets as right of use ("ROU") assets and lease liabilities and requires disclosure of additional key information about leases.

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

The transition guidance of Topic 842 also required the Company to de-recognize the build to suit accounting associated with a related party lease for integrated manufacturing and office space and recognize that transaction as a financing lease as of January 1, 2019. The resulting de-recognition reduced leasehold improvements and a financing obligation by $24 million and $39 million, respectively, and increased non-controlling interests and stockholders' accumulated deficit, net of income taxes, by $9 million and $5 million, respectively. The arrangement was then recognized as a financing lease with an ROU asset and lease liability of $64 million on January 1, 2019. Leases with related parties, the details of which are described in Note 23. Related Party Transactions, are presented separately in the Company's balance sheets.

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

For further details regarding the Company's leases, refer to Note 12. Leases.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 effective January 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

The Company adopted ASU 2017-12, Changes to Accounting for Hedging Activities, effective January 1, 2019, which eliminates the requirement to separately measure and report hedge ineffectiveness among other items.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 82): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, and early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance that changes the impairment model for most financial assets including trade receivables and certain other instruments that are not measured at fair value through net income. The standard will replace today’s "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company for the annual period beginning after December 15, 2019.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Divestitures

Acquisitions

AvKARE and R&S Purchase Agreement

On December 10, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) to acquire approximately 65% of AvKARE Inc., a Tennessee corporation (“AvKARE”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”).  AvKARE is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.

On January 31, 2020, the Company completed the acquisitions for a purchase price of $299 million, which included cash of $255 million and long-term promissory notes to the sellers of $44 million.  The cash purchase price was funded by $76 million of cash on hand and debt of $179 million. The Company expects the acquisitions will be accounted for as business combinations.

Impax Acquisition

On May 4, 2018, the Company completed the Combination, as described in Note 1. Nature of Operations and Basis of Presentation.  For the years ended December 31, 2019 2018 and 2017, transaction costs associated with the Impax acquisition of $23 million $9 million were recorded in acquisition, transaction-related and integration expenses (none in 2019).

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

Final Fair Values As of December 31, 2019
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

Gemini is a pharmaceutical company with a portfolio that includes licensed and owned, niche and mature branded products. Gemini was a related party of the Company; refer to Note 23. Related Party Transactions, for further details.

For the year ended December 31, 2018, transaction costs associated with the Gemini acquisition of $0.4 million were recorded in acquisition, transaction-related and integration expenses (none for the year ended December 31, 2019). The Gemini acquisition was accounted for under the acquisition method of accounting.

The following is a summary of the purchase price allocation for the Gemini acquisition (in thousands):

Final Fair Values As of December 31, 2019
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

The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities.  The Company obtained this information during due diligence and through other sources.  In the months after closing, as the Company obtained additional information about these assets and liabilities and learned more about the newly acquired business, it was able to refine the estimates of fair value and more accurately allocate the purchase price.  Only items identified as of the acquisition date were considered for subsequent adjustment.

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

Unaudited Pro Forma Information

The unaudited pro forma combined results of operations for the years ended December 31, 2018 and 2017 (assuming the closing of the Combination occurred on January 1, 2016) are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Net revenue	$1,839,083	$1,809,441
Net loss	(163,915)	(340,223)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(30,270)	$(109,920)

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

Divestitures

UK Divestiture

On March 30, 2019, the Company sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for net cash consideration of approximately $32 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, the Company recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within gain (loss) on sale of international business for the year ended December 31, 2019. As part of the disposition, the Company entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.

Germany Divestiture

On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary, which comprised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019. The carrying value of the net assets sold was $7 million, including goodwill of $0.5 million. As a result of the sale, the Company recognized a pre-tax loss of $2 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses, within gain (loss) on sale of international business for the year ended December 31, 2019. As part of the disposition, the Company also entered into a license and supply agreement with EVER to supply certain products for an 18 month period.

Australia Divestiture

On August 31, 2017, Amneal sold 100% of the equity of its Australian business, Amneal Pharma Pty Ltd, to Arrow Pharmaceuticals Pty Ltd (“Arrow”) for cash consideration of $10 million which was received in October 2017. The consideration received was subject to certain working capital adjustments. The carrying value of the net assets sold was $32 million, including intangible assets of $14 million and goodwill of $2 million. As a result of the sale, Amneal recognized a loss of $24 million, inclusive of divestiture costs of $2 million and a release of foreign currency translation adjustment loss of $0.4 million, within the gain (loss) on sale of certain international businesses for the year ended December 31, 2017.

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

Concentration of Revenue

The Company's three largest customers account for approximately 81%, 83% and 79% of total gross sales of products for the years ended December 31, 2019, 2018 and 2017, respectively.

Disaggregated Revenue

The Company's significant therapeutic classes for each of its reportable segments, as determined based on net revenue for each of the years ended December 31, 2019, 2018 and 2017 are set forth below (in thousands):

	Year ended December 31, 2019
	Generics	Specialty	Total
Anti Infective	$36,320	$—	$36,320
Hormonal/Allergy	364,658	45,547	410,205
Antiviral	27,488	—	27,488
Central Nervous System	423,416	235,846	659,262
Cardiovascular System	117,065	—	117,065
Gastroenterology	42,783	4,223	47,006
Oncology	62,721	—	62,721
Metabolic Disease/Endocrine	55,786	894	56,680
Respiratory	34,920	—	34,920
Dermatology	60,186	—	60,186
Other	60,041	31,020	91,061
Total US product revenue	1,285,384	317,530	1,602,914
Royalties	2,859	—	2,859
International	20,600	—	20,600
Total	$1,308,843	$317,530	$1,626,373

	Year ended December 31, 2018
	Generics	Specialty	Total
Anti Infective	$37,988	$—	$37,988
Hormonal/Allergy	246,765	29,048	275,813
Antiviral	44,334	—	44,334
Central Nervous System	476,046	146,812	622,858
Cardiovascular System	182,990	—	182,990
Gastroenterology	52,878	1,141	54,019
Oncology	40,347	—	40,347
Metabolic Disease/Endocrine	68,448	1,306	69,754
Respiratory	49,651	—	49,651
Dermatology	40,010	—	40,010
Other	139,580	45,653	185,233
Total US product revenue	1,379,037	223,960	1,602,997
Royalties	294	—	294
International	59,700	—	59,700
Total	$1,439,031	$223,960	$1,662,991

	Year ended December 31, 2017
	Generics	Specialty	Total
Anti Infective	$24,243	$—	$24,243
Hormonal/Allergy	141,146	—	141,146
Antiviral	47,539	—	47,539
Central Nervous System	347,366	—	347,366
Cardiovascular System	146,270	—	146,270
Gastroenterology	39,500	—	39,500
Oncology	29,440	—	29,440
Metabolic Disease/Endocrine	40,085	—	40,085
Respiratory	36,602	—	36,602
Dermatology	19,778	—	19,778
Other	74,627	—	74,627
Total US product revenue	946,596	—	946,596
Royalties	12,522	—	12,522
International	74,536	—	74,536
Total	$1,033,654	$—	$1,033,654

A rollforward of the major categories of sales-related deductions for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at January 1, 2017	$366,848	$18,438	$46,195	$8,057
Provision related to sales recorded in the period	2,489,681	79,837	24,571	25,982
Credits/payments issued during the period	(2,402,826)	(77,867)	(25,591)	(21,128)
Balance at December 31, 2017	453,703	20,408	45,175	12,911
Liabilities assumed from acquisitions	222,970	11,781	102,502	51,618
Provision related to sales recorded in the period	3,463,983	117,010	85,996	104,664
Credits/payments issued during the period	(3,311,060)	(113,042)	(79,170)	(94,991)
Balance at December 31, 2018	829,596	36,157	154,503	74,202
Provision related to sales recorded in the period	4,628,084	136,005	104,664	202,635
Credits/payments issued during the period	(4,627,873)	(137,854)	(108,806)	(161,877)
Balance at December 31, 2019	$829,807	$34,308	$150,361	$114,960

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

On November 9, 2018, the Company entered into a transition agreement ("Transition Agreement") with Lannett Company (“Lannett”) and JSP. Under the terms of the agreement, the Company assumed the distribution and marketing of Levothyroxine from Lannett beginning December 1, 2018 through March 22, 2019 (the “Transition Period”), ahead of the commencement date of the license and supply agreement with JSP described above.

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett in November 2018. For the years ended December 31, 2019 and 2018, $37 million and $10 million, respectively, were expensed to costs of goods sold, as the company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the Transition Period, all of which is due to Lannett as of December 31, 2019.

Biosimilar Licensing and Supply Agreement

On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For the years ended December 31, 2019 and 2018, the Company expensed milestone payments of $5 million and $5 million, respectively, in research and development expense.

Adello License and Commercialization Agreement

On October 1, 2017, Amneal and Adello Biologics, LLC ("Adello"), a related party, entered into a license and commercialization agreement. Adello granted Amneal an exclusive license, under its New Drug Application, to distribute and sell two bio-similar products in the U.S. Adello is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10 years from the respective product’s launch date.

In connection with the agreement, Amneal paid an upfront amount of $2 million in October 2017 for execution of the agreement which was expensed in research and development expenses. The agreement also provides for potential future milestone payments to Adello of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs. The research and development expenses for payments made to Adello during the years ended December 31, 2019 and 2018 were immaterial.

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

In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of goods sold for royalties under this agreement of $19 million and $15 million for the years ended December 31, 2019 and 2018, respectively.

6. Restructuring and Other Charges

During the three months ended June 30, 2018, in connection with the Combination, the Company committed to a restructuring plan to achieve cost savings. The Company expected to integrate its operations and reduce its combined cost structure through workforce reductions that eliminated duplicative positions and consolidated certain administrative, manufacturing and research and development facilities. In connection with this plan, the Company announced on May 10, 2018 that it intended to close its Hayward, California-based operations.

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

The following table sets forth the components of the Company's restructuring and asset-related charges for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Employee restructuring separation charges (1)	$11,121	$45,118	$—
Asset-related charges (2)	12,459	11,295	—
Total employee and asset-related restructuring charges	23,580	56,413	—
Other employee severance charges(3)	10,765	—	—
Total restructuring and other charges	$34,345	$56,413	$—

(1)

Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plans at the Company's Hauppauge, NY, Hayward, CA and other facilities.

(2)	Asset-related charges are primarily associated with the impairment of property, plant and equipment and right of use asset in connection with the closing of the Company’s Hauppauge, NY facility.
(3)	For the year ended December 31, 2019, other employee severance charges are primarily associated with the resignation of the Company’s former Chief Executive Officer and other former senior executives.

The charges related to restructuring impacted segment earnings as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Generics	$20,101	$33,943	$—
Specialty	391	4,076	—
Corporate	3,088	18,394	—
Total employee and asset-related restructuring charges	$23,580	$56,413	$—

The following table shows the change in the employee separation-related liability associated with the Plans, of which $3 million is included in accounts payable and accrued expenses and $1 million is included in other long-term liabilities (in thousands):

Employee Restructuring
Balance at December 31, 2018	$22,112
Charges to income	11,121
Payments	(29,333)
Balance at December 31, 2019	$3,900

7. Acquisition, Transaction-Related and Integration Expenses

The following table sets forth the components of the Company’s acquisition, transaction-related and integration expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Years Ended December 31,
	2019	2018	2017
Acquisition, transaction-related and integration expenses (1)	$16,388	$35,319	$9,403
Profit participation units (2)	—	158,757	—
Transaction-related bonus (3)	—	27,742	—
Total	$16,388	$221,818	$9,403

(1)

For the year ended December 31, 2018, acquisition, transaction-related and integration expenses include professional service fees (e.g. legal, investment banking and accounting), information technology systems conversions, and contract termination/renegotiation costs.  For the year ended December 31, 2019, these costs primarily consist of integration costs.

(2)

Profit Participation Units expense relates to the accelerated vesting of certain of Amneal's profit participation units that occurred prior to the Closing of the Combination for current and former employees of Amneal for service prior to the Combination (see additional information in the paragraph below and Note 21. Stockholders' Equity).

(3)

Transaction-related bonus is a cash bonus that was funded by Holdings for employees of Amneal for service prior to the closing of the Combination (see additional information in Note 21. Stockholders' Equity).

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

In connection with the Combination, the Company recorded a deferred tax asset for its outside basis difference in its investment in Amneal, which was $306 million at May 4, 2018.  Also, in connection with the Combination, the Company recorded a deferred tax asset of $55 million related to the net operating loss of Impax from January 1, 2018 through May 4, 2018 as well as certain federal and state credits and interest carryforwards of Impax that were attributable to the Company.

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

In assessing the need for a valuation allowance, the Company established a valuation allowanced based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.  The Company estimated that as of December 31, 2019 it will have generated a cumulative consolidated three year pre-tax loss.  As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore recorded a valuation allowance, which amounted to $470 million as of December 31, 2019 to reduce the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.

In connection with the Combination, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA (including imputed interest).  In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $193 million, which resulted in a gain recorded in other income (expense), net for the year ended December 31, 2019.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA.   As noted above, the Company has determined it is more-likely-than-not we will be unable to utilize all of its DTAs subject to TRA; therefore, it has reversed the liability under the TRA related to the tax savings we may realize from common units sold or exchanged through December 31, 2019. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, the Company will record liabilities under the TRA of up to an additional $202 million as a result of basis adjustments under Internal Revenue Code Section 754, which will be recorded through charges to other income (expense), net.  However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA.  Should the Company determine that all or a portion of the DTA is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.

For the years ended December 31, 2019, 2018, and 2017 the Company's provision for (benefit from) income taxes and effective tax rates were $383 million and 174%, ($1 million) and 0.7%, and $2 million and 1.2%, respectively.

The change in income taxes for the year ended December 31, 2019 compared to the prior year period was primarily due to the provision to record the valuation allowance against the Company’s DTAs.  The change was also due to the change in the Company's legal structure subsequent to the Combination. Prior to the Combination, as a limited liability company, income taxes were only provided for the international subsidiaries as all domestic taxes flowed to the members. Subsequent to May 4, 2018, domestic income taxes were also provided for the Company's allocable share of income or losses from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates.  The change in income taxes for the year ended December 31, 2018 compared to the prior year period was primarily due to the change in the Company's legal structure which occurred in May 2018 due to the Combination.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is not currently under income tax audit in any jurisdiction, and it will file its first income tax returns for the period ended December 31, 2019. Impax's federal tax filings for the 2015, 2016 and 2017 tax years are currently under audit and these are the only tax years open under the IRS statute of limitations for Impax. If there were adjustments to the attributes of Impax, they could impact the carryforward losses at the Company, which is the successor in interest to Impax. The Amneal partnership was audited for the tax year ended December 31, 2015 without any adjustments to taxable income. Income tax returns are generally subject to examination for a period of 3 years in the U.S. The statute of limitations for the 2016 and 2017 tax years will, therefore, expire no earlier than 2020 and 2021, respectively. However, any adjustments to the Amneal partnership 2016 or 2017 tax years would be pre-transaction when the Company had no ownership interest in Amneal. Under the partnership income tax regulations and audit guidelines, the Company is not responsible for any hypothetical pre-transaction income tax liabilities which pass through to the owners as of the year of any potential income tax adjustment. Neither the Company nor any of its other affiliates is currently under audit for state income tax.

The components of the Company's (loss) income before income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(291,608)	$(138,484)	$275,235
International	71,366	(64,238)	(103,912)
Total (loss) income before income taxes	$(220,242)	$(202,722)	$171,323

The provision for (benefit from) income taxes is comprised of the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Domestic	$(2,760)	$2,299	$—
Foreign	14,375	5,721	1,256
Total current income tax	11,615	8,020	1,256
Deferred:
Domestic	365,546	(2,967)	—
Foreign	6,170	(6,472)	742
Total deferred income tax	371,716	(9,439)	742
Total provision for (benefit from) income tax	$383,331	$(1,419)	$1,998

The effective tax rate for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Federal income tax at the statutory rate	21.0%	21.0%	—%
State income tax, net of federal benefit	(15.1)%	(1.1)%	—%
Losses for which no benefit has been recognized	(25.8)%	(12.3)%	10.6%
Foreign rate differential	(5.5)%	(6.3)%	(6.5)%
TRA Revaluation	18.4%	0.2%	—%
Valuation Allowance	(168.2)%	—%	—%
Other	1.2%	(0.8)%	(2.9)%
Effective income tax rate	(174.0)%	0.7%	1.2%

Prior to the Combination, the provision was primarily due to certain limited liability company entity-level taxes and foreign taxes being recorded for Amneal prior to the Combination. Subsequent to May 4, 2018, federal income taxes were also provided related to the Company’s allocable share of income (losses) from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates. No United States federal income taxes were incurred by the partnership in the year ended December 31, 2017.

The increase in effective income tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018, is primarily due to the provision to record the valuation allowance against the Company’s DTAs.

The decrease in effective income tax rate for the year ended December 31, 2018 compared to the year ended December 31, 2017, is primarily due to losses attributable to the non-controlling interest.

The following table summarizes the changes in the Company's valuation allowance on deferred tax assets for the period indicated for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$41,235	$41,617	$42,231
Increases (decreases) due to net operating losses and temporary differences	424,692	(382)	23,286
Increase recorded against APIC	4,266	—	—
Divestitures	—	—	(23,900)
Balance at the end of the period	$470,193	$41,235	$41,617

At December 31, 2019, the Company has approximately $142 million of foreign net operating loss carry forwards.  These net operating loss carry forwards will partially expire, if unused, between 2021 and 2025.  In 2019, the Company fully utilized $242 million foreign net operation loss carry forwards in Switzerland, due to realization of a capital gain transaction. At December 31, 2018, the Company had approximately $438 million of federal and $144 million of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely, and the majority of the state net operating losses will expire, if unused, between 2034 and 2039.  At December 31, 2019, the Company had approximately $2 million of federal R&D credit carry forwards and $10 million of state R&D credit carry forwards.  The majority of the federal R&D credit carry forwards will expire if unused, between 2038 and 2040 and the majority of state credits can be carried forward indefinitely.

The tax effects of temporary differences that give rise to future income tax benefits and payables as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Partnership interest in Amneal	$226,049	$240,044
Projected imputed interest on TRA	25,278	9,838
Net operating loss carryforward	119,088	107,942
IRC Section 163(j) interest carryforward	44,978	33,789
Capitalized costs	—	900
Accrued expenses	304	4,298
Intangible assets	31,677	1,553
Tax credits and other	22,819	16,030
Total deferred tax assets	470,193	414,394
Valuation allowance	(470,193)	(41,235)
Net deferred tax assets	—	373,159
Deferred tax liabilities:
Intangible assets	—	(1,178)
Total deferred tax liabilities	—	(1,178)
Net deferred tax assets (liabilities)	$—	$371,981

The Company's Indian subsidiaries are primarily export-oriented and in some cases are eligible for certain limited income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Amneal’s SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2028 to 2030. Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.9%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternate Tax (MAT), at the rate of 21.5%.  The Company established a full valuation allowance against its deferred tax assets in India due to its reliance on intercompany sales for US distribution.  For the years ended December 31, 2019, 2018 and 2017, the effect of income tax holidays granted by the Indian government reduced the overall income tax provision and decreased net loss/increased net income by approximately $4 million, $2 million and $2 million, respectively.

In December 2019, the Company completed an intra-entity sale of certain of its intellectual property rights from its Swiss subsidiary to its Irish subsidiary, where its international business is headquartered. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in approximately $60 million of taxable income under its Swiss Mixed Company Ruling. The transaction also resulted in a step-up of the Irish tax basis, subject to a realizability analysis. The Company established a full valuation against this deferred tax asset.

The Company accounts for income tax contingencies using the benefit recognition model. The Company will recognize a benefit if a tax position is more likely than not to be sustained upon audit, based solely on the technical merits. The benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. During the year ended December 31, 2017, the Company did not have an accrual for uncertain tax positions. The amount of unrecognized tax benefits at December 31, 2019 and 2018, was $6 million and $7 million, respectively, of which $6 million and $7 million would impact the Company’s effective tax rate if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in provision for (benefit from) income taxes. Net interest expense related to unrecognized tax benefits for the years ended December 31, 2019 and 2018 was $0.4 million and $0.2 million, respectively. Accrued interest expense as of December 31, 2019 and 2018 was $1 million and $0.6 million, respectively. Income tax penalties are included in provision for (benefit from) income taxes. Accrued tax penalties as of December 31, 2019 and 2018 were immaterial.

A rollforward of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at the beginning of the period	$7,206	$—	$—
Gross change for current period positions	83	182	—
Gross change for prior period positions	(732)	2,346	—
Gross change due to Combination	—	5,208	—
Decrease due to expiration of statutes of limitations	—	(530)	—
Decrease due to settlements and payments	(381)	—	—
Unrecognized tax benefits at the end of the period	$6,176	$7,206	$—

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is not currently under income tax audit in any jurisdiction and filed its first income tax returns for the period ended December 31, 2018. The Amneal partnership was audited for the tax year ended December 31, 2015 without any adjustments to taxable income. Income tax returns are generally subject to examination for a period of 3 years in the U.S. The statute of limitations for the 2016 and 2017 tax years will, therefore, expire no earlier than 2020. However, any adjustments to the 2017 tax year would be pre-transaction when the Company had no ownership interest in Amneal. Under the partnership income tax regulations and audit guidelines, the Company is not responsible for any hypothetical pre-transaction income tax liabilities which pass through to the owners as of the year of any potential income tax adjustment. The IRS statute of limitations is open for the 2016, 2017 and 2018 tax years for the Company’s Impax subsidiary. If there were adjustments to the attributes of Impax, they could impact the carryforward losses at the Company, which is the successor in interest to Impax. Neither the Company nor any of its other affiliates is currently under audit for state income tax.

In India, the income tax return for fiscal year ending March 31, 2018 is currently being reviewed by tax authorities as part of the normal procedures and Amneal is not expecting any material adjustments. In Switzerland, income tax returns for the periods ended December 31, 2017 and 2016 are currently being examined by the Swiss tax authorities.  Amneal is not expecting any material adjustments.  There are no other income tax returns in the process of examination, administrative appeal, or litigation. Income tax returns are generally subject to examination for a period of 3 years, 5 years, and 2 years after the tax year in India, Switzerland, and United Kingdom, respectively.

Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $79 million of undistributed earnings of foreign subsidiaries as at December 31, 2019. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.

The Company continuously monitors government proposals to make changes to tax laws, including comprehensive tax reform in the United States and proposed legislation in certain foreign jurisdictions resulting from the adoption of the Organization for Economic Cooperation and Development policies.

For the year ended December 31, 2019, the Company recorded global intangible low-taxed income ("GILTI") of $30 million, upon which no tax expense was recorded due to the full valuation allowance.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(361,917)	$(20,920)	$—

Denominator:
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding-basic and diluted (1)	132,106	127,252

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic and diluted	$(2.74)	$(0.16)

(1)

During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all (12.3 million) of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company.

The allocation of net loss to the holders of shares of Class A Common Stock and Class B-1 Common Stock began following the closing of the Combination on May 4, 2018. Shares of the Company's Class B Common Stock do not share in the earnings or losses of the Company and, therefore, are not participating securities.  As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands).

	Years Ended December 31,
	2019	2018	2017
Stock options (1)	6,177	5,815	—
Restricted stock units (1)	2,478	1,331	—
Performance stock units (1)	159	—	—
Shares of Class B Common Stock (2)	152,117	171,261	—

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

10. Trade Accounts Receivable, Net

Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Gross accounts receivable	$1,470,706	$1,349,588
Allowance for doubtful accounts	(2,201)	(2,340)
Contract charge-backs and sales volume allowances	(829,807)	(829,596)
Cash discount allowances	(34,308)	(36,157)
Subtotal	(866,316)	(868,093)
Trade accounts receivable, net	$604,390	$481,495

Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2019, equal to 39%, 25%, and 25%, respectively. Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2018, equal to 30%, 28%, and 24%, respectively.

11. Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$172,159	$181,654
Work in process	58,188	54,152
Finished goods	150,720	221,413
Total inventories	$381,067	$457,219

On September 13, 2019, the FDA announced that ranitidine may potentially contain NDMA, which is classified as a probable human carcinogen.  As a precautionary measure, the Company immediately halted shipments of ranitidine-based products and began evaluation of its externally sourced ranitidine active pharmaceutical ingredient.  Based on the FDA’s November 1, 2019 statement summarizing their NDMA results to date for numerous ranitidine products on the market, the Company made the decision to conduct a voluntary recall of its ranitidine-based products.

During the year ended of December 31, 2019, the Company recorded a charge of $5 million to cost of goods sold in its Generics segment to write-down the net realizable value of its ranitidine-based product inventory to zero.

12. Leases

The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, research and development facilities, land, and manufacturing equipment. The Company's leases have remaining lease terms of 1 year to 24 years (excluding international land easements ranging from 30 – 99 years).  Rent expense for the twelve months ended December 31, 2019, 2018 and 2017 was $26 million, $18 million, and $17 million, respectively.

The Company recorded $2 million in impairment charges associated with operating lease right of use assets during the year ended December 31, 2019, which were primarily associated with its Hauppauge, NY facility, because the Company’s forecasts did not support recoverability of the assets.  For further details, see Note 6. Restructuring and Other Charges.

The components of total lease costs were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost (1)	$22,544
Finance lease cost:
Amortization of right-of-use assets	3,468
Interest on lease liabilities	4,641
Total finance lease cost	8,109
Total lease cost	$30,653

(1)	Includes variable and short-term lease costs.

Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2019
Operating lease right-of-use assets	$53,344
Operating lease right-of-use assets - related party	16,528
Total operating lease right-of-use assets	$69,872

Operating lease liabilities	$43,135
Operating lease liabilities - related party	15,469
Current portion of operating lease liabilities	11,874
Current portion of operating and financing lease liabilities - related party	2,547
Total operating lease liabilities	$73,025

Financing leases
Financing lease right of use assets - related party	61,284
Total financing lease right-of-use assets	$61,284

Financing lease liabilities - related party	61,463
Current portion of operating and financing lease liabilities - related party	1,054
Total financing lease liabilities	$62,517

In addition to the table above, as of December 31, 2019, right of use assets of $11 million, short-term lease liabilities of $1 million and long-term lease liabilities of $4 million associated with our financing leases are recorded in other assets, accounts payable and accrued expenses and other long-term liabilities, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,272
Operating cash flows from operating leases	20,122
Financing cash flows from finance leases	2,256
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,874

The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

December 31, 2019
Weighted average remaining lease term - operating leases	6 years
Weighted average remaining lease term - finance leases	22 years
Weighted average discount rate - operating leases	6.8%
Weighted average discount rate - finance leases	7.1%

Maturities of lease liabilities as of December 31, 2019 were as follow (in thousands):

	Operating Leases	Financing Leases
2020	$18,970	$5,474
2021	17,052	5,474
2022	13,426	5,474
2023	11,244	5,474
2024	9,864	5,474
2025	7,143	5,474
Thereafter	12,846	95,792
Total lease payments	90,545	128,636
Less: Imputed interest	(17,520)	(66,119)
Total	$73,025	$62,517

As disclosed in the Company's 2018 Annual Report on Form 10-K, under the previous lease accounting standard, the table below reflects the future minimum lease payments, including reasonably assured renewals, due under non-cancelable leases and a related-party financing obligation as of December 31, 2018 (in thousands):

	Operating Leases	Financing Obligation
2019	$25,885	$5,474
2020	12,071	5,474
2021	11,105	5,474
2022	10,329	5,474
2023	10,043	5,474
Thereafter	28,128	107,196
Total lease payments	97,561	134,566
Less: Imputed interest	—	(95,217)
Total	$97,561	$39,349

For additional information regarding lease transactions between related parties, refer to Note 23. Related Party Transactions.

13. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Deposits and advances	$1,123	$2,142
Prepaid insurance	3,858	6,094
Prepaid regulatory fees	4,016	4,924
Levothyroxine transition contract asset (1)	—	36,393
Income tax receivable	13,740	29,625
Prepaid taxes	3,255	—
Other current receivables	15,996	16,979
Other prepaid assets	28,176	32,164
Total prepaid expenses and other current assets	$70,164	$128,321

(1)	For further details on the Levothyroxine transition contract asset, refer to Note 5. Alliance and Collaboration.

14. Property, Plant, and Equipment, Net

Property, plant, and equipment, net is comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Land	$4,387	$3,907
Buildings	203,424	233,185
Leasehold improvements	103,186	96,064
Machinery and equipment	326,045	334,351
Furniture and fixtures	10,744	10,779
Vehicles	1,330	1,506
Computer equipment	40,523	33,019
Construction-in-progress	64,403	40,771
Total property, plant, and equipment	754,042	753,582
Less: Accumulated depreciation	(276,045)	(209,436)
Property, plant, and equipment, net	$477,997	$544,146

Depreciation recognized by the Company is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Depreciation	$63,283	$64,417	$41,962

On December 21, 2018, the Company sold real estate and equipment in Hayward, California, for cash consideration, net of costs to sell, of $25 million. The Company recognized a gain on the sale of $0.4 million, which is included in other income (expense).

15. Goodwill and Intangible Assets

The changes in goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Balance, beginning of period	$426,226	$26,444
Impax acquisition adjustment	(1,255)	—
Goodwill acquired during the period	—	401,488
Goodwill divested during the period	(5,175)	—
Currency translation	(292)	(1,706)
Balance, end of period	$419,504	$426,226

As of December 31, 2019, $361 million and $59 million of goodwill was allocated to the Specialty and Generics segments, respectively. As of December 31, 2018, $360 million and $66 million of goodwill was allocated to the Specialty and Generics segments, respectively.  For the year ended December 31, 2018 goodwill acquired was associated with the Impax and Gemini acquisitions.

Annual Goodwill Impairment Test

Due to the decline in the Company’s share price and financial performance, the Company performed an interim goodwill impairment test as of August 31, 2019 by evaluating its two reporting units, which are the same as the Company’s two reportable segments.  The fair values of the reporting units were determined by combining both the income and market approaches.  In performing this test, the Company utilized long-term growth rates for its reporting units ranging from no growth to 1.0% and discount rates ranging from 9.0% to 11.5% in its estimation of fair value.  The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical performance by management.

Based on the results of the interim test performed as of August 31, 2019 (and updated on September 30, 2019 (the measurement date of the Company’s annual goodwill impairment test is October 1)), the Company determined that the estimated fair values of the Generics and Specialty reporting units exceeded their respective carrying amounts; therefore, the Company did not record a goodwill impairment charge for the three months ended September 30, 2019.  As of September 30, 2019, the estimated fair value of the Generics reporting unit was in excess of its carrying value by approximately 15% and the Specialty reporting unit was in excess of its carrying value by approximately 9%.  A 50-basis point increase in the assumed discount rates utilized in each test would not have created a goodwill impairment charge in our Generics reporting unit or our Specialty reporting unit.

The Company performed a qualitative analysis of each reporting unit as of December 31, 2019.  As part of the Company’s qualitative analysis, it considered the performance of the reporting unit compared to the assumptions used in our interim testing, macroeconomic conditions, industry and market trends as well as other relevant entity-specific items.  Goodwill impairment testing as of December 31, 2019 indicated that the fair value of our Specialty reporting unit continued to exceed its respective carrying amount.  No additional impairment indicators were identified as of December 31, 2019 for the Specialty reporting unit.

For the Generics reporting unit, the Company updated its quantitative model as of December 31, 2019, which assumed no growth and a 10.5% discount rate in its estimation of fair value.  As of December 31, 2019, the fair value of the Generics reporting unit continued to be in excess of its carrying value.  A 100-basis point increase in the assumed discount rate utilized in the test would not have created a goodwill impairment charge in our Generics reporting unit.

While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering forecasts for revenue, operating margin or lowering the long-term growth rate, could result in a future impairment.

Intangible assets at December 31, 2019 and 2018 are comprised of the following (in thousands):

	December 31, 2019				December 31, 2018
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	9.9	$1,197,535	$(198,857)	$998,678	$1,282,011	$(88,081)	$1,193,930
Customer relationships	0.0	—	—	—	7,005	(1,955)	5,050
Other intangible assets	10.0	$3,000	$(1,000)	$2,000	$5,620	$(1,561)	$4,059
Total		$1,200,535	$(199,857)	$1,000,678	$1,294,636	$(91,597)	$1,203,039
In-process research and development		382,075	—	382,075	451,930	—	451,930
Total intangible assets		$1,582,610	$(199,857)	$1,382,753	$1,746,566	$(91,597)	$1,654,969

For the year ended December 31, 2019, the Company recognized a total of $173 million of intangible asset impairment charges, of which $126 million was recognized in cost of goods sold and $47 million was recognized in in-process research and development.  The impairment charges for the year ended December 31, 2019 are primarily related to 13 products, 6 of which are currently marketed products and 7 of which are IPR&D products, all acquired as part of the Combination.

For five currently marketed products, the impairment charges were the result of significant price erosion during 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows.  For the remaining currently marketed product, the impairment charge was the result of a strategic decision to discontinue the product.  For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows.  For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.

Amortization expense related to intangible assets recognized is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Amortization	$143,952	$72,986	$3,974

The following table presents future amortization expense for the next five years and thereafter, excluding $382 million of IPR&D intangible assets (in thousands).

Future Amortization
2020	$144,382
2021	148,760
2022	139,380
2023	131,043
2024	126,522
Thereafter	310,591
Total	$1,000,678

16. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable	$103,021	$114,846
Accrued returns allowance	150,361	154,503
Accrued compensation	36,008	77,066
Accrued Medicaid and commercial rebates	114,960	74,202
Accrued royalties	28,969	23,639
Estimated Teva and Allergan chargebacks and rebates (1)	10,226	13,277
Medicaid reimbursement accrual	7,000	15,000
Accrued professional fees	12,312	4,555
Taxes payable	8,729	1,159
Accrued other	35,897	36,193
Total accounts payable and accrued expenses	$507,483	$514,440

(1)

In connection with Impax's August 2016 acquisition of certain assets from Teva Pharmaceuticals USA, Inc. ("Teva") and Allergan plc ("Allergan"), Impax agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to Impax's acquisition of the products. On August 18, 2016, Impax received a payment totaling $42 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by Impax on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse Impax for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42 million. If the total payments made by Impax on behalf of Teva and Allergan are less than $42 million, Impax is obligated to refund the difference to Teva and/or Allergan.  As of December 31, 2019, $10 million remained in accounts payable and accrued expenses.

17. Debt

The following is a summary of the Company's total indebtedness (in thousands):

	December 31, 2019	December 31, 2018
Term Loan due May 2025	$2,658,876	$2,685,876
Other	624	624
Total debt	2,659,500	2,686,500
Less: debt issuance costs	(28,975)	(34,453)
Total debt, net of debt issuance costs	2,630,525	2,652,047
Less: current portion of long-term debt	(21,479)	(21,449)
Total long-term debt, net	$2,609,046	$2,630,598

Senior Secured Credit Facilities

On May 4, 2018 the Company entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed credit facility ("ABL") under which loans and letters of credit up to a principal amount of $478 million are available at December 31, 2019 (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at December 31, 2019. The ABL bears an annual interest rate of one-month LIBOR plus 1.5% at December 31, 2019 and matures on May 4, 2023. The annual interest rate for the ABL may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At December 31, 2019, the Company had no outstanding borrowings under the ABL.

The proceeds from the Term Loan were used to finance, in part, the cost of the Combination and to pay off Amneal’s debt and substantially all of Impax’s debt at the close of the Combination. In connection with the refinancing of the Amneal and Impax debt, the Company recorded a loss on extinguishment of debt of $20 million for the year ended December 31, 2018.

The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the ABL at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At December 31, 2019, the ABL commitment fee rate is 0.375% per annum.

The Company incurred costs associated with the Term Loan of $38 million and the ABL of $5 million, which have been capitalized and are being amortized over the life of the applicable debt agreement to interest expense. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the ABL have been recorded in other assets because there were no borrowings outstanding on the effective date of the ABL. For the years ended December 31, 2019, 2018 and 2017, amortization of deferred financing costs related to the Term Loan, ABL and historical Amneal debt was $6 million, $6 million and $5 million, respectively.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The ABL Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At December 31, 2019, Amneal was in compliance with all covenants.

The Company’s Term Loan requires payments of $27 million per year for the next five years and the balance thereafter.

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

18. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurement Based on
2019	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap(1)	$16,373	$—	$16,373	$—
Liabilities
Deferred compensation plan liabilities (2)	$18,396	$—	$18,396	$—

2018
Assets
Deferred compensation plan asset (2)	$40,101	$—	$40,101	$—
Liabilities
Deferred compensation plan liabilities (2)	$27,978	$—	$27,978	$—

(1)

The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions.

(2)

As of December 31, 2019, deferred compensation plan liabilities of $4 million and $14 million were recorded in current and non-current liabilities, respectively.  As of December 31, 2018, deferred compensation plan liabilities were recorded in non-current liabilities. They are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in other long-term liabilities. The Company invested participant contributions in corporate-owned life insurance policies, for which the cash surrender value was included in Other non-current assets as of December 31, 2018.  In July 2019, the Company surrendered all corporate-owned life insurance for approximately $43 million in cash proceeds.

There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

The Company’s Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at December 31, 2019 and 2018 was approximately $2.4 billion and $2.5 billion, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no non-recurring fair value measurements during the years ended December 31, 2019 and 2018.

19. Financial Instruments

The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.

Interest Rate Risk

The Company is exposed to interest rate risk on its debt obligation.  Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligation consists of a variable-rate debt instrument (for further details, see Note 17. Debt).  The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range.  In order to achieve this objective, the Company has entered into an interest rate swap.

Interest Rate Derivative – Cash Flow Hedge

The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts.  In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR.

The total income, net of income taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedge was $16 million as of December 31, 2019.

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other assets	$16,373

20. Commitments and Contingencies

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

The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the year ended December 31, 2019, the Company recorded a net charge of $12 million for the commercial and governmental legal proceedings and claims.  The ultimate resolution of any or all claims, legal proceedings or investigations could differ materially from our estimate and have a material adverse effect on the Company's results of operations and/or cash flow in any given accounting period, or on the Company's overall financial condition.  As of December 31, 2019 and 2018, the Company had liabilities for commercial and governmental legal proceedings and claims of $17 million and $15 million, respectively.

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

Patent Infringement Matter

Impax Laboratories, LLC. v. Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (Rytary ®)

On December 21, 2017, Impax filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (collectively, "Zydus") in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 9,089,608, based on the filing of Zydus’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary ®. Zydus answered the complaint on April 27, 2018, asserting counterclaims of non-infringement and invalidity of U.S. Pat. Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; and 9,089,607. Impax answered Zydus’s counterclaims on June 1, 2018. Zydus filed a motion for judgment on the pleadings regarding its counterclaims. On November 29, 2018, the Court granted Zydus’s motion for judgment as to its counterclaims. A case schedule has been set with trial anticipated in April 2020.

Other Litigation Related to the Company’s Business

Opana ER® FTC Antitrust Litigation

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against Impax, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against Impax with similar allegations regarding Impax’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. Impax filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. On May 11, 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the case in its entirety. The government appealed this ruling to the FTC. On March 28, 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s initial dismissal decision. The FTC found that Impax had violated Section 5 of the FTC Act by engaging in an unfair method of competition, and accordingly entered an order enjoining Impax from entering into anticompetitive reverse patent settlements (or agreements with other generic original Opana® ER manufacturers) and requiring Impax to maintain an antitrust compliance program. On June 6, 2019, Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit.  Impax filed its opening appellate brief with the Fifth Circuit on October 3, 2019; the FTC filed its brief in response on December 9, 2019 and Impax filed a reply brief on December 30, 2019.

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

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Discovery, including expert discovery, is ongoing. On March 25, 2019, plaintiffs filed motions for class certification and served opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports were filed and served on August 29, 2019. On November 5, 2019, plaintiffs filed reply briefs in further support of their motions for class certification.  On January 17, 2020, defendants filed a motion for leave to file joint surreply briefs in response thereto; plaintiffs filed responses on January 24, 2020.  On February 5, 2020, the court granted defendants’ motion for leave, and entered a case schedule to which the parties jointly stipulated, setting a trial date of March 15, 2021.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiffs’ claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay, referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiffs’ claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiffs informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with plaintiffs, subject to Court approval.  On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company).  The amount of the settlement was not material to the Company's consolidated financial statements.

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

Texas State Attorney General Civil Investigative Demand

On May 27, 2014, a CID was served on Amneal by the Office of the Attorney General for the state of Texas (the "Texas AG") relating to products distributed by Amneal under a specific Amneal labeler code. Shortly thereafter, Amneal received a second CID with respect to the same products sold by Interpharm Holding, Inc. ("Interpharm"), the assets of which had been acquired by Amneal in June 2008. Amneal completed its production of the direct and indirect sales transaction data in connection with the products at issue and provided this information to the Texas AG in November 2015. In May 2016, the Texas AG delivered two settlement demands to Amneal in connection with alleged overpayments made by the State of Texas for such products under its Medicaid programs. For the Amneal and Interpharm products at issue, the Texas AG’s initial demand was for an aggregate total of $36 million based on $16 million in alleged overpayments. After analyzing the Texas AG’s demand, Amneal raised certain questions regarding the methodology used in the Texas AG’s overpayment calculations, including the fact that the calculations treated all pharmacy claims after 2012 for the products at issue as claims for over-the-counter ("OTC") drugs, even though the products were prescription pharmaceuticals. This had the effect of increasing the alleged overpayment because the dispensing fee for OTC drugs was lower than that for prescription drugs. Therefore, the Texas AG’s calculations were derived by subtracting a lower (and incorrect) OTC dispensing fee from the higher (and correct) prescription dispensing fee. The Texas AG later acknowledged this discrepancy. In March 2019, the Texas AG provided Amneal with a re-calculation of the alleged overpayment.  In October 2019, Amneal reached an agreement in principle with the Texas AG to settle the matter subject to finalized documentation, which the Company anticipates being executed on or before March 31, 2020.

In Re Generic Pharmaceuticals Pricing Antitrust Litigation

Beginning in March 2016, numerous complaints styled as antitrust class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct and indirect purchasers (the “opt-out plaintiffs”) have been filed against manufacturers of generic digoxin, lidocaine/prilocaine, glyburide-metformin, and metronidazole, including Impax.

The end-payor plaintiffs comprised Plaintiff International Union of Operating Engineers Local 30 Benefits Fund; Tulsa Firefighters Health and Welfare Trust; NECA-IBEW Welfare Trust Fund; Pipe Trade Services MN; Edward Carpinelli; Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund; Nina Diamond; UFCW Local 1500 Welfare Fund; Minnesota Laborers Health and Welfare Fund; The City of Providence, Rhode Island; Philadelphia Federation of Teachers Health and Welfare Fund; United Food & Commercial Workers and Employers Arizona Health and Welfare Trust; Ottis McCrary; Plumbers & Pipefitters Local 33 Health and Welfare Fund; Plumbers & Pipefitters Local 178 Health and Welfare Trust Fund; Unite Here Health; Valerie Velardi; and Louisiana Health Service Indemnity Company. The direct purchaser plaintiffs comprised KPH Healthcare Services, Inc. a/k/a Kinney Drugs, Inc.; Rochester Drug Co-Operative, Inc.; César Castillo, Inc.; Ahold USA, Inc.; and FWK Holdings, L.L.C. The opt-out plaintiffs comprised The Kroger Co.; Albertsons Companies, LLC; H.E. Butt Grocery Company L.P.; Humana Inc.; and United Healthcare Services, Inc.

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

On May 10, 2019, the Company was named in a civil lawsuit filed by the Attorneys General of 43 States and the Commonwealth of Puerto Rico in the United States District Court for the District of Connecticut against numerous generic pharmaceutical manufacturers, as well as certain of their current or former sales and marketing executives, regarding an alleged conspiracy to fix prices and allocate or divide customers or markets for various products, including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, and ranitidine HCL tablets, in violation of federal and state antitrust and consumer protection laws. Plaintiff States seek, among other things, unspecified monetary damages (including treble damages and civil penalties), as well as equitable relief, including disgorgement and restitution. On June 4, 2019, the JPML transferred the lawsuit to the E.D. Pa. for coordination and consolidation with MDL No. 2724.  On November 1, 2019, the State Attorneys General filed an Amended Complaint in their lawsuit, bringing claims on behalf of 9 additional states and territories against several defendants; the relief sought and allegations concerning the Company (including the products allegedly at issue) are unchanged from the original complaint.

On July 31, 2019, the Company and Impax were served with a Praecipe to Issue Writ of Summons and Writ of Summons filed in the Philadelphia County Court of Common Pleas by 87 health insurance companies and managed health care providers (America’s 1st Choice of South Carolina, Inc., et al. v. Actavis Elizabeth, LLC, et al., No. 190702094), naming as defendants in the putative action the same generic pharmaceutical manufacturers and individuals named in the above-referenced State Attorneys General lawsuit. However, to date, no complaint has been filed or served in this action.  On December 12, 2019, the court entered an Order placing the case in deferred status pending further developments in MDL No. 2724.

On October 11, 2019, opt-out plaintiff United Healthcare Services, Inc. filed a second complaint, in the United States District Court for the District of Minnesota (United Healthcare Services, Inc. v. Teva Pharmaceuticals USA, Inc., et al., No. 0:19-cv-02696), following on and supplementing its original action, asserting antitrust claims against the Company and other generic pharmaceutical manufacturers arising from the facts alleged in the above-referenced State Attorneys General lawsuit. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.  On October 25, 2019, the lawsuit was transferred by the JPML to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

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

On November 14, 2019, the Company was named in a complaint filed in the Supreme Court of the State of New York, Nassau County, on behalf of 14 counties in the state of New York, who allege to be both direct and end-payor purchasers of generic pharmaceutical drugs (County of Nassau, et al., v. Actavis Holdco U.S., Inc., et al., No. 616029/2019). The complaint asserts antitrust claims against the Company and other generic pharmaceutical manufacturers arising from the facts alleged in the above-referenced State Attorneys General lawsuit. Plaintiff Counties seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On December 17, 2019, defendants removed the case to the United States District Court for the Eastern District of New York (No. 2:19-cv-07071) and, on January 3, 2020, the case was transferred by the JPML to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

On December 11, 2019, the Company and Impax were named in a complaint filed in E.D. Pa. by Health Care Service Corp., a customer-owned health insurer opting out of the end-payor plaintiff class (Health Care Service Corp. v. Actavis Elizabeth, LLC, et al., No. 2:19-cv-05819-CMR). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, and ranitidine HCL tablets; and with respect to Impax, digoxin, lidocaine-prilocaine, and metronidazole) in violation of federal and state antitrust and consumer protection laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuit likely will be incorporated into MDL No. 2724 for coordinated pretrial proceedings.

On December 16, 2019, a complaint was filed in the United States District Court for the District of Connecticut against Impax and against numerous generic pharmaceutical manufacturers on behalf of assignees of claims from third-party health benefit plans, opting out of the end-payor plaintiff class (MSP Recovery Claims, Series LLC, et al. v. Actavis Elizabeth, LLC, et al., No. 3:19-cv-01972-SRU), and alleging a conspiracy to fix prices and allocate or divide customers or markets for various products (including, with respect to Impax, digoxin and lidocaine-prilocaine) in violation of federal and state antitrust and consumer protection laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On January 10, 2020, the case was transferred by the JPML to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

On December 19, 2019, the end-payor plaintiffs filed a new complaint, following on and supplementing their putative class action lawsuit pending in MDL No. 2724. Plaintiffs’ new complaint, which names as defendants the Company, Amneal, Impax, and numerous generic pharmaceutical manufacturers, alleges a conspiracy to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company/Amneal, bethanechol chloride tablets, norethindrone acetate tablets, ranitidine HCL tablets, naproxen sodium tablets, oxycodone/acetaminophen tablets, phenytoin sodium capsules, and warfarin sodium tablets; and with respect to Impax, metronidazole, amphetamine salts tablets, dextroamphetamine sulfate ER capsules, cyproheptadine HCL tablets, methylphenidate tablets, and pilocarpine HCL tablets) in violation of federal and state antitrust and consumer protection laws. Plaintiffs continue to seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

On December 20, 2019, the indirect-reseller plaintiffs filed a new complaint naming the Company, following on and supplementing their putative class action lawsuit pending in MDL No. 2724. The new complaint is brought on behalf of both independent pharmacies and hospitals, and asserts antitrust claims against the Company and other generic pharmaceutical manufacturers (as well as distributors of generic pharmaceuticals, including AmerisourceBergen Corp., Cardinal Health Inc., and McKesson Corporation) arising from the facts alleged in the above-referenced State Attorneys General lawsuit. Plaintiffs continue to seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

On December 27, 2019, the Company and Impax were named in a complaint filed in the United States District Court for the Northern District of California by Molina Healthcare, Inc., a publicly traded healthcare management organization opting out of the end-payor plaintiff class (Molina Healthcare, Inc. v. Actavis Elizabeth, LLC, et al., No. 3:19-cv-08438). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, and ranitidine HCL tablets; and with respect to Impax, digoxin, lidocaine-prilocaine, and metronidazole) in violation of federal and state antitrust and consumer protection laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On February 5, 2020, the case was transferred by the JPML, to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

On February 7, 2020, the direct purchaser plaintiffs filed a new complaint, following on and supplementing their putative class action lawsuit pending in MDL No. 2724. Plaintiffs’ new complaint, which names as defendants the Company, Amneal, Impax, and numerous generic pharmaceutical manufacturers, alleges a conspiracy to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company/Amneal, bethanechol chloride tablets, ranitidine HCL tablets, naproxen sodium tablets, oxycodone/acetaminophen tablets, hydrocodone/acetaminophen tablets, phenytoin sodium capsules, and warfarin sodium tablets; and with respect to Impax, amphetamine salts tablets, dextroamphetamine sulfate ER capsules, methylphenidate tablets, and pilocarpine HCL tablets) in violation of federal and state antitrust and consumer protection laws. Plaintiffs continue to seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

Fact and document discovery in MDL No. 2724 are proceeding. On December 26, 2019, the MDL court entered a case management order extending by stipulation certain pretrial discovery deadlines, including leaving open-ended the date by which, after consultation with MDL court's appointed Special Master, the parties are to agree upon bellwether claims or cases for, inter alia, class certification and/or trials.

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

On July 9, 2018, the Muscogee (Creek) Nation filed a First Amended Complaint in its case pending in the MDL against the Company and 55 other defendants consisting of pharmaceutical companies, wholesalers, distributors, and pharmacies. Plaintiff alleges it has been damaged by the Company and the other pharmaceutical company defendants as a result of alleged improper marketing, including off-label marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications within the Nation. The case has been designated as a bellwether motion to dismiss case for the MDL, meaning it is a test case for arguments directed at the complaints filed by Indian tribes in the MDL cases. On August 31, 2018, the Company moved to dismiss the First Amended Complaint, and also joined in separate motions to dismiss filed by different defense subgroups. Plaintiff opposed these motions. Additionally, on September 28, 2018, plaintiff filed a motion to add Amneal and Amneal Pharmaceuticals of New York, LLC, and to dismiss the Company from the complaint. The Company opposed that motion, and plaintiff filed a reply on October 19, 2018. On April 1, 2019, the MDL court's designated magistrate judge issued a Report and Recommendation as to the Company’s motion to dismiss, recommending dismissal of plaintiff’s Lanham Act claims and state-law claims based on an alleged duty to correct alleged misrepresentations of brand-name manufacturers, but recommending denial of relief as to all other claims. On April 12, 2019, the magistrate judge overruled the Company’s objection to adding Amneal and Amneal Pharmaceuticals of New York, LLC, but dismissed the Company. Amneal and Amneal Pharmaceuticals of New York, LLC, filed an objection to the magistrate’s Report and Recommendation as to the Company’s motion to dismiss on April 29, 2019. On June 13, 2019, the MDL court denied the objections and subsequently ordered the defendants to file Answers to the First Amended Complaint. On August 16, 2019, Amneal and Amneal Pharmaceuticals of New York, LLC filed their respective answers.  Further activity in the case is stayed by order of the MDL court.

On July 18, 2018, the County of Webb, Texas requested waivers of service from Amneal and Amneal Pharmaceuticals of New York, LLC, in its case pending in the MDL. Plaintiff’s Amended Complaint, filed against Amneal and 41 other defendants consisting of pharmaceutical companies, wholesalers, distributors, and pharmacy benefit managers, alleges damages as a result of Amneal’s and the pharmaceutical company defendants’ improper marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications in or affecting Webb County. Amneal and Amneal Pharmaceuticals of New York, LLC have returned the requested waivers. All activity in the case is stayed by order of the MDL court.

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

On October 4, 2018, the City of Martinsville, Virginia, filed a complaint in Virginia state court, naming the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, Impax, and 45 other pharmaceutical companies and other entities as defendants. Plaintiff alleges that the defendants are liable for the economic and non-economic injuries allegedly suffered by resident doctors, health care payors, and opioid-addicted individuals, as well as for the costs incurred in addressing the opioid epidemic. Plaintiff requests an unspecified amount of damages against the defendants. The case was removed to federal court on December 13, 2018 and was conditionally transferred to the MDL on December 27, 2018. Plaintiff opposed the transfer to the MDL and moved to remand the case to Virginia state court. On February 14, 2019, the United States District Court for the Western District of Virginia, Roanoke Division, remanded the case to the Martinsville Circuit Court in Martinsville, Virginia. Nine other Virginia municipalities have filed identical complaints naming the same defendants, but none have been served on the Company or its affiliates. The unserved Virginia cases have been removed and are in federal court, though plaintiffs have filed motions to remand and are opposing transfer of those cases to the MDL court. On April 24, 2019, the Court in Martinsville, Virginia, stayed this case until it is determined whether the other Virginia cases that were removed to federal court will be remanded, or until the parties or the court may determine whether consolidation of this case with others is possible in Virginia state court.

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

In March 2019, the State of New Mexico filed a Second Amended Complaint in its case pending against numerous generic drug manufacturers and distributors in the First District Court of Santa Fe County, naming as defendants Amneal and Amneal Pharmaceuticals of New York, LLC. Plaintiff seeks unspecified damages, and injunctive relief, “to eliminate the hazard to public health and safety caused by the opioid epidemic, to abate the nuisance, and to recoup State monies that have been spent” on account of defendants’ alleged “false, deceptive and unfair marketing and/or unlawful diversion of prescription opioids.” On July 17, 2019, the Amneal entities moved to dismiss for lack of personal jurisdiction and failure to state a claim upon which relief can be granted. On October 15, 2019, the court entered an order dismissing the plaintiff’s negligence per se claims, but declining to dismiss the Amneal entities for lack of personal jurisdiction.  The Amneal entities timely filed answers and moved for reconsideration of their jurisdictional motion on January 21, 2020.

In April 2019, several Virginia municipalities (the County Board of Arlington, Dinwiddie County, and Mecklenburg County) filed Complaints in their respective local circuit courts against the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax along with numerous additional generic drug manufacturers, distributors, and pharmacies. In each Complaint, plaintiffs seek unspecified damages and equitable relief, alleging that defendants were negligent and/or grossly negligent in flooding the relevant municipalities with prescription opioid medications and engaged in civil conspiracies to do so. Each case had been removed to the United States District Court for the Eastern District of Virginia, but all three since have been remanded back to Virginia state court.  The Company was nonsuited (dismissed) from the Arlington case.  Amended Complaints were filed in the Dinwiddie and Mecklenburg cases at the end of November 2019, but they did not include the Amneal entities as defendants.

On June 10, 2019, in their cases currently pending in the MDL, West Virginia municipal-entity plaintiffs Cabell County Commission and the City of Huntington were granted leave to file, then filed, a Joint and Third Amended Complaint naming approximately 20 additional defendants, including the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax. The plaintiff municipalities, seek unspecified actual, treble, and punitive damages and disgorgement “to eliminate the hazard to public health and safety, to abate the public nuisance caused by the opioid epidemic in the City and County and to compensate both for abatement measures undertaken or underway and damages sustained as a result of the opioid epidemic” they allege the defendants “proximately caused.” These actions have been designated “Track Two” bellwether cases by the MDL court (intended to be adjudicated following the “Track One” cases for which bellwether trials had been scheduled for October 2019). On December 31, 2018, the MDL court entered an Order directing the then-parties in these Track Two actions to work with one of the MDL court's appointed Special Masters to prepare case management deadlines. On May 12, 2019, the Special Master entered an Order acknowledging that the press of issues surrounding ongoing litigation of the Track One cases had prevented both the parties and the MDL court from acting on the directives of the prior Track Two Order, and setting deadlines of June 10, 2019 for plaintiffs to amend their complaints, and June 14, 2019 for the submission of proposals for case management by the then-parties to the cases (the Amneal entities were not served with plaintiffs’ Third Amended Complaints until June 25, 2019).  On December 16, 2019, the MDL court granted plaintiffs’ motion to sever all defendants from the Track Two cases except certain distributor defendants (AmerisourceBergen Drug Corporation, Cardinal Health, Inc., and McKesson Corporation). On January 3, 2020, the MDL court ordered that plaintiffs cannot take discovery of any severed Track Two defendant. On January 14, 2020, the Track Two cases were remanded to the United States District Court for the Southern District of West Virginia, without the severed defendants. To the extent Amneal entities were defendants in the Track Two cases but have been severed, the cases are now stayed by order of the MDL court.

In October 2019, the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax were served with a putative class action complaint, which also names as defendants numerous manufacturers of opioid products (and certain corporate officers thereof), filed in the United States District Court for the Middle District of Tennessee by several individuals who allegedly purchased prescription opioid medication in cash and/or with an insurance co-payment (Rhodes, et al., v. Rhodes Technologies, Inc., et al., No. 3:19-cv-00885). Plaintiffs claim that they would not have purchased these prescription opioid products had defendants not allegedly misrepresented the products’ “addiction propensities,” and thereby suffered economic loss. Plaintiffs purport to represent a nationwide class of all individuals who directly or indirectly purchased prescription opioid medication from January 2008 to the present in 31 different states, allege causes of action for violations of those states’ antitrust laws and consumer protection statutes (and unjust enrichment), and seek, in addition to class certification, unspecified monetary damages (including actual, statutory, and punitive or treble damages) and equitable relief, including declaratory judgment and restitution. Responsive pleadings are not yet due to be filed.  On February 5, 2020, the case was transferred to the MDL.  All activity in the case is stayed by order of the MDL court.

Including the above-referenced cases, the Company and certain of its affiliates recently have been named in approximately 850 cases now pending in the MDL court or in various state and territorial courts, including cases brought by:

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

•	Third-party payor plaintiffs;
•	Individual plaintiffs;
•	Indian tribe plaintiffs; and
•	Hospital / healthcare provider plaintiffs.

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

Securities Class Actions

On April 17, 2017, lead plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against Impax and four current or former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-06557-HSG). Plaintiff asserts claims regarding alleged misrepresentations about three generic drugs. Its principal claim alleges that Impax concealed that it colluded with competitor Lannett Corp. to fix the price of generic drug digoxin, and that its digoxin profits stemmed from this collusive pricing. Plaintiff also alleges that Impax concealed from the market anticipated erosion in the price of generic drug diclofenac and that Impax overstated the value of budesonide, a generic drug that it acquired from Teva. On June 1, 2017, Impax filed its motion to dismiss the amended complaint. On September 7, 2018, the Court granted Impax’s motion, dismissing plaintiff’s claims without prejudice and with leave to amend the complaint. Plaintiff filed a second amended complaint October 26, 2018. Impax filed a motion to dismiss the second amended complaint on December 6, 2018; plaintiffs’ opposition thereto was filed on January 17, 2019; and Impax’s reply in support of its motion to dismiss was filed on February 7, 2019. A hearing before the Court on the motion to dismiss took place on May 2, 2019.  On August 12, 2019, the Court entered an order granting Impax’s motion, dismissing plaintiff’s second amended complaint with prejudice.  On September 5, 2019, plaintiff filed a notice of appeal from both dismissal orders with the United States Court of Appeals for the Ninth Circuit.  By order of the Ninth Circuit dated November 26, 2019, plaintiff’s opening brief presently is due to be filed on February 14, 2020, with Impax’s answering brief due on March 16, 2020.

On December 18, 2019, Cambridge Retirement System filed a class action complaint in the Superior Court of New Jersey, Somerset County, on behalf of itself and others similarly situated against the Company and fourteen current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-001701-19). Plaintiff principally alleges that the amended registration statement and prospectus issued on May 7, 2018 in connection with the Amneal/Impax business combination was materially false and/or misleading, insofar as it purportedly failed to disclose that Amneal was an active participant in an alleged antitrust conspiracy with several other pharmaceutical manufacturers to fix generic drug prices, and that this secret collusion improperly bolstered Amneal’s financial results reflected in the registration statement. Plaintiff seeks, among other things, certification of a class and unspecified compensatory and/or recessionary damages.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Teva v. Impax Laboratories, LLC.

On February 15, 2017, plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. ("Teva") filed a Praecipe to Issue Writ of Summons and Writ of Summons in the Philadelphia County Court of Common Pleas against Impax alleging that Impax breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin ® XL (and therefore that Impax is liable to Teva for the amounts it paid to settle those litigations). Impax filed a Motion to Disqualify Teva’s counsel related to the matter, and on August 23, 2017, the trial court denied Impax's motion. Following the trial court’s order, Teva filed its complaint. On September 6, 2017, Impax appealed the trial court’s decision to the Pennsylvania Superior Court. On September 20, 2017, the Superior Court stayed the trial court action pending the outcome of Impax’s appeal. On November 2, 2018, the Superior Court affirmed the trial court’s decision. On November 16, 2018, Impax filed an application for reargument with the Superior Court, which was denied on December 28, 2018. On February 13, 2019, the Superior Court remitted the record to the trial court. On February 15, 2019, Impax filed its answer with new matter to Teva’s complaint. On February 19, 2019, the trial court issued a revised case management order providing that, absent any extensions or amendments thereto, discovery was to have closed on July 1, 2019 and the case is expected to be ready for trial by February 3, 2020. On or about March 4, 2019, Teva filed a motion for judgment on the pleadings. Impax filed its answer and brief in opposition to Teva’s motion for judgment on the pleadings on March 25, 2019. On April 4, 2019, the trial court denied Teva’s motion. On April 16, 2019, Impax filed a motion to stay the proceedings and compel Teva to arbitrate the dispute pursuant to an Indemnification Release Agreement negotiated and executed by the parties in 2012. Teva’s opposition to the motion was filed on May 7, 2019. On June 11, 2019, the trial court denied Impax’s motion. On June 24, 2019, Impax noticed its intent to appeal to the Superior Court the trial court’s denial of the motion to compel arbitration, and moved both to stay the trial court proceedings pending that appeal and for an extension of case management deadlines. On July 12, 2019, the trial court denied both motions.  On July 24, 2019, Impax moved the Superior Court to stay all trial court proceedings pending the outcome of Impax’s appeal of the trial court’s denial of the motion to compel arbitration and, on August 13, 2019, the Superior Court granted Impax’s motion.  Impax filed its opening appellate brief with the Superior Court on September 3, 2019 and Teva filed its response brief on October 3, 2019.  In October 2019, the parties reached an agreement in principle to resolve the matter, and in November 2019, the parties executed a settlement agreement and general release.  On December 16, 2019, Teva filed with the trial court a praecipe to mark the action settled, discontinued and ended with prejudice.

California Wage and Hour Class Action

On August 3, 2017, plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against Impax alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws, and seeking, among other things, declaratory judgment, restitution of allegedly unpaid wages, and disgorgement. On October 10, 2017, Impax filed a Demurrer and Motion to Strike Class Allegations. On December 12, 2017, the Court overruled Impax’s Demurrer to Plaintiff’s individual claims. However, it struck all of plaintiff’s class allegations. On March 13, 2018, plaintiff filed her First Amended Complaint once again including the same class allegations. The Company filed a Demurrer and Motion to Strike Class Allegations on April 12, 2018. On September 20, 2018, the Court again struck plaintiff’s class allegations; plaintiff has appealed this most recent order to the California State Court of Appeal. Plaintiff filed her opening appellate brief on February 22, 2019; Impax’s brief in response was filed on April 18, 2019; plaintiff filed her reply brief on May 7, 2019; and Impax filed a surreply on May 22, 2019. The appeal has now been fully submitted on the briefs.  On November 8, 2019, the Court of Appeal entered an order agreeing with Impax that the order from which plaintiff appealed was not appealable, and dismissing the appeal (and awarding Impax its costs on appeal). On December 31, 2019, Impax agreed to settle plaintiff’s individual claims for an immaterial amount and with no admission of liability, in exchange for a waiver of costs and an executed request for dismissal with prejudice. The request for dismissal was filed with the Superior Court on January 27, 2020, and the court has now dismissed the matter.

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements pursuant to regulations promulgated by the DEA. The Company is cooperating with this request for information and has provided relevant information responsive to the request. The Company and the U.S. Attorney for the Eastern District of New York (“E.D.N.Y.”) have entered into a tolling agreement with respect to the investigation. The material provisions of the tolling agreement provide that the investigation is ongoing, that the U.S. Attorney will not file a claim against the Company on or before May 11, 2020, and requests that the Company agree that the applicable statute(s) of limitations be tolled during the period from January 19, 2018 through May 12, 2020. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

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

On May 28, 2019, Amneal received a subpoena (the “Subpoena”) from an AUSA for the E.D.N.Y. requesting information and documents generally related to the Company’s compliance with Controlled Substances Act regulations. The Company intends to cooperate with the AUSA regarding the Subpoena. The Company and the U.S. Attorney for the E.D.N.Y. have entered into a tolling agreement with respect to the investigation. The material provisions of the tolling agreement provide that the E.D.N.Y. has made no decision as yet as to the appropriate resolution of its pending investigation, that the Company’s time to present evidence and arguments to the E.D.N.Y. concerning the investigation is extended to May 12, 2020, and that the Company agrees that the applicable statute(s) of limitations are tolled during the period from April 12, 2019 through May 12, 2020. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

Ranitidine Class Action Lawsuit

On January 27, 2020, the Company and Amneal were named in a putative class action complaint filed in the United States District Court for the Northern District of Illinois on behalf of consumers who purchased Zantac® (ranitidine) and have not been diagnosed with, but “live in constant fear of developing,” cancer, alleging that the defendants, comprising various entities alleged to have manufactured or sold brand-name Zantac® or generic ranitidine, failed to disclose and/or concealed the product’s “dangerous propensities” in respect of the alleged presence in the product of N-Nitrosodimethylamine (or NDMA) (White, et al., v. GlaxoSmithKline plc, et al., No. 1:19-cv-07773). The complaint purports to state claims for violations of state consumer protection acts, breaches of implied warranties, negligence/gross negligence, and fraudulent concealment (and seeks the certification of corresponding nationwide classes and subclasses). In addition to class certification, plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including the implementation and funding of a medical monitoring program. The complaint is one of hundreds of similar putative class actions and personal injury/product liability lawsuits filed in federal courts nationwide (though this is the first in which the Company/Amneal have been named as defendants). In November 2019, the JPML established In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924) for coordinated or consolidated pretrial proceedings and, on February 6, 2020, ordered the MDL centralized in the Southern District of Florida.  On February 24, 2020 this lawsuit was transferred to and consolidated with MDL No. 2924.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

21. Stockholders' Equity

Members' Deficit Prior to the Combination

During 2018, the board of managers of Amneal approved a discretionary modification to the profit participation units be concurrent with the Combination that caused the vesting of all PPUs that were previously issued to certain current or former employees for service prior to the Combination. The modification entitled the holders to 6.9 million shares of Class A Common Stock with a fair value of $126 million on the date of the Combination and $33 million of cash. In July 2018, Holdings distributed the shares it received in the Redemption to settle the PPUs with no additional shares issued by the Company. Additionally, during 2018, Holdings distributed $28 million of cash bonuses to employees of Amneal for service prior to the Combination. As a result of these transactions, the Company recorded charges aggregating $187 million to acquisition, integration and transaction-related expenses during the year ended December 31, 2018, and corresponding capital contributions of $159 million related to the vesting of the PPUs and $28 million related to the cash bonus in members' accumulated deficit.  For more details, see Note 7. Acquisition, Transaction-Related and Integration Expenses.  During the year ended December 31, 2018, Amneal made distributions of $183 million to its members.

Pursuant to the BCA, Amneal's units prior to the Combination were canceled and the Amneal Common Units were distributed as discussed in further detail in the paragraph below.

Stockholders' Equity Subsequent to the Combination

During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all (12.3 million) of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company.

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

Voting Rights

Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share of stock held, except as required by law and except in connection with the election of the Class B-1 director.  Holders of Class A Common Stock and Class B Common Stock vote together as a single class on each matter submitted to a stockholder vote. Holders of Class A Common Stock and Class B Common Stock are not entitled to vote on any amendment to the Company's Charter that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote on such terms pursuant to the Company's Charter or law.

Dividend Rights

The holders of Class A Common Stock are entitled to receive dividends, if any, payable in cash, property, or securities of the Company, as may be declared by the Company's board of directors, out of funds legally available for the payment of dividends, subject to any preferential or other rights of the holders of any outstanding shares of preferred stock. The holders of Class B Common stock will not be entitled to receive any dividends.

Participation Rights

Under the Company's Charter, the holders of Class A Common Stock and Class B Common Stock have no participation rights. However, the Company's Second Amended and Restated Stockholders Agreement dated as of December 31, 2017 (the "Stockholders Agreement") provides that if the Company proposes to issue any securities, other than in certain issuances, Holdings will have the right to purchase its pro rata share of such securities, based on the number of shares of common stock owned by Holdings before such issuance.

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

Liquidation Rights

On the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Class A Common Stock are entitled to share equally in all assets of the Company available for distribution among the stockholders of the Company after payment to all creditors and subject to any preferential or other rights of the holders of any outstanding shares of preferred stock. The holders of Class B Common stock are not entitled to share in such net assets.

Redemption

The Limited Liability Company Agreement provides that holders of Amneal Common Units may, from time to time, require the Company to redeem all or a portion of their interests for newly issued shares of Class A Common Stock on a one-for-one basis. Upon receipt of a redemption request, the Company may, instead, elect to effect an exchange of Amneal Common Units directly with the holder. Additionally, the Company may elect to settle any such redemption or exchange in shares of Class A Common stock or in cash. In the event of a cash settlement, the Company would issue new shares of Class A Common Stock and use the proceeds from the sale of these newly issued shares of Class A Common Stock to fund the cash settlement, which, in effect, limits the amount of the cash payments to the redeeming member. In connection with any redemption, the Company will receive a corresponding number of Amneal Common Units, increasing the Company's total ownership interest in Amneal. Additionally, an equivalent number of shares of Class B Common Stock will be surrendered and canceled.

Preferred Stock

Under the Charter, the Company's Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2019, no preferred stock had been issued.

Common Stock Issued

In connection with the Combination, the Company issued 73.3 million shares of Class A Common Stock to the holders of Impax Common Stock and 225 million shares of Class B Common Stock to Holdings. In connection with the PIPE Investment, Holdings redeemed 46.8 million shares of Class B Common Stock and an equal number of Amneal Common Units for 34.5 million shares of unregistered Class A Common Stock and 12.3 million shares of unregistered Class B-1 Common Stock. In connection with the Redemption, Holdings redeemed an additional 6.9 million shares of Class B Common Stock and an equal number of Amneal Common Units for 6.9 million shares of Class A Common Stock for distribution to members of Holdings to whom PPUs were previously issued. No cash was received by the Company with respect to issuances of common stock. The Combination, the PIPE Investment and the Redemption are more fully described in Note 1. Nature of Operations and Basis of Presentation

Non-Controlling Interests

As discussed in Note 2. Summary of Significant Accounting Policies, the Company consolidates the financial statements of Amneal and its subsidiaries and records non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Non-controlling interests are adjusted for capital transactions that impact the non-publicly held economic interests in Amneal.

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members. For the year ended December 31, 2018, a tax distribution of $49 million was recorded as a reduction of non-controlling interests (none in 2019). As of December 31, 2018, a liability of $13 million was included in related-party payables for the tax distribution (none as of December 31, 2019).

During December 2018, the Company acquired the non-controlling interests in one of Amneal's non-public subsidiaries for approximately $3 million. As of December 31, 2018, the Company recorded a $3 million related party payable for this transaction which was paid in full in 2019.

Redeemable Non-Controlling Interest

During July 2018, a non-controlling interest holder in one of Amneal's non-public subsidiaries notified the Company of its intent to redeem its remaining ownership interest based on the terms of an agreement. During the second quarter of 2018, the Company reclassified the redeemable non-controlling interest and in September 2018, the Company made a $12 million cash purchase of the redeemable non-controlling interest. The Company recorded charges to stockholders' accumulated deficit and non-controlling interests of $1 million and $2 million, respectively, during the year ended December 31, 2018, to accrete the redeemable non-controlling interest to contract value. As of December 31, 2019 and 2018, no redeemable non-controlling interest remained outstanding.

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2017	$(14,232)	$—	$(14,232)
Other comprehensive income before reclassification	(696)	—	(696)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Reallocation of ownership interests	7,173	—	7,173
Balance December 31, 2018	(7,755)	—	(7,755)
Other comprehensive income before reclassification	(729)	7,764	7,035
Amounts reclassified from accumulated other comprehensive loss	1,461	—	1,461
Reallocation of ownership interests	(809)	—	(809)
Balance December 31, 2019	$(7,832)	$7,764	$(68)

22. Stock-Based Compensation

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

The aggregate number of shares of Class A Common Stock authorized for issuance pursuant to the Company's 2018 Plan is 23 million shares. As of December 31, 2019, the Company had 14,830,834 shares available for issuance under the 2018 Plan.

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

The following table summarizes all of the Company's stock option activity for the years ended December 31, 2019 and 2018 (there was no activity during the year ended December 31, 2017):

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	—	$—
Conversion of Impax stock options outstanding on May 4,2018	3,002,669	18.90
Options granted	3,555,808	16.64
Options exercised	(351,668)	10.80
Options forfeited	(392,228)	23.02
Outstanding at December 31, 2018	5,814,581	$17.73	8.0	$2.6
Options granted	4,559,820	11.29
Options exercised	(210,806)	6.64
Options forfeited	(3,986,469)	15.07
Outstanding at December 31, 2019	6,177,126	$8.87	8.2	$8.0
Options exercisable at December 31, 2019	2,072,310	$18.59	6.3	$0.6

The intrinsic value of options exercised during the year ended December 31, 2019 was approximately $1 million.  On November 14, 2019, the Company repriced 3.6 million of outstanding options by reducing the exercise price to $2.75.  The repricing resulted in $0.9 million of incremental expense being incurred during 2019.

The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2019 and 2018 (there was no activity during the year ended December 31, 2017):

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2017	—	$—
Granted	1,421,814	17.28
Vested	—	—
Forfeited	(91,190)	19.19
Non-vested at December 31, 2018	1,330,624	$17.15	3.3	$18.0
Granted	3,327,308	11.81
Vested	(479,299)	16.10
Forfeited	(1,541,275)	14.46
Non-vested at December 31, 2019	2,637,358	$12.16	1.7	$12.7

The table above includes 519,754 MPRSUs granted to executives on March 1, 2019. Vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a select peer group over the over three years starting January 1, 2019 and requires the employee’s continued employment or service through December 31, 2021. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 150% (779,631 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $14.67 and was calculated using a Monte Carlo simulation model. 159,260 of these MPRSUs remain outstanding and unvested at December 31, 2019.

As of December 31, 2019, the Company had total unrecognized stock-based compensation expense of $46 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.9 years.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the publicly traded common stock of a peer group of companies. The expected term calculation is based on the "simplified" method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest over four years and have a term of 10 years. The following table presents the weighted-average assumptions used in the option pricing model for options granted under the 2018 Plan in the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Volatility	48.6%	46.5%
Risk-free interest rate	2.4%	2.9%
Dividend yield	—%	—%
Weighted-average expected life (years)	6.17	6.25
Weighted average grant date fair value	$5.54	$8.14

The amount of stock-based compensation expense recognized by the Company for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold	$3,166	$921	$—
Selling, general and administrative	15,729	6,923	—
Research and development	2,784	996	—
Total	$21,679	$8,840	$—

23. Related Party Transactions

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

Financing Lease/Financing Obligation - Related Party

The Company has a financing lease for two buildings located in Long Island, New York, that are used as an integrated manufacturing and office facility. For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases.

Kanan, LLC

Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for the years ended December 31, 2019, 2018 and 2017 was $2 million.

AE Companies, LLC

AE Companies, LLC ("AE") is an independent company which provides certain shared services and corporate type functions to a number of independent entities with respect to which, from time to time, Amneal conducts business. Amneal has ongoing professional service agreements with AE for administrative and research and development services. The total amount of income earned from these agreements for the year ended December 31, 2017 was $0.8 million (none in 2018 and 2019).

Asana Biosciences, LLC

Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement.  The total amount of income earned from this arrangement for the years ended December 31, 2019, and 2018 was $1 million and $0.2 million, respectively (none in 2017).  At December 31, 2019 a receivable of $1.0 million was due from the related party. (None as of December 31, 2018).

Industrial Real Estate Holdings NY, LLC

Industrial Real Estate Holdings NY, LLC ("IRE") is an independent real estate management entity which, among other activities, is the landlord of Amneal’s leased manufacturing facilities located at 75 Adams Avenue, Hauppauge, New York.  The lease expires in March 2021. Rent paid to the related party for the years ended December 31, 2019, 2018 and 2017 was $1 million per year.

Kashiv BioSciences LLC

Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b) (2) NDA products. Amneal has various business agreements with Kashiv.

In May 2013, Amneal, as a sublessor, entered into a sublease agreement with Kashiv for a portion of one of its research and development facilities. The sublease automatically renews annually if not terminated and has an annual base rent of $2 million. On January 15, 2018, Amneal and Kashiv entered into an Assignment and Assumption of Lease Agreement. The lease was assigned to Kashiv, and Amneal was relieved of all obligations. Rental income from the related party sublease for the years ended December 31, 2018 and 2017 was $0.4 million and $2 million, respectively (none in 2019).

The parties also entered into to a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for the year ended December 31, 2019 was $0.1 million (none in 2018 & 2017).

Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products.  Additionally, Amneal and Kashiv have arrangements where Kashiv performs services in connection with FDA approved products.  The total expenses associated with these arrangements for the year ended December 31, 2019 was $5 million (none for 2017 or 2018).  Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the years ended December 31, 2019, 2018 and 2017 was $4 million, $4 million and $10 million, respectively.  At December 31, 2019 and 2018 payables of approximately $6 million and $0.8 million, respectively, were due to the related party for these transactions. Additionally, as of December 31, 2019 a receivable of $0.1 million was due from the related party.

In June 2017, Amneal and Kashiv entered into a product acquisition and royalty stream purchase agreement. The aggregate purchase price was $25 million on the closing, which has been paid, plus two potential future $5 million earn outs related to the Estradiol Product. The contingent earn outs were recorded in the period in which they were earned. The first and second $5 million earn outs were recognized in March 2018 and June 2018, respectively, as an increase to the cost of the Estradiol product intangible asset and amortized on a straight-line basis over the remaining life of the estradiol intangible asset. The first earn out was paid in July 2018 and the second earn out was paid in September 2018.

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

Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the IP and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with JSP. Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met. For the year ended December 31, 2019, the Company recorded $2 million as research and development expense under this agreement with Kashiv.

In November 2019, Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis.  Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal will be responsible for filing the NDA and commercializing the product.  The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, which was recorded in research and development, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million.  Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127.

Adello Biologics, LLC

Adello is an independent clinical stage company engaged in the development of biosimilar pharmaceutical products. Amneal and Adello are parties to a master services agreement pursuant to which, from time to time, Amneal provides human resources and product quality assurance services on behalf of Adello. The parties also entered into to a license agreement for parking spaces in Piscataway, NJ. The total amount of income, net received from Adello from these agreements for December 31, 2018 was $0.2 million. The total amount of net expense paid to Adello from these agreements for the year ended December 31, 2017 was $0.1 million. (No expense or income for the year ended December 31, 2019).  At December 31, 2018, a receivable of approximately $0.1 million was due from the related party. (None as of December 31, 2019).

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

PharmaSophia, LLC

PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the years ended December 31, 2019, 2018 and 2017 was $1 million, $0.7 million and $0.3 million, respectively.  At December 31, 2019 and 2018 receivables of $0.7 million and $0.1 million, respectively, were due from the related party. Additionally, as of December 31, 2019 a payable of less than $0.1 million was due from the related party.

Gemini Laboratories, LLC

Prior to the Company's acquisition of Gemini in May 2018 as described in Note 3. Acquisitions and Divestitures, Amneal and Gemini were parties to various agreements. Total gross profit earned from the sale of inventory to Gemini for the years ended December 31, 2018 (through the acquisition date), and 2017 was $0.1 million and $3 million, respectively. The total profit share paid by Gemini for the years ended December 31, 2018 (through the acquisition date), and 2017 was $5 million and $12 million, respectively.

As part of the Company's 2018 acquisition of Gemini, the Company had an unsecured promissory note payable of $77 million owed to the sellers of Gemini. On November 7, 2018, the Company paid the note payable in full and the related $1 million of interest incurred.

Fosun International Limited

Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of 8 products upon the first commercial sale of each in China in addition to a supply price and a profit share. For the year ended December 31, 2019, the Company has not recognized any revenue from this agreement.

Tax Distributions

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 21. Stockholders' Equity.

24. Employee Benefit Plans

The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. For the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions of $7 million, $7 million and $3 million, respectively.

The Company also has a deferred compensation plan for certain former executives and employees of Impax, some of whom are currently employed by the Company. In January 2019, the Company announced that it will no longer accept contributions from employees or make matching contributions for the deferred compensation plan. Deferred compensation liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived by reference to hypothetical investments selected by the participants and is included in accounts payable and accrued expenses and other long-term liabilities.  Matching contributions for the year ended December 31, 2019 were immaterial.

25. Segment Information

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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2019	Generics (1)	Specialty (1)	Corporate and Other	Total Company
Net revenue	$1,308,843	$317,530	$—	$1,626,373
Cost of goods sold	984,782	162,432	—	1,147,214
Cost of goods sold impairment charges	119,145	7,017	—	126,162
Gross profit	204,916	148,081	—	352,997
Selling, general and administrative	68,883	79,665	141,050	289,598
Research and development	172,196	15,853	—	188,049
In-process research and development impairment charges	46,619	—	—	46,619
Acquisition, transaction-related and integration expenses	4,633	8,346	3,409	16,388
Restructuring and other charges	20,101	391	13,853	34,345
Intellectual property legal development expenses	13,193	1,045	—	14,238
Charges (gains) related to legal matters, net	12,442	—	—	12,442
Operating (loss) income	$(133,151)	$42,781	$(158,312)	$(248,682)

(1)

During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.

Year Ended December 31, 2018	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$1,439,031	$223,960	$—	$1,662,991
Cost of goods sold	835,181	103,592	—	938,773
Cost of goods sold impairment charges	7,815	—	—	7,815
Gross profit	596,035	120,368	—	716,403
Selling, general and administrative	68,426	49,465	109,955	227,846
Research and development	183,412	10,778	—	194,190
In-process research and development impairment charges	39,259	—	—	39,259
Acquisition, transaction-related and integration expenses	114,622	—	107,196	221,818
Restructuring and other charges	33,943	4,076	18,394	56,413
Intellectual property legal development expenses	15,772	489	—	16,261
Charges (gains) related to legal matters, net	(22,300)	—	2,589	(19,711)
Operating income (loss)	$162,901	$55,560	$(238,134)	$(19,673)

Year Ended December 31, 2017	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$1,033,654	$—	$—	$1,033,654
Cost of goods sold	507,476	—	—	507,476
Gross profit	526,178	—	—	526,178
Selling, general and administrative	56,050	—	52,996	109,046
Research and development	171,420	—	—	171,420
Intellectual property legal development expenses	20,518	—	—	20,518
Charges (gains) related to legal matters, net	(29,312)	—	—	(29,312)
Acquisition and transaction-related expenses	—	—	9,403	9,403
Operating income (loss)	$307,502	$—	$(62,399)	$245,103

26. Other Assets

Other assets are comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred ABL costs	$3,099	$4,026
Security deposits	1,938	2,867
Corporate-owned life insurance (1)	—	40,101
Long-term prepaid expenses	6,438	9,200
Interest rate swap	16,373	—
ROU asset - financing leases	11,442	—
Other long-term assets	4,980	11,398
Total	$44,270	$67,592

(1)	For further details on the corporate-owned life insurance, see Note 18. Fair Value Measurements.

27. Supplementary Financial Information (Unaudited)

Selected financial information for the quarterly periods noted is as follows (in thousands, except per share amounts):

	Quarters Ended
2019 (1)	March 31	June 30	September 30	December 31
Net revenue	$446,120	$404,642	$378,283	$397,328
Gross profit	83,080	105,249	54,434	110,234
Net loss	(124,752)	(50,526)	(363,392)	(64,903)
Net loss attributable to Amneal Pharmaceuticals, Inc.	(47,881)	(16,902)	(265,006)	(32,128)
Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	(0.37)	(0.13)	(2.03)	(0.23)
Class A and Class B-1 diluted	$(0.37)	$(0.13)	$(2.03)	$(0.23)

	Quarters Ended
2018 (1) (2)	March 31	June 30	September 30	December 31
Net revenue	$275,189	$413,787	$476,487	$497,528
Gross profit	144,595	178,295	200,105	193,408
Net income (loss)	51,652	(250,090)	17,465	(20,330)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	—	(19,104)	6,952	(8,768)
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	—	(0.15)	0.05	(0.07)
Class A and Class B-1 diluted	$—	$(0.15)	$0.05	$(0.07)

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

28. Subsequent Events

On January 31, 2020, the Company completed the previously-announced equity purchase agreements of AvKARE and R&S for $299 million.  The preliminary purchase price allocations for the acquisitions, which will be accounted for as business combinations, are not provided as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete, but a significant portion of the purchase price is expected to be allocated to intangible assets and goodwill.  For further details on the terms of the agreement, see Note 3. Acquisitions and Divestitures.

On January 31, 2020, in association with the AvKARE and R&S acquisitions, the Company entered into a revolving credit and term loan agreement with several banks and other financial institutions and lenders to fund the acquisitions of and provide working capital for AvKARE and R&S.  The credit agreement provides for senior secured first lien credit facilities in an aggregate principal amount equal to $210 million consisting of (i) a senior secured first lien revolving credit facility with commitments in an aggregate principal amount of $30 million and (ii) a senior secured first lien term loan facility in an aggregate principal amount of $180 million.  In connection with closing of the acquisitions, the Company borrowed $188 million to fund $179 million of the $255 million cash purchase price and pay debt fees, transaction costs and fund working capital.  The revolving credit and term loan agreement is subject to covenants.

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

2.3

Equity Purchase Agreement, dated December 10, 2019, by and among the Jerry Brian Shirley Business Trust, the Darren Thomas Shirley Business Trust, the Steve Shirley Business Trust, the Jerry Shirley Business Trust, Troy Mizell, Darrell Calvert, AvKARE, Dixon-Shane, LLC d/b/a R&S Northeast LLC and Rondo Acquisition LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Equity Purchase Agreement are not filed herewith. The Equity Purchase Agreement identifies such schedules and exhibits, including the general nature of their content. The Company undertakes to provide such schedules and exhibits to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 10, 2019).

3.1

Amended and Restated Certificate of Incorporation of Amneal Pharmaceuticals, Inc. adopted as of May 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018).

3.2	Amended and Restated Bylaws of Amneal Pharmaceuticals, Inc. adopted as of August 3, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019)

4.1

Second Supplemental Indenture dated as of May 4, 2018 to the Indenture dated as of June 30, 2015 by and between Impax Laboratories, LLC and Wilmington Trust, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2018).

4.2	Description of Registrant’s Securities.*

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

10.5.1

Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Amneal Pharmaceuticals LLC, dated as of February 14, 2019, with effect as of May 4, 2018 incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019.

10.6

Tax Receivable Agreement, dated as of May 4, 2018, by and among Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC and the Members of Amneal Pharmaceuticals LLC from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 7, 2018).

10.7

Form of Indemnification and Advancement Agreement for the directors and officers of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.8

Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018)†

10.9

Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.10

Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.11

Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019. †

10.12	Amneal Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.* †

10.13

Employment Agreement, dated May 4, 2018, by and between Amneal Pharmaceuticals, Inc. and Paul M. Bisaro (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.14

Employment Agreement, dated December 12, 2012, by and among Impax Laboratories, Inc. and Bryan M. Reasons (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.14.1

Amendment to Employment Agreement, dated April 1, 2014, by and between Impax Laboratories, Inc. and Bryan M. Reasons (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.15

Employment Agreement, dated January 24, 2018, by and among Amneal Pharmaceuticals LLC, Amneal Holdings, LLC and Andrew Boyer (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.16

Employment Agreement, dated December 16, 2017, by and among Amneal Pharmaceuticals LLC, Atlas Holdings, Inc. and Robert A. Stewart (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.17

Employment Agreement, dated January 21, 2019, by and between Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals, Inc., and Todd P. Branning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019). †

10.18

Separation Agreement, dated February 5, 2019, by and between Sheldon Hirt and Amneal Pharmaceuticals, Inc. incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019. †

10.19

Separation Agreement, dated February 28, 2019, by and between Bryan Reasons and Amneal Pharmaceuticals, Inc. incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019. †

10.20

Unsecured Promissory Note, dated as of May 7, 2018, issued by Amneal Pharmaceuticals LLC to the Sellers (as defined therein) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on May 7, 2018).

10.21	Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on May 12, 2018). †

10.22

Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.22.1

Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.23

Second Amended and Restated Stockholders Agreement, dated as of December 16, 2017, among Atlas Holdings, Inc., Amneal Pharmaceuticals Holdings Company LLC, AP Class D Member, LLC, AP Class E Member, LLC and AH PPU Management, LLC (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed on May 7, 2018).

10.24

Amendment No. 1, dated as of August 2, 2019, to Second Amended and Restated Stockholders Agreement, by and among Amneal Pharmaceuticals Holding Company, LLC, a Delaware limited liability company, AP Class D Member, LLC, a Delaware limited liability company, AP Class E Member, LLC, a Delaware limited liability company, AH PPU Management, LLC, a Delaware limited liability company, and Amneal Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019).

10.25	Amneal Pharmaceuticals LLC 2019 Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 9, 2019). †

10.26

Form of Tripartite Letter Agreement Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019).

10.27

Form of Tripartite Acknowledgment and Agreement Morgan Stanley (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019).

10.28

Separation Agreement between Robert Stewart, Amneal Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC, dated as of August 2, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019). †

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss,  (iv) Consolidated Statements of Changes in Stockholders’ Equity / Members’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

Date: March 2, 2020	Amneal Pharmaceuticals, Inc.

	By:	/s/ Todd P. Branning
Todd P. Branning
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co- Chief Executive Officer and Director	March 2, 2020
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co- Chief Executive Officer and Director	March 2, 2020
Chintu Patel	(Co-Principal Executive Officer)

/s/ Todd P. Branning	Senior Vice President and Chief Financial Officer	March 2, 2020
Todd P. Branning	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		March 2, 2020
Paul M. Meister	Executive Chairman and Director

/s/ Jeffrey P. George		March 2, 2020
Jeffrey P. George	Director

/s/ Emily Peterson Alva		March 2, 2020
Emily Peterson Alva	Director

/s/ J. Kevin Buchi		March 2, 2020
J. Kevin Buchi	Director

/s/ John J. Kiely, Jr.		March 2, 2020
John J. Kiely, Jr.	Director

/s/ Ted Nark		March 2, 2020
Ted Nark	Director

/s/ Gautam Patel		March 2, 2020
Gautam Patel	Director

/s/ Shlomo Yanai		March 2, 2020
Shlomo Yanai	Director

/s/ Peter R. Terreri		March 2, 2020
Peter R. Terreri	Director