Form 10-Q
period 2020-03-31
Amneal Pharmaceuticals, Inc.
filed 2020-05-11
CIK 1723128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 147,314,497 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.'s other publicly available documents contain "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (the "Company") also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; the Company’s strategy for growth; product development; regulatory approvals; market position and expenditures.

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

Such risks and uncertainties include, but are not limited to:

•	the impact of global economic conditions;
•	the anticipated impact of the COVID-19 pandemic on our business, manufacturing, supply chain, financial results, financial condition, and planned capital expenditures.
•	our ability to successfully develop, license, acquire and commercialize new products on a timely basis;
•	our ability to obtain exclusive marketing rights for our products;
•	the competition we face in the pharmaceutical industry from brand and generic drug product companies, and the impact of that competition on our ability to set prices;
•	our ability to manage our growth through acquisitions and otherwise;
•	our dependence on the sales of a limited number of products for a substantial portion of our total revenues;
•	the risk of product liability and other claims against us by consumers and other third parties;
•

risks related to changes in the regulatory environment, including United States federal and state laws related to healthcare fraud abuse and health information privacy and security and changes in such laws;

•	changes to FDA product approval requirements;
•	risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•	the impact of healthcare reform and changes in coverage and reimbursement levels by governmental authorities and other third-party payers;
•	the continuing trend of consolidation of certain customer groups;
•	our reliance on certain licenses to proprietary technologies from time to time;
•	our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;
•	our dependence on third-party agreements for a portion of our product offerings;
•	our ability to identify and make acquisitions of or investments in complementary businesses and products on advantageous terms;
•	legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•	the significant amount of resources we expend on research and development;
•	our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness; and
•	the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group.

Investors also should carefully read our Annual Report on Form 10-K for the year ended December 31, 2019, including the section captioned “Risk Factors” for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Amneal Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net revenue	$498,533	$446,120
Cost of goods sold	313,578	309,743
Cost of goods sold impairment charges	1,456	53,297
Gross profit	183,499	83,080
Selling, general and administrative	77,976	84,436
Research and development	36,379	53,858
In-process research and development impairment charges	960	22,787
Intellectual property legal development expenses	1,270	4,166
Acquisition, transaction-related and integration expenses	2,575	6,032
Charges related to legal matters	4,500	—
Restructuring and other charges	2,048	6,161
Operating income (loss)	57,791	(94,360)
Other (expense) income:
Interest expense, net	(39,899)	(43,281)
Foreign exchange loss, net	(5,181)	(5,464)
Gain on sale of international business	—	8,818
Other income, net	633	1,107
Total other expense, net	(44,447)	(38,820)
Income (loss) before income taxes	13,344	(133,180)
Benefit from income taxes	(108,173)	(8,428)
Net income (loss)	121,517	(124,752)
Less: Net (income) loss attributable to non-controlling interests	(6,450)	76,871
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$115,067	$(47,881)
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.78	$(0.37)
Class A and Class B-1 diluted	$0.78	$(0.37)
Weighted-average common shares outstanding:
Class A and Class B-1 basic	147,180	127,687
Class A and Class B-1 diluted	147,956	127,687

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$121,517	$(124,752)
Less: Net (income) loss attributable to non-controlling interests	(6,450)	76,871
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	115,067	(47,881)
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period	(5,135)	5,236
Less: Reclassification of foreign currency translation adjustment included in net loss	—	3,373
Foreign currency translation adjustments, net	(5,135)	8,609
Unrealized loss on cash flow hedge, net of tax	(62,658)	—
Less: Other comprehensive income (loss) attributable to non-controlling interests	34,456	(4,927)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(33,337)	3,682
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$81,730	$(44,199)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Balance Sheets

(unaudited; in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$405,238	$151,197
Restricted cash	1,687	1,625
Trade accounts receivable, net	722,682	604,390
Inventories	437,959	381,067
Prepaid expenses and other current assets	204,409	70,164
Related party receivables	1,725	1,767
Total current assets	1,773,700	1,210,210
Property, plant and equipment, net	467,559	477,997
Goodwill	514,733	419,504
Intangible assets, net	1,475,161	1,382,753
Operating lease right-of-use assets	50,943	53,344
Operating lease right-of-use assets - related party	21,616	16,528
Financing lease right-of-use assets - related party	60,632	61,284
Other assets	26,456	44,270
Total assets	$4,390,800	$3,665,890
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$606,925	$507,483
Current portion of long-term debt, net	29,736	21,479
Revolving credit facility	300,000	—
Current portion of operating lease liabilities	12,125	11,874
Current portion of operating and financing lease liabilities - related party	4,084	3,601
Current portion of note payable- related party	1,000	—
Related party payable	11,195	5,969
Total current liabilities	965,065	550,406
Long-term debt, net	2,772,029	2,609,046
Note payable - related party	35,281	—
Operating lease liabilities	40,615	43,135
Operating lease liabilities - related party	19,874	15,469
Financing lease liabilities - related party	61,069	61,463
Other long-term liabilities	80,846	39,583
Total long-term liabilities	3,009,714	2,768,696
Commitments and contingencies (Notes 5 and 17)
Redeemable non-controlling interests	12,563	—
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both March 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2020 and December 31, 2019; 147,311 and 147,070 shares issued at March 31, 2020 and December 31, 2019, respectively	1,472	1,470
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2020 and December 31, 2019; 152,117 issued at both March 31, 2020 and December 31, 2019	1,522	1,522
Additional paid-in capital	611,600	606,966
Stockholders' accumulated deficit	(262,813)	(377,880)
Accumulated other comprehensive loss	(33,405)	(68)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	318,376	232,010
Non-controlling interests	85,082	114,778
Total stockholders' equity	403,458	346,788
Total liabilities and stockholders' equity	$4,390,800	$3,665,890

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$121,517	$(124,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,083	48,868
Amortization of Levothyroxine Transition Agreement asset	—	36,393
Unrealized foreign currency loss	5,514	6,490
Amortization of debt issuance costs and discount	2,004	1,601
Gain on sale of international business	—	(8,818)
Intangible asset impairment charges	2,416	76,084
Deferred tax benefit	—	(9,884)
Stock-based compensation	4,539	4,347
Inventory provision	15,200	15,650
Other operating charges and credits, net	1,266	1,109
Changes in assets and liabilities:
Trade accounts receivable, net	(60,893)	(165,012)
Inventories	(2,778)	(14,180)
Income taxes receivable associated with the CARES Act	(110,069)	—
Prepaid expenses, other current assets and other assets	(26,383)	22,657
Related party receivables	76	(314)
Accounts payable, accrued expenses and other liabilities	34,839	695
Related party payables	3,695	656
Net cash provided by (used in) operating activities	49,026	(108,410)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,367)	(17,988)
Acquisition of intangible assets	(1,050)	—
Acquisitions, net of cash acquired	(253,625)	—
Cash sold with international business	—	(3,478)
Net cash used in investing activities	(262,042)	(21,466)
Cash flows from financing activities:
Proceeds from issuance of debt	180,000	—
Payments of principal on debt and financing leases	(7,158)	(6,750)
Net borrowings on revolving credit facility	300,000	—
Payments of deferred financing costs	(4,102)	—
Proceeds from exercise of stock options	5	1,010
Employee payroll tax withholding on restricted stock unit vesting	(503)	—
Acquisition of non-controlling interest	—	(2,011)
Tax distribution to non-controlling interest	—	(13,494)
Payments of principal on financing lease - related party	(263)	(619)
Net cash provided by (used in) financing activities	467,979	(21,864)
Effect of foreign exchange rate on cash	(860)	(296)
Net increase (decrease) in cash, cash equivalents, and restricted cash	254,103	(152,036)
Cash, cash equivalents, and restricted cash - beginning of period	152,822	218,779
Cash, cash equivalents, and restricted cash - end of period	$406,925	$66,743
Cash and cash equivalents - end of period	$405,238	$63,946
Restricted cash - end of period	1,687	2,797
Cash, cash equivalents, and restricted cash - end of period	$406,925	$66,743
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,386	$40,032
Cash (paid) received for income taxes, net	$(3,430)	$9,713
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$36,033	$—
Receivable from the sale of international business	$—	$35,837
Payable for acquisition of product rights and licenses	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.

Consolidated Statement of Stockholders' Equity

(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stockholders' Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity	Interests
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income	—	—	—	—	—	115,067	—	5,362	120,429	1,088
Foreign currency translation adjustment	—	—	—	—	—	—	(2,525)	(2,610)	(5,135)	—
Stock-based compensation	—	—	—	—	4,539	—	—	—	4,539	—
Exercise of stock options	1	—	—	—	5	—	—	—	5	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	240	2	—	—	90	—	—	(602)	(510)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(30,812)	(31,846)	(62,658)	—
Redeemable non-controlling interests issued for acquisitions	—	—	—	—	—	—	—	—	—	11,475
Balance at March 31, 2020	147,311	$1,472	152,117	$1,522	$611,600	$(262,813)	$(33,405)	$85,082	$403,458	$12,563

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in	Stockholders' Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(47,881)	—	(76,871)	(124,752)
Cumulative-effective adjustment from adoption of Topic 842, net of tax	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,238	2,998	5,236
Stock-based compensation	—	—	—	—	—	—	4,347	—	—	—	4,347
Exercise of stock options	197	2	—	—	—	—	748	—	(7)	267	1,010
Redemption of Class B Common Stock	320	3	(320)	(3)	—	—	1,124	—	(19)	(882)	223
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,444	1,929	3,373
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	—	—	—	502	—	—	—	502
Balance at March 31, 2019	115,564	$1,156	170,941	$1,710	12,329	$123	$537,159	$(63,844)	$(4,099)	$327,576	$799,781

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

Amneal was formed in 2002 and operates through various subsidiaries. Amneal is a vertically integrated developer, manufacturer, and seller of generic pharmaceutical products. Amneal’s pharmaceutical research includes analytical and formulation development and stability. Amneal operates principally in the United States, India, and Ireland.  Amneal sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.

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

In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855 million. Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis. On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage held by non-controlling interest holders (the "Amneal Group") upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%. As of both March 31, 2020 and December 31, 2019, the overall interest percentage held by non-controlling interest holders was approximately 51%.

On July 5, 2018, Holdings distributed to its members all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of March 31, 2020, Holdings did not hold any equity interest in Amneal or the Company.

During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all (12.3 million) of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The rights of Class A Common Stock and Class B-1 Common Stock were identical, except that the Class B-1 Common Stock had certain director appointment rights and the Class B-1 Common Stock had no voting rights (other than with respect to its director appointment right and as otherwise required by law).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2020, cash flows for the three months ended March 31, 2020 and 2019 and the results of its operations, its comprehensive income (loss) and changes in stockholders' equity for the three months ended March 31, 2020 and 2019. The consolidated balance sheet data at December 31, 2019 was derived from the Company's audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2019 Annual Report on Form 10-K, except for the impact of the adoption of new accounting standards discussed under Recently Adopted Accounting Pronouncements. The following new significant accounting policy relates to the acquisitions of AvKARE, Inc. and Dixon-Shane, LLC d/b/a R&S Northeast LLC (refer to Note 3. Acquisitions and Divestitures).

Chargebacks Receivable

When a sale occurs on a contracted item, the difference between the cost the Company pays to the manufacturer of that item and the contract price that the end customer has with the manufacturer is rebated to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale. At March 31, 2020, chargebacks receivable was $24 million, net of an immaterial allowance for doubtful accounts.

Use of Estimates

The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, distribution fees, allowances for accounts receivable, accrued liabilities, chargeback receivables, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights, allowances for deferred tax assets, measurement of assets acquired and liabilities assumed in business combinations at fair value and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 82): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement.  The Company adopted ASU 2018-13 effective January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance that changes the impairment model for most financial assets including trade receivables and certain other instruments that are not measured at fair value through net income. The standard will replace today’s "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 effective January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provided elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The amendments may be applied to impacted contracts and hedges prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Acquisitions and Divestitures

AvKARE and R&S Acquisitions

On December 10, 2019, the Company, through its investment in Rondo Partners, LLC (“Rondo”), entered into an equity purchase and operating agreements to acquire approximately a 65.1% controlling financing interest in both AvKARE Inc., a Tennessee corporation, and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively the “Acquisitions”). Prior to closing, AvKARE, Inc. converted to a limited liability company, AvKARE, LLC. AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.

On January 31, 2020, the Company completed the Acquisitions.  The purchase price of $295 million, included cash of $254 million and the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44 million (estimated fair value of $35 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1 million to the sellers.  The cash purchase price was funded by $76 million of cash on hand and $178 million of proceeds from a $180 million term loan.  The remaining $2 million consisted of working capital costs (refer to Note 13. Debt).  For further detail of the preliminary purchase price, refer to the table below.

For the three months ended March 31, 2020, there were $1 million of transaction costs associated with the Acquisitions recorded in acquisition, transaction-related and integration expenses.

The Acquisitions were accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer of AvKARE, LLC and R&S.

The preliminary purchase price is calculated as follows (in thousands):

Cash	$254,000
Sellers Notes (1)	35,033
Settlement of Amneal trade accounts receivable from R&S (2)	7,440
Short-Term Seller Note (3)	1,000
Working capital adjustment (4)	(2,640)
Fair value consideration transferred	$294,833

(1)

In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value. The Sellers Notes are stated at the preliminary fair value estimate of $35 million, which is the $44 million aggregate principal amount less a $9 million discount.  The fair value of the Sellers Notes was estimated using the Monte-Carlo simulation approach under the option pricing framework.

(2)	Represents trade accounts receivable from R&S that was effectively settled upon closing of the Acquisitions.
(3)	Represents the principal amount due on the Short-Term Seller Note, which approximates fair value.
(4)	Represents estimated working capital adjustment pursuant to the terms of the purchase agreement.

The following is a summary of the preliminary purchase price allocation for the Acquisitions (in thousands):

Preliminary Fair Values As of March 31, 2020
Restricted cash	$375
Trade accounts receivable, net	52,223
Inventories	72,615
Prepaid expenses and other current assets	33,525
Related party receivables	61
Property, plant and equipment	5,278
Goodwill	95,955
Intangible assets, net	137,400
Operating lease right-of-use assets - related party	5,544
Total assets acquired	402,976
Accounts payable and accrued expenses	89,592
Related party payables	1,532
Operating lease liabilities - related party	5,544
Total liabilities assumed	96,668
Redeemable non-controlling interests	11,475
Fair value of consideration transferred	$294,833

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Preliminary Fair Values	Weighted-Average Useful Life
Government licenses	$66,700	7 years
Government contracts	28,600	4 years
National contracts	28,600	5 years
Customer relationships	13,000	10 years
Trade name	500	6 years
	$137,400

The estimated fair values of the customer relationships, government contracts and national contracts were determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an intangible asset based on market participant expectations of the cash flows that an intangible asset would generate over its remaining useful life.  The estimated fair value of the trade name was determined using the “relief from royalty method,” which is a valuation technique that provides an estimate of the fair value of an intangible asset equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. The estimated fair value of the government licenses was determined using the “with-and-without method,” which is a valuation technique that provides an estimate of the fair value of an intangible asset that is equal to the difference between the present value of the prospective revenues and expenses for the business with and without the subject intangible asset in place. The assumptions, including the expected projected cash flows, utilized in the preliminary purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Acquisitions on January 31, 2020.

Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset (including net revenues, cost of sales, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream, as well as other factors. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets, assumed liabilities and redeemable non-controlling interests. The Company obtains this information during due diligence and through other sources.  In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired businesses, it is able to refine the estimates of fair value and more accurately allocate the purchase price.  Only items identified as of the acquisition date are considered for subsequent adjustment.  The Company is continuing to evaluate the acquired assets, assumed liabilities and redeemable non-controlling interests associated with the Acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The Sellers Notes and redeemable non-controlling interests were estimated using the Monte-Carlo simulation approach under the option pricing framework.  The non-controlling interests are redeemable at the option of either the non-controlling interest holder and Amneal. The fair value of the redeemable non-controlling interests considers these redemption rights.

Of the $96 million of goodwill acquired in connection with the Acquisitions, approximately $65 million was allocated to the Company’s AvKARE segment (refer to Note 18. Segment Information) and approximately $31 million was allocated to the Generics segment.  Goodwill was allocated to the Generics segment as net revenue of products manufactured from Amneal and distributed by the Acquisitions is reflected in Generics’ segment results.  Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.

For the three months ended March 31, 2020, the Acquisitions contributed total net revenue of approximately $65 million and operating loss of $1 million, which included approximately $6 million of amortization expense from intangible assets acquired in the Acquisitions, to the Company’s consolidated results of operations.

Unaudited Pro Forma Information

The unaudited pro forma combined results of operations for the three months ended March 31, 2020 and 2019 (assuming the closing of the Acquisitions occurred on January 1, 2019) are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenue	$525,303	$511,205
Net income (loss)	$122,521	$(133,410)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$115,388	$(50,463)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Acquisitions taken place on January 1, 2019. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

Adjustments to arrive at the unaudited pro forma information primarily related to increases in selling, general and administrative expenses for amortization of acquired intangible assets, net of the applicable tax impact.

U.K. Divestiture

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

4. Revenue Recognition

Performance Obligations

The Company’s performance obligation is the supply of finished pharmaceutical and related products to its customers. The Company’s customers consist primarily of major wholesalers, retail pharmacies, managed care organizations, purchasing co-ops, hospitals, government agencies, institutions, and pharmaceutical companies. The Company’s customer contracts generally consist of both a master agreement, which is signed by the Company and its customer, and/or a customer submitted purchase order, which is governed by the terms and conditions of the master agreement. Customers purchase product by direct channel sales from the Company or by indirect channel sales through various distribution channels.

Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.

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

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. Variable consideration includes but is not limited to: chargebacks, distribution fees, rebates, group purchasing organization ("GPO") fees, prompt payment (cash) discounts, consideration payable to the customer, billbacks, Medicaid and other government pricing programs, price protection and shelf stock adjustments, sales returns, and profit shares.

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

Concentration of Revenue

The Company's three largest customers accounted for approximately 81% and 79% of total gross sales of products for the three months ended March 31, 2020 and 2019, respectively.

Disaggregated Revenue

The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the three months ended March 31, 2020 and 2019 are set forth below (in thousands):

		Three Months Ended March 31,
		2020	2019
Generics
	Anti-Infective	$13,253	$5,942
	Hormonal/Allergy	87,481	102,725
	Antiviral	15,824	14,456
	Central Nervous System (1)	101,575	124,775
	Cardiovascular System	29,679	36,217
	Gastroenterology	23,536	9,556
	Oncology	15,966	14,959
	Metabolic Disease/Endocrine	17,229	17,847
	Respiratory	10,067	9,218
	Dermatology	15,245	12,973
	Other therapeutic classes	21,746	18,177
	International and other	985	15,632
	Total Generics net revenue	352,586	382,477
Specialty
	Hormonal/Allergy	13,954	10,899
	Central Nervous System (1)	68,311	42,899
	Gastroenterology	48	481
	Metabolic Disease/Endocrine	273	541
	Other therapeutic classes	5,391	8,823
	Total Specialty net revenue	87,977	63,643
AvKARE
	Distribution	31,586	—
	Government Label	21,378	—
	Institutional	3,413	—
	Other	1,593	—
	Total AvKARE net revenue	57,970	—
	Total net revenue	$498,533	$446,120

(1)

During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.

A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2020 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2019	$829,807	$34,308	$150,361	$114,960
Impact from the Acquisitions	15,292	944	15,229	10
Provision related to sales recorded in the period	1,080,290	32,947	47,163	36,472
Credits/payments issued during the period	(1,244,302)	(35,371)	(26,301)	(40,067)
Balance at March 31, 2020	$681,087	$32,828	$186,452	$111,375

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

Levothyroxine License and Supply Agreement; Transition Agreement

On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. ("JSP") for levothyroxine sodium tablets ("Levothyroxine"). This agreement designated the Company as JSP's exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Additionally, under this license and supply agreement, the Company accrued the up-front license payment of $50 million on March 22, 2019, which was paid in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.

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

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the three months ended March 31, 2019, $37 million, was expensed to cost of goods sold, as the Company sold Levothyroxine (none in the three months ended March 31, 2020). As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the transition period, which was fully settled in March 2020.

Biosimilar Licensing and Supply Agreement

On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For the three months ended March 31, 2019 the Company expensed a milestone payment of $1 million, to research and development (none in the three months ended March 31, 2020).

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

In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $4 million for both the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, AstraZeneca and the Company agreed to terminate the AZ Agreement and subsequent AZ Amendment effective January 2021.

For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 19. Related Party Transactions.

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

On July 10, 2019, the Company announced a plan to restructure its operations that was intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount by approximately 300 to 350 employees, primarily by ceasing manufacturing at its Hauppauge, NY facility.  Collectively these actions comprise the "Plans".

The following table sets forth the components of the Company's restructuring and other charges (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee restructuring separation charges (1)	$46	$2,318
Other employee severance charges (2)	2,002	3,843
Total restructuring and other charges	$2,048	$6,161

(1)

Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plans at the Company's Hauppauge, NY, Hayward, CA and other facilities.

(2)	Other employee severance charges are primarily associated with the cost of benefits for former senior executives.

The charges related to restructuring impacted segment earnings as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Generics	$46	$996
Specialty	—	178
Corporate	—	1,144
Total employee restructuring charges	$46	$2,318

The following table shows the change in the employee separation-related liability associated with the Plans, which is included in accounts payable and accrued expenses (in thousands):

Employee Restructuring
Balance at December 31, 2019	$3,900
Charges to income	46
Payments	(2,077)
Balance at March 31, 2020	$1,869

7. Earnings (Loss) per Share

Basic earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding during the period. Diluted earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$115,067	$(47,881)
Denominator:
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding - basic (1)	147,180	127,687
Effect of dilutive securities:
Stock options	230	—
Restricted stock units	546	—
Weighted-average shares of Class A Common Stock and Class B-1 Common Stock outstanding - diluted	147,956	127,687
Net earnings (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.78	$(0.37)
Class A and Class B-1 diluted	$0.78	$(0.37)

(1)

During the three months ended June 30, 2019, pursuant to the Company’s certificate of incorporation, the Company converted all 12.3 million of its issued and outstanding shares of Class B-1 Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company.  The weighted-average shares for the three months ended March 31, 2020 do not include Class B-1 Common Stock.

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

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock (in thousands):

	Three Months Ended March 31,
	2020		2019
Stock options	683	(1)	8,400	(4)
Restricted stock units	—		3,282	(4)
Performance stock units	3,054	(2)	520	(4)
Shares of Class B Common Stock	152,117	(3)	171,041	(3)

(1)

Excluded from the computation of diluted earnings per share of Class A Common Stock because the exercise price of the stock options exceeded the average market price of the Class A Common Stock during the period (out-of-the-money).

(2)	Excluded from the computation of diluted earnings per share of Class A Common Stock because the performance vesting conditions were not met for the three months ended March 31, 2020.
(3)

Shares of Class B Common Stock are considered potentially dilutive shares of Class A Common Stock and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive under the if-converted method.  As noted above, the weighted-average shares for the three months ended March 31, 2020 do not include Class B-1 Common Stock.

(4)

Excluded from the computation of diluted loss per share of Class A Common Stock and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the three months ended March 31, 2019.

8. Income Taxes

For the three months ended March 31, 2020 and 2019, the Company's benefit from income taxes and effective tax rates were $108 million and (810.6%) and $8 million and 6.3%, respectively. The year over year change in benefit from income taxes was primarily related to the Company’s full valuation allowance and the effects of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act.”)

As of September 30, 2019, the Company established a valuation allowanced based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.  The Company estimated that as of September 30, 2019 it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2019.  As a result of the initial September 30, 2019 and December 31, 2019 analyses, the Company determined that it remained more likely than not that it will not realize the benefits of its gross DTAs and therefore recorded an additional valuation allowance of $428 million for the year ended December 31, 2019 to reduce the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of March 31, 2020, based on its evaluation of available positive and negative evidence, the Company has maintained its position with respect to the valuation allowance.

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, includes provisions relating to income and non-income-based tax laws. Some of the key income tax-related provisions include net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some of these tax provisions are effective retroactively for years ending before the date of enactment. Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2020, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds. The Company continues to carefully analyze eligibility and application of both the income tax and non-income-based tax provisions.

The CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes. As a result of the CARES Act, the Company expects to carry back approximately $345 million in NOLs generated in 2018 to prior taxable income years.

ASC 740 requires the effect from adjusting deferred tax assets or changes to valuation allowances due to the CARES Act to be recognized as a component of income taxes expense or benefit in the interim period that includes the period in which the new legislation is enacted (quarter ended March 31, 2020), and it cannot be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate. In the three months ended March 31, 2020, the Company reclassified the 2018 NOL carryback amount for previously paid income tax to income tax receivable and reversed the corresponding valuation allowance. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%.  Accordingly, the Company recorded a discrete income tax benefit of $110 million for the three months ended March 31, 2020.

In connection with the Combination, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA (including imputed interest).  In conjunction with the valuation allowance recorded on the DTAs at September 30, 2019, the Company reversed the TRA liability, which had been recorded at the time of the Combination.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to TRA; therefore, the Company has not accrued the liability under the TRA related to the tax savings it may realize from common units sold or exchanged through March 31, 2020. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, Amneal will record liabilities under the TRA, which amounts to approximately $202 million as of March 31, 2020 as a result of basis adjustments under Internal Revenue Code Section 754. Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations.  However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA.  Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.

9. Trade Accounts Receivable, Net

Trade accounts receivable, net is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Gross accounts receivable	$1,437,336	$1,470,706
Allowance for doubtful accounts	(739)	(2,201)
Contract charge-backs and sales volume allowances	(681,087)	(829,807)
Cash discount allowances	(32,828)	(34,308)
Subtotal	(714,654)	(866,316)
Trade accounts receivable, net	$722,682	$604,390

Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at March 31, 2020, equal to 38%, 24%, and 21%, respectively.  Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2019, equal to 39%, 25%, and 25%, respectively.

10. Inventories

Inventories, net of reserves, are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$162,725	$172,159
Work in process	53,071	58,188
Finished goods	222,163	150,720
Total inventories	$437,959	$381,067

11. Prepaid and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Deposits and advances	$373	$1,123
Prepaid insurance	2,648	3,858
Prepaid regulatory fees	2,330	4,016
Income and other tax receivables (1)	124,527	13,740
Prepaid taxes	3,200	3,255
Other current receivables	16,364	15,996
Other prepaid assets	30,575	28,176
Chargebacks receivable (2)	24,392	—
Total prepaid expenses and other current assets	$204,409	$70,164

(1)

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, includes provisions relating to income and non-income-based tax laws.  Amneal recorded a U.S. federal income tax receivable of $110 million related to benefits associated with the CARES Act.  For further details, refer to Note 8. Income Taxes.

(2)

When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

12. Other Assets

Other assets are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred revolving credit facility costs	$3,434	$3,099
Security deposits	1,730	1,938
Long-term prepaid expenses	5,875	6,438
Interest rate swap	—	16,373
Financing lease right-of-use assets	10,703	11,442
Other long-term assets	4,714	4,980
Total other assets	$26,456	$44,270

13. Debt

The following is a summary of the Company's long-term debt (in thousands):

	March 31, 2020	December 31, 2019
Term Loan due May 2025	$2,652,126	$2,658,876
Rondo Term Loan due January 2025	180,000	—
Other	624	624
Total long-term debt	2,832,750	2,659,500
Less: debt issuance costs	(30,985)	(28,975)
Total debt, net of debt issuance costs	2,801,765	2,630,525
Less: current portion of long-term debt	(29,736)	(21,479)
Total long-term debt, net	$2,772,029	$2,609,046

Senior Secured Credit Facilities

On May 4, 2018 the Company entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed revolving credit facility ("Revolving Credit Facility") under which loans and letters of credit up to a principal amount of $500 million, of which $194 million were available at March 31, 2020 (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities").  The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at March 31, 2020. The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at March 31, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability.

The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At March 31, 2020, the Revolving Credit Facility commitment fee rate is 0.375% per annum.

During March 2020, as a precautionary measure to mitigate the uncertainty surrounding overall market liquidity due to COVID-19, the Company borrowed $300 million on the Revolving Credit Facility, all of which is outstanding at March 31, 2020.  As the financial markets stabilized following a period of high volatility due to the COVID-19 pandemic, the Company repaid $200 million of borrowings under the Revolving Credit Facility in May 2020.

The Company incurred costs associated with the Term Loan due May 2025 of $38 million and the Revolving Credit Facility of $5 million, which have been capitalized and are being amortized over the life of the applicable debt agreement to interest expense using the effective interest method. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the Revolving Credit Facility have been recorded in other assets because there were no borrowings outstanding on the effective date of the Revolving Credit Facility. For both the three months ended March 31, 2020 and 2019, amortization of deferred financing costs related to the Term Loan and the Revolving Credit Facility was $2 million.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At March 31, 2020, Amneal was in compliance with all covenants.

Acquisition Financing - Revolving Credit and Term Loan Agreement

On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million.  The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at March 31, 2020 and matures on January 31, 2025.  The annual interest rate for borrowings under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At March 31, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.

A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At March 31, 2020, the Rondo Credit Facility commitment fee rate is 0.4% per annum.

Costs associated with the Rondo Term Loan of $3 million and the Rondo Credit Facility of $1 million, which have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan has been recorded in the balance sheet net of issuance costs.  Costs associated with the Rondo Revolving Credit Facility have been recorded in other assets.  For the three months ended March 31, 2020, amortization of deferred financing costs associated with the Rondo Credit Facility were less than $1 million.

The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/ or the interest rate may be increased.  At March 31, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.

The Term Loan and Rondo Term Loan require payments of $27 million and $9 million, respectively, per year for the next five years and the balance thereafter.

Acquisition Financing – Notes Payable-Related Party

The Sellers Notes with a stated aggregate principal amount of $44 million and the Short-Term Sellers Note with a stated principal amount of $1 million were issued by Rondo or its subsidiary, Rondo Top Holdings, LLC, on January 31, 2020, the closing date of the Acquisitions.  The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025.  The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.   If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest are satisfied no later than January 31, 2030 or earlier, upon a change in control.  The Short-Term Sellers Note is also unsecured and accrues interest at a rate of 1.6% and is due on January 31, 2020.

In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value.  The Sellers Notes were stated at the preliminary fair value estimate of $35 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework.  The Short-Term Sellers Note of $1 million was recorded at the stated principal amount of $1 million, which approximates fair value.  The $9 million discount on the Sellers Notes will be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes will accrete to the stated principal amount of $44 million.

The Sellers Notes and the Short-Term Sellers Note are recorded in notes payable-related party within long-term liabilities and notes payable-related party within current liabilities, respectively.

14. Other Long-Term Liabilities

Other long-term liabilities are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Interest rate swap (1)	$46,285	$—
Uncertain tax positions	3,601	5,088
Long-term compensation (2)	19,484	22,735
Financing lease liabilities	3,584	3,869
Other long-term liabilities	7,892	7,891
Total other long-term liabilities	$80,846	$39,583

(1)	Refer to Notes 15. Fair Value Measurement of Financial Instruments and 16. Financial Instruments for information about the Company’s interest rate swap.
(2)

Includes $12 million of long-term deferred compensation plan liabilities (refer to Note 15. Fair Value Measurements of Financial Instruments), $6 million of long-term employee benefits for the Company’s international employees and $2 million of long-term severance liabilities (refer to Note 6. Restructuring and Other Charges).

15. Fair Value Measurements of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement Based on
March 31, 2020	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap (1)	$46,285	$—	$46,285	$—
Deferred compensation plan liabilities (2)	13,854	—	13,854	—

December 31, 2019
Assets
Interest rate swap (1)	$16,373	$—	$16,373	$—
Liabilities
Deferred compensation plan liabilities (2)	$18,396	$—	$18,396	$—

(1)

The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions.

(2)

As of March 31, 2020, deferred compensation plan liabilities of $2million and $12million were recorded in current and non-current liabilities, respectively. As of December 31, 2019, deferred compensation plan liabilities of $4 million and $14 million were recorded in current and non-current liabilities, respectively. They are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.

There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

The $2.7 billion Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at March 31, 2020 and December 31, 2019 was approximately $2.3 billion and $2.4 billion, respectively.

The $180 million Rondo Term Loan entered into on January 31, 2020 falls into the Level 2 category within the fair value level hierarchy. The carrying value of $180 million at March 31, 2020 approximates fair value.

The Sellers Notes and the Short-Term Sellers Note fall into the Level 2 category within the fair value level hierarchy.  At March 31, 2020, the carrying value of the Sellers Notes and the Short-Term Sellers Note of $35 million and $1 million, respectively, approximate their fair values.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no non-recurring fair value measurements during the three months ended March 31, 2020 and 2019.

16. Financial Instruments

The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.

Interest Rate Risk

The Company is exposed to interest rate risk on its debt obligations.  Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows because the impact of interest rate risk is not material. The Company's debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, refer to Note 13. Debt).  The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range.  In order to achieve this objective, the Company has entered into an interest rate swap on the Term Loan.

Interest Rate Derivative – Cash Flow Hedge

The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with its Term Loan.

As of March 31, 2020, the total loss, net of income taxes, related to the Company’s cash flow hedge was $46 million, in which $23 million was recognized in accumulated other comprehensive loss and $23 million was recognized in non-controlling interests (none as of March 31, 2019).

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$46,285	Other assets	$16,373

17. Commitments and Contingencies

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

The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three months ended March 31, 2020, the Company recorded a charge of approximately $5 million for commercial legal proceedings and claims.  The ultimate resolution of any or all claims, legal proceedings or investigations could differ materially from our estimate and have a material adverse effect on the Company's results of operations and/or cash flow in any given accounting period, or on the Company's overall financial condition.  As of March 31, 2020 and December 31, 2019, the Company had liabilities for commercial and governmental legal proceedings and claims of $15 million and $17 million, respectively.

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

Patent Infringement Matter

Impax Laboratories, LLC. v. Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (Rytary ®)

On December 21, 2017, Impax filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (collectively, "Zydus") in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 9,089,608, based on the filing of Zydus’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary ®. Zydus answered the complaint on April 27, 2018, asserting counterclaims of non-infringement and invalidity of U.S. Pat. Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; and 9,089,607. Impax answered Zydus’s counterclaims on June 1, 2018. Zydus filed a motion for judgment on the pleadings regarding its counterclaims. On November 29, 2018, the Court granted Zydus’s motion for judgment as to its counterclaims. A case schedule had been set with trial anticipated in April 2020, but that has been postponed indefinitely due to the COVID-19 pandemic.

Other Litigation Related to the Company’s Business

Opana ER® FTC Antitrust Litigation

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against Impax, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against Impax with similar allegations regarding Impax’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. Impax filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. On May 11, 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the case in its entirety. The government appealed this ruling to the FTC. On March 28, 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s initial dismissal decision. The FTC found that Impax had violated Section 5 of the FTC Act by engaging in an unfair method of competition, and accordingly entered an order enjoining Impax from entering into anticompetitive reverse patent settlements (or agreements with other generic original Opana® ER manufacturers) and requiring Impax to maintain an antitrust compliance program. On June 6, 2019, Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit.  Impax filed its opening appellate brief with the Fifth Circuit on October 3, 2019; the FTC filed its brief in response on December 9, 2019 and Impax filed a reply brief on December 30, 2019.  Oral argument before the Fifth Circuit had been scheduled for April 27, 2020, but has been postponed indefinitely due to the COVID-19 pandemic.

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

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Discovery, including expert discovery, is ongoing. On March 25, 2019, plaintiffs filed motions for class certification and served opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports were filed and served on August 29, 2019. On November 5, 2019, plaintiffs filed reply briefs in further support of their motions for class certification.  On January 17, 2020, defendants filed a motion for leave to file joint surreply briefs in response thereto; plaintiffs filed responses on January 24, 2020.  On February 5, 2020, the court granted defendants’ motion for leave, and entered a case schedule to which the parties jointly stipulated, setting a trial date of March 15, 2021, though it will likely be delayed due to the COVID-19 pandemic.  On April 15, 2020, defendants filed motions for summary judgement.

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

Texas State Attorney General Civil Investigative Demand

On May 27, 2014, a CID was served on Amneal by the Office of the Attorney General for the state of Texas (the "Texas AG") relating to products distributed by Amneal under a specific Amneal labeler code. Shortly thereafter, Amneal received a second CID with respect to the same products sold by Interpharm Holding, Inc. ("Interpharm"), the assets of which had been acquired by Amneal in June 2008. Amneal completed its production of the direct and indirect sales transaction data in connection with the products at issue and provided this information to the Texas AG in November 2015. In May 2016, the Texas AG delivered two settlement demands to Amneal in connection with alleged overpayments made by the State of Texas for such products under its Medicaid programs. For the Amneal and Interpharm products at issue, the Texas AG’s initial demand was for an aggregate total of $36 million based on $16 million in alleged overpayments.  After analyzing the Texas AG’s demand, Amneal raised certain questions regarding the methodology used in the Texas AG’s overpayment calculations, including the fact that the calculations treated all pharmacy claims after 2012 for the products at issue as claims for over-the-counter ("OTC") drugs, even though the products were prescription pharmaceuticals. This had the effect of increasing the alleged overpayment because the dispensing fee for OTC drugs was lower than that for prescription drugs. Therefore, the Texas AG’s calculations were derived by subtracting a lower (and incorrect) OTC dispensing fee from the higher (and correct) prescription dispensing fee. The Texas AG later acknowledged this discrepancy. In March 2019, the Texas AG provided Amneal with a re-calculation of the alleged overpayment.  In October 2019, Amneal reached an agreement in principle with the Texas AG to settle the matter.  The parties executed a Settlement Agreement and Release as of March 5, 2020, and save for certain administrative obligations, the matter is now closed.

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

On March 2, 2020, the Company, Amneal, and Amneal Pharmaceuticals of NY, LLC, were named in a complaint filed in the United States District Court for the Southern District of Texas by Harris County, Texas, which is the primary county for the Houston Metropolitan Area (Harris County, Texas v. Teva Pharmaceuticals USA, Inc., et al., No. 4:20-cv-00733). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products in violation of federal and state antitrust and consumer protection laws; specifically, plaintiff alleges that it has paid approximately $3.86 million since 2013 for products attributable to Amneal entities. On March 30, 2020, the JPML issued a conditional transfer order tagging the case for transfer to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

Fact and document discovery in MDL No. 2724 are proceeding. On December 26, 2019, the MDL court entered a case management order extending by stipulation certain pretrial discovery deadlines, including leaving open-ended the date by which, after consultation with MDL court's appointed Special Master, the parties are to agree upon bellwether claims or cases for, inter alia, class certification and/or trials. On February 20, 2020, the Special Master issued a Report & Recommendation and Proposed Order providing for the establishment of two bellwether trial tracks; Track One would involve a jury trial of the overarching conspiracy claims presented in the States Attorneys General’s May 10, 2019 complaint (in which the Company and Amneal are defendants), and Track Two would consist of a second round of trials on one of three different individual drug conspiracy complaints (none of which involve the Company or any Amneal entities). Briefing in support of and in opposition to the Special Master’s proposal is underway.

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

On August 24, 2018, the Tucson Medical Center filed a complaint against the Company and 18 other defendants consisting of pharmaceutical companies, distributors, and unidentified John Doe defendants, in the Superior Court of the State of Arizona, Pima County. Plaintiff alleges damages as a result of Amneal’s and the pharmaceutical company defendants’ improper marketing, failure to adequately warn of the risks of opioid medications, and failure to properly monitor and control diversion of opioid medications. Plaintiff seeks economic damages related to its purchase of opioid medications and for the costs of unreimbursed healthcare it has provided as a result of the opioid epidemic over and above ordinary healthcare services. In addition, plaintiff seeks compensatory damages, treble damages, punitive damages, awards of attorney’s fees, and abatement of the alleged public nuisance, as provided by law. On September 24, 2018, the distributor defendants removed the case to the United States District Court for the District of Arizona. Plaintiff filed a motion to remand on September 25, 2018, which the distributor defendants opposed. The Company filed a motion to dismiss on October 1, 2018. On October 8, 2018, following the Court’s denial of its remand motion, plaintiff voluntarily dismissed its Complaint without prejudice. Plaintiff re-filed its Complaint on October 9, 2018, in the Superior Court of the

State of Arizona, Pima County, along with a motion to designate the case as “complex.” The distributor defendants filed a notice of removal on October 29, 2018. Plaintiff filed an Emergency Motion to Remand on October 30, 2018. On December 19, 2018, the Court granted plaintiff’s motion and remanded the case to the Superior Court of Pima County, Arizona. On February 13, 2019, the Company again filed a motion to dismiss the complaint. The defendants (including the Company) also moved for a discovery stay pending resolution of their motions to dismiss. The Court entered an order on April 8, 2019 staying discovery until the earlier of June 25, 2019 or when the Court rules on the defendants’ separate motions to dismiss. On June 12, 13, and 14, 2019, the Court held hearings on all pending motions to dismiss. Immediately prior to the hearing on Amneal’s Motion to Dismiss, plaintiff agreed to a voluntary dismissal without prejudice of Amneal, which the parties then entered on the record. The co-defendants removed the case to federal court, but the federal court re-remanded the case to state court.  Plaintiff initially amended its complaint in state court and attempted to name Amneal as a defendant; however, plaintiff did not serve that complaint on Amneal. On February 7, 2020, plaintiff filed a second amended complaint that did not name Amneal as a defendant.  Accordingly, Amneal is not presently a defendant in this lawsuit.

On October 4, 2018, the City of Martinsville, Virginia, filed a complaint in Virginia state court, naming the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, Impax, and 45 other pharmaceutical companies and other entities as defendants. Plaintiff alleges that the defendants are liable for the economic and non-economic injuries allegedly suffered by resident doctors, health care payors, and opioid-addicted individuals, as well as for the costs incurred in addressing the opioid epidemic. Plaintiff requests an unspecified amount of damages against the defendants. The case was removed to federal court on December 13, 2018 and was conditionally transferred to the MDL on December 27, 2018. Plaintiff opposed the transfer to the MDL and moved to remand the case to Virginia state court. On February 14, 2019, the United States District Court for the Western District of Virginia, Roanoke Division, remanded the case to the Martinsville Circuit Court in Martinsville, Virginia. Nine other Virginia municipalities have filed identical complaints naming the same defendants, but none have been served on the Company or its affiliates. The unserved Virginia cases were removed to federal court and subsequently transferred to the MDL.  On April 24, 2019, the Martinsville Circuit Court stayed this case until it is determined whether the other Virginia cases that were removed to federal court will be remanded, or until the parties or the court may determine whether consolidation of this case with others is possible in Virginia state court. The removed cases were transferred to the MDL, but this case remains stayed in state court.

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

On March 15, 2019, the International Union of Painters and Allied Trades, District Council No. 21 Welfare Fund, and, separately, the International Brotherhood of Electrical Workers Local 98 Health & Welfare Fund, and International Brotherhood of Electrical Workers Local 98 Sound and Communications Health and Welfare Fund, filed complaints in the Philadelphia County Common Pleas Court, naming Amneal, Impax, Amneal Pharmaceuticals of New York, LLC, and 29 other pharmaceutical companies as defendants. In each, plaintiffs allege that the defendants are liable for economic injuries allegedly suffered by the respective funds to the extent those funds paid for long term treatment of their benefit members with opioids, and for the costs incurred in addressing an alleged “opioid epidemic.” Plaintiffs request an unspecified amount of damages against the defendants. On April 17, 2019, Amneal and Amneal Pharmaceuticals of New York, LLC were served with both complaints. On January 7, 2020, Karen Davidson, individually and as administratrix of the estate of John C. Davidson, filed a complaint in the Philadelphia County Common Pleas Court, naming the Company and Amneal, among other parties, as defendants. All three cases have been transferred to Delaware County, Pennsylvania, where numerous other opioid cases currently are pending. The cases are now stayed by order of the Delaware County court.

In March 2019, the State of New Mexico filed a Second Amended Complaint in its case pending against numerous generic drug manufacturers and distributors in the First District Court of Santa Fe County, naming as defendants Amneal and Amneal Pharmaceuticals of New York, LLC. Plaintiff seeks unspecified damages, and injunctive relief, “to eliminate the hazard to public health and safety caused by the opioid epidemic, to abate the nuisance, and to recoup State monies that have been spent” on account of defendants’ alleged “false, deceptive and unfair marketing and/or unlawful diversion of prescription opioids.” On July 17, 2019, the Amneal entities moved to dismiss for lack of personal jurisdiction and failure to state a claim upon which relief can be granted. On October 15, 2019, the court entered an order dismissing the plaintiff’s negligence per se claims, but declining to dismiss the Amneal entities for lack of personal jurisdiction.  The Amneal entities timely filed answers and moved for reconsideration of their jurisdictional motion on January 21, 2020. On March 27, 2020, the court held oral argument and denied the motion for reconsideration from the bench. The court entered an order denying the motion for reconsideration, without explanation, on April 6, 2020.  The parties are now engaged in discovery.

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

There are currently 26 cases brought by various West Virginia and Kentucky hospitals that have been consolidated in the state-court West Virginia Opioid Litigation Multi-Litigation Panel (the “MLP”). On November 20, 2019, the manufacturer defendants collectively filed a motion to dismiss, in which Amneal joined, and the Company filed its own individual motion to dismiss. The MLP has denied the manufacturer defendants’ motion to dismiss, but has not yet ruled on the Company’s separate motion.  There also are five additional cases brought by West Virginia municipalities against the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax which have been transferred to the MLP. The Amneal entities’ responsive pleading deadline is May 18, 2020, and we intend to file motions to dismiss in those cases. The MLP also ordered an early mediation on February 26 and 27, 2020, during which plaintiffs did not make a settlement demand. The MLP has ordered a public nuisance bench trial to occur beginning on March 22, 2021. Defendants have filed a motion for reconsideration of the order denying a jury trial.

Including the above-referenced cases, the Company and certain of its affiliates recently have been named in approximately 915 cases now pending in the MDL court or in various state and territorial courts, including cases brought by:

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

Securities Class Action

On April 17, 2017, lead plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against Impax and four current or former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-06557-HSG). Plaintiff asserts claims regarding alleged misrepresentations about three generic drugs. Its principal claim alleges that Impax concealed that it colluded with competitor Lannett Corp. to fix the price of generic drug digoxin, and that its digoxin profits stemmed from this collusive pricing. Plaintiff also alleges that Impax concealed from the market anticipated erosion in the price of generic drug diclofenac and that Impax overstated the value of budesonide, a generic drug that it acquired from Teva. On June 1, 2017, Impax filed its motion to dismiss the amended complaint. On September 7, 2018, the Court granted Impax’s motion, dismissing plaintiff’s claims without prejudice and with leave to amend the complaint. Plaintiff filed a second amended complaint October 26, 2018. Impax filed a motion to dismiss the second amended complaint on December 6, 2018; plaintiffs’ opposition thereto was filed on January 17, 2019; and Impax’s reply in support of its motion to dismiss was filed on February 7, 2019. A hearing before the Court on the motion to dismiss took place on May 2, 2019.  On August 12, 2019, the Court entered an order granting Impax’s motion, dismissing plaintiff’s second amended complaint with prejudice.  On September 5, 2019, plaintiff filed a notice of appeal from both dismissal orders with the United States Court of Appeals for the Ninth Circuit.  By order of the Ninth Circuit dated November 26, 2019, plaintiff’s opening brief presently was filed on February 14, 2020, with Impax’s answering brief due on May 15, 2020.

On December 18, 2019, Cambridge Retirement System filed a class action complaint in the Superior Court of New Jersey, Somerset County, on behalf of itself and others similarly situated against the Company and fourteen current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-001701-19). Plaintiff principally alleges that the amended registration statement and prospectus issued on May 7, 2018 in connection with the Amneal/Impax business combination was materially false and/or misleading, insofar as it purportedly failed to disclose that Amneal was an active participant in an alleged antitrust conspiracy with several other pharmaceutical manufacturers to fix generic drug prices, and that this secret collusion improperly bolstered Amneal’s financial results reflected in the registration statement. Plaintiff seeks, among other things, certification of a class and unspecified compensatory and/or recessionary damages. On March 31, 2020, the Company filed a motion to dismiss the complaint.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements pursuant to regulations promulgated by the DEA. The Company is cooperating with this request for information and has provided relevant information responsive to the request. The Company and the U.S. Attorney for the Eastern District of New York (“E.D.N.Y.”) have entered into a tolling agreement (and several amendments thereto) with respect to the investigation. The material provisions of the tolling agreement (as amended) provide that the investigation is ongoing, that the U.S. Attorney will not file a claim against the Company on or before November 11, 2020, and requests that the Company agree that the applicable statute(s) of limitations be tolled during the period from January 19, 2018 through November 12, 2020. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

On March 14, 2019, Amneal received a subpoena (the “Subpoena”) from an Assistant U.S. Attorney (“AUSA”) for the Southern District of Florida. The Subpoena requests information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company has been cooperating and intends to continue to cooperate with the AUSA regarding the Subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

On May 28, 2019, Amneal received a subpoena (the “Subpoena”) from an AUSA for the E.D.N.Y. requesting information and documents generally related to the Company’s compliance with Controlled Substances Act regulations. The Company intends to cooperate with the AUSA regarding the Subpoena. The Company and the U.S. Attorney for the E.D.N.Y. have entered into a tolling agreement (and several amendments thereto) with respect to the investigation. The material provisions of the tolling agreement (as amended) provide that the E.D.N.Y. has made no decision as yet as to the appropriate resolution of its pending investigation, that the Company’s time to present evidence and arguments to the E.D.N.Y. concerning the investigation is extended to November 12, 2020, and that the Company agrees that the applicable statute(s) of limitations are tolled during the period from April 12, 2019 through November 12, 2020. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.

Ranitidine Lawsuits

On January 27, 2020, the Company and Amneal were named in a putative class action complaint filed in the United States District Court for the Northern District of Illinois by several named plaintiffs on behalf of consumers who purchased Zantac® (ranitidine) and have not been diagnosed with, but “live in constant fear of developing,” cancer, alleging that the defendants, comprising various entities alleged to have manufactured or sold brand-name Zantac® or generic ranitidine, failed to disclose and/or concealed the product’s “dangerous propensities” in respect of the alleged presence in the product of N-Nitrosodimethylamine (or NDMA) (White, et al., v. GlaxoSmithKline plc, et al., No. 1:19-cv-07773). The complaint purports to state claims for violations of state consumer protection acts, breaches of implied warranties, negligence/gross negligence, and fraudulent concealment (and seeks the certification of corresponding nationwide classes and subclasses). In addition to class certification, plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including the implementation and funding of a medical monitoring program. The complaint is one of hundreds of similar putative class actions and personal injury/product liability lawsuits filed in federal courts nationwide. In November 2019, the JPML established In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924) for coordinated or consolidated pretrial proceedings and, on February 6, 2020, ordered the MDL centralized in the Southern District of Florida.  On February 24, 2020 this lawsuit was transferred to and consolidated with MDL No. 2924. On March 2, 2020, plaintiffs voluntarily dismissed their claims without prejudice against the generic ranitidine manufacturers named as defendants (including the Company and Amneal).

On March 6, 2020, plaintiff Kathy McMillian filed a personal injury / products liability complaint in the United States District Court for the Southern District of Alabama against brand and generic ranitidine product manufacturers (including Amneal), as well as Walmart, Inc., alleging that she developed kidney cancer as a result of her use of Zantac®, Equate®, and/or generic ranitidine, and that defendants knew about but failed to warn regarding an alleged “NDMA defect” in those products (McMillian v. Sanofi-Aventis U.S. LLC, et al., No. 1:20-cv-00141-N).  Plaintiff seeks unspecified amounts of both compensatory and punitive damages, as well as attorneys’ fees and other costs.  On March 31, 2020, the case was transferred to and consolidated with MDL No. 2924 and, accordingly, responsive pleading deadlines are stayed.

On March 13, 2020, plaintiff Walter Jones, on behalf of decedent Sue Jones, filed an amended complaint naming the Company, Amneal, and Amneal Pharmaceuticals of New York, LLC, in his personal injury / products liability lawsuit against brand and generic ranitidine product manufacturers pending in the United States District Court for the Western District of Tennessee (Jones v. Boehringer Ingelheim Pharmaceuticals, Inc., et al., No. 1:20-cv-2157-JDB-JAY).  Plaintiff alleges that his decedent spouse developed liver cancer and died as a result of six years of use with Zantac®, and that defendants knew about but failed to warn regarding an alleged “NDMA defect” in their ranitidine products.  Plaintiff seeks unspecified amounts of both compensatory and punitive damages, as well as attorneys’ fees and other costs.  On March 31, 2020, the case was transferred to and consolidated with MDL No. 2924 and, accordingly, responsive pleading deadlines are stayed.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to these lawsuits. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Metformin Notice & Demand Letter

On April 14, 2020, Amneal received a letter from counsel on behalf of Mohammed Rahman and a putative class of purchasers of prescription metformin, providing notice of alleged breaches of express and implied warranties and violations of state consumer protection laws regarding the quality and safety of the metformin allegedly purchased.  Specifically, the letter alleges that because the metformin Mr. Rahman and the putative class purchased “contain[ed] NDMA,” the product is “worthless,” “unusable and unfit for human consumption.”  The letter demands that Amneal cease and desist from selling “defective metformin” and make full restitution to all purchasers of “defective metformin.”  The Company anticipates that it will be served with the putative class action lawsuit that was filed by Mr. Rahman and his counsel on April 7, 2020 in the United States District Court for the District of New Jersey (Rahman v. Amneal Pharmaceuticals LLC, No. 2:20-cv-03757-BRM-JAD).

The Company believes it has substantial meritorious defenses to the claims asserted with respect to this matter. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

18. Segment Information

As a result of the Acquisitions, the Company added a third reportable segment, AvKARE, to its existing reportable segments, Generics and Specialty. Generics develops, manufactures and commercializes complex oral solids, injectables, ophthalmics, liquids, topicals, softgels, inhalation products and transdermals across a broad range of therapeutic categories. Generics’ retail and institutional portfolio contains approximately 250 product families, many of which represent difficult-to-manufacture products or products that have a high barrier-to-entry, such as oncologics, anti-infectives and supportive care products for healthcare providers.

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

AvKARE provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, primarily focused on serving the Department of Defense and the Department of Veterans Affairs.  AvKARE is also a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, as well as medical and surgical products.  AvKARE is also a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers who are located throughout the United States focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.

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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2020	Generics (1) (2)	Specialty (2)	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$352,586	$87,977	$57,970	$—	$498,533
Cost of goods sold	218,865	47,818	46,895	—	313,578
Cost of goods sold impairment charges	1,456	—	—	—	1,456
Gross profit	132,265	40,159	11,075	—	183,499
Selling, general and administrative	16,623	20,942	10,788	29,623	77,976
Research and development	29,034	7,345	—	—	36,379
In-process research and development impairment charges	960	—	—	—	960
Intellectual property legal development expenses	1,265	5	—	—	1,270
Charges related to legal matters	2,500	2,000	—	—	4,500
Other operating expenses	46	—	—	4,577	4,623
Operating income (loss)	$81,837	$9,867	$287	$(34,200)	$57,791

(1)	Operating results for the sale of Amneal products by AvKARE are included in Generics.
(2)

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

19. Related Party Transactions

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

Financing Lease - Related Party

The Company has a financing lease for two buildings located in Long Island, New York, that are used as an integrated manufacturing and office facility. For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases in the Company’s 2019 Annual Report on Form 10-K.

Lease costs and interest expense related to this lease were each approximately $1 million for the three months ended March 31, 2020.  Lease costs and interest expense related to this lease were each approximately $1 million for the three months ended March 31, 2019.

Kanan, LLC

Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for both of the three months ended March 31, 2020 and 2019 was $0.5 million.

Asana Biosciences, LLC

Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the three months ended March 31, 2019 was $0.3 million (none in 2020). At both March 31, 2020 and December 31, 2019 receivables of approximately $1 million were due from the related party for research and development related services.

Industrial Real Estate Holdings NY, LLC

Industrial Real Estate Holdings NY, LLC is an independent real estate management entity, which is the landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. The lease expires in March 2026. Rent paid to the related party for both the three months ended March 31, 2020 and 2019 was $0.3 million.

Kashiv BioSciences, LLC

Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b) (2) NDA products. Amneal has various business agreements with Kashiv.

The parties entered into a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for the three months ended March 31, 2020 was less than $0.1 million (none in 2019).

Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the three months ended March 31, 2020 and 2019 were $0.2 million and $0.8 million, respectively. Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share for the three months ended March 31, 2020 and 2019 was $3 million and $0.7 million, respectively.

Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with JSP. Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met.

In November 2019, Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis.  Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal will be responsible for filing the NDA and commercializing the product.  The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, which was recorded in research and development, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million.  Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127. For the three months ended March 31, 2020, the Company recorded a $2 million (none in 2019), as research and development expense to compensate Kashiv for costs incurred to develop the product.

On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provides the Company for commercial product support for EluRyng and other products, including ranitidine and nitrofurantoin. For the three months ended March 31, 2020, the Company recorded $1 million (none in 2019), as cost of goods sold to compensate Kashiv for services performed.

At March 31, 2020 and December 31, 2019 payables of approximately $10 million and $6 million, respectively, were due to the related party for the aforementioned transactions. Additionally, at both March 31, 2020 and December 31, 2019 a receivable of $0.1 million was due from the related party.

On October 1, 2017, Amneal and Kashiv, entered into a license and commercialization agreement. Kashiv granted Amneal an exclusive license, under its New Drug Application, to distribute and sell two bio-similar products in the U.S. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10 - years from the respective product’s launch date.

In connection with the agreement, Amneal paid an upfront amount of $2 million in October 2017 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.  The research and development expenses under this agreement for the three months ended March 31, 2020 and 2019 were immaterial.

PharmaSophia, LLC

PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.3 million, respectively. At March 31, 2020 and December 31, 2019 receivables of $0.6 million and $0.7 million, respectively, were due from the related party. Additionally, as of December 31, 2019 a payable of less than $0.1 million was due to the related party, which was settled in February 2020.

Fosun International Limited

Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its regulatory filings in China and for the supply of product, Fosun paid the Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of 8 products upon the first commercial sale of each in China in addition to a supply price and a profit share. For the three months ended March 31, 2020, the Company has not recognized any revenue from this agreement.

Apace KY, LLC d/b/a Apace Packaging LLC

Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. The total amount of expenses from this arrangement for the three months ended March 31, 2020 was $2 million (none in 2019). At March 31, 2020, payables of approximately $1 million were due to the related party for packaging services.

Tracy Properties LLC

R&S leases operating facilities, office and warehouse space from Tracy Properties LLC. The total amount of expenses from this arrangement for the three months ended March 31, 2020 was $0.1 million (none in 2019). At March 31, 2020, payables of approximately less than $0.1 million were due to the related party for lease expenses.

AzaTech Pharma LLC

R&S purchases inventory from AzaTech Pharma LLC for resale. The total amount of expenses from this arrangement for the three months ended March 31, 2020 was $0.8 million (none in 2019). At March 31, 2020, payables of approximately less than $0.5 million were due to the related party for inventory purchases.

AvPROP, LLC

AvKARE LLC leases its operating facilities from AvPROP, LLC.  Rent expense from this arrangement for the three months ended March 31, 2020 was $0.1 million.

Tarsadia Investments, LLC

Tarsadia Investments, LLC (“Tarsadia”) is a private investment firm that provides financial services and is a shareholder of the Company. Tarsadia offers capital and strategic support for companies with substantial growth potential primarily in the healthcare, financial services, real estate, and clean technology sectors.  The Company entered into an agreement in which Tarsadia will provide financial consulting services.  The services are not expected to have a material impact to the Company’s financial statements.

Tax Distributions

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 21. Stockholders' Equity in the Company’s 2019 Annual Report on Form 10-K.

Notes Payable – Related Party

The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest in Rondo (“Rondo Class B Units”).  Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and the Short-Term Sellers Note.  For additional information, refer to Note 13. Debt.

20. Goodwill and Intangible Assets

The changes in goodwill for the three months ended March 31, 2020 and for the year ended December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Balance, beginning of period	$419,504	$426,226
Impax acquisition adjustment	—	(1,255)
Goodwill acquired during the period	95,955	—
Goodwill divested during the period	—	(5,175)
Currency translation	(726)	(292)
Balance, end of period	$514,733	$419,504

As of March 31, 2020, $361 million, $89 million, and $65 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2019, $361 million and $59 million of goodwill was allocated to the Specialty and Generics segment, respectively. For the year ended December 31, 2019, goodwill divested was associated with the sale of the Company's operations in the United Kingdom.  For the year ended December 31, 2019, the adjustment to goodwill was associated with the Combination. Refer to Note 3. Acquisitions and Divestitures for additional information about the Acquisitions and the divestiture of the Company's operations in the United Kingdom.

Intangible assets at March 31, 2020 and December 31, 2019 are comprised of the following (in thousands):

	March 31, 2020				December 31, 2019
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	9.7	$1,191,135	$(229,959)	$961,176	$1,197,535	$(198,857)	$998,678
Other intangible assets	6.1	140,400	(7,530)	132,870	3,000	(1,000)	2,000
Total		$1,331,535	$(237,489)	$1,094,046	$1,200,535	$(199,857)	$1,000,678
In-process research and development		381,115	—	381,115	382,075	—	382,075
Total intangible assets		$1,712,650	$(237,489)	$1,475,161	$1,582,610	$(199,857)	$1,382,753

The Company evaluated assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. For the three months ended March 31, 2020, the Company recognized a total of $2 million of intangible asset impairment charges, of which $1 million was recognized in cost of goods sold impairment charges and $1 million was recognized in in-process research and development impairment charges.

The impairment charges for the three months ended March 31, 2020 are primarily related to two currently marketed products and two in-process research and development (“IPR&D”) products, all acquired as part of the Combination.  For the currently marketed products, 2 products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins. The IPR&D charges are associated with two products, one of which experienced a delay in its estimated launch date and the other was canceled due to the withdrawal of our development partner.

During the three months ended March 31, 2020, the Company recognized $137 million of intangible assets associated with the Acquisitions, of which all are classified in other intangible assets in the table above.  These intangible assets consist of government licenses, government contracts, national contracts, customer relationships and a trade name and are amortized to selling, general, and administrative over their estimated useful lives.  Refer to Note 3. Acquisitions and Divestitures for additional information.

During the three months ended March 31, 2019, the Company recognized a $50 million product rights intangible asset for the exclusive rights to sell Levothyroxine in the U.S. market under a license and supply agreement with JSP. Refer to Note 5. Alliance and Collaboration for additional information.

For the three months ended March 31, 2019, included in the Company's divested United Kingdom operations were a net customer relationship intangible asset and a net trade name intangible asset of $5 million and $2 million, respectively. Refer to Note 3. Acquisitions and Divestitures for additional information.

Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization	$42,576	$30,963

The following table presents future amortization expense for the next five years and thereafter, excluding $381 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2020	$137,058
2021	174,569
2022	159,512
2023	148,090
2024	140,704
Thereafter	334,113
Total	$1,094,046

21. Stockholders’ Equity and Redeemable Non-Controlling Interests

Non-Controlling Interests

Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members. For the three months ended March 31, 2020 and 2019, no tax distribution was recorded due to tax losses incurred. As of March 31, 2019, no liability was included in related-party payables for the tax distribution.

During December 2018, the Company acquired the non-controlling interests in one of Amneal's non-public subsidiaries for approximately $3 million. As of December 31, 2018, the Company recorded a $3 million related party payable for this transaction which was paid in full in 2019.

Redeemable Non-Controlling Interests

As discussed in Note 3. Acquisitions and Divestitures, the Company acquired a 65.1% interest in Rondo on January 31, 2020.  The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest as Rondo Class B Units.  Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met.  Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right.  The Rondo Class B Units are also redeemable by the holders upon a change in control.

Since the redemption of the Rondo Class B Units is outside of the Company's control, the units have been presented outside of stockholders' equity as redeemable non-controlling interests. Upon closing of the Acquisitions on January 31, 2020, the redeemable non-controlling interests were recorded as a component of the fair value of consideration transferred at an estimated fair value of $11 million. The fair value of the redeemable non-controlling interests was estimated using the Monte-Carlo simulation approach under the option pricing framework, which considers the redemption rights of both the Company and the holders of the Rondo Class B Units.

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable.

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2018	$(7,755)	$—	$(7,755)
Other comprehensive (loss) income before reclassification	(729)	7,764	7,035
Amounts reclassified from accumulated other comprehensive loss	1,461	—	1,461
Reallocation of ownership interests	(809)	—	(809)
Balance December 31, 2019	(7,832)	7,764	(68)
Other comprehensive loss before reclassification	(2,525)	(30,812)	(33,337)
Reallocation of ownership interests	(7)	7	—
Balance March 31, 2020	$(10,364)	$(23,041)	$(33,405)

22. Subsequent Event

As the financial markets stabilized following a period of high volatility due to the COVID-19 pandemic, the Company repaid $200 million of the $300 million of borrowings under the Revolving Credit Facility in May 2020.

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

The following discussion and analysis for the three months ended March 31, 2020 should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.

On January 31, 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”).  As a result of the AvKARE, LLC and R&S acquisitions (the “Acquisitions”), we now have three reportable segments, Generics, Specialty, and AvKARE.

Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system ("CNS") disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio includes Zomig® (zolmitriptan) products, for the treatment of migraine headaches, which is sold under a license agreement with AstraZeneca U.K. Limited, Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections, and Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with JSP.

For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales.

Our Generics segment includes approximately 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.

AvKARE provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, primarily focused on serving the Department of Defense and the Department of Veterans Affairs.  AvKARE is a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, as well as medical and surgical products.  AvKARE is also a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers who are located throughout the United States of America focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.

The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2019 Annual Report on Form 10-K.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of non-essential services. These measures, though currently temporary in nature, may become more severe and continue indefinitely depending on the evolution of the outbreak.

The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. However, during March and April 2020, as the infection rate of COVID-19 spread throughout New York and New Jersey, the governors of those states issued executive orders requiring residents, among other things, to remain at home with limited exceptions such as working at an essential business. Although as a pharmaceutical manufacturer Amneal is an essential business, we may experience increased manufacturing and packaging delays at our New York and New Jersey facilities during April and May 2020. These potential manufacturing and packaging delays may significantly impact our second quarter results of operations and cash flows.  To mitigate any potential overall market liquidity constraints, we borrowed $300 million under our revolving credit facility in March 2020 as a precautionary measure.  As the financial markets stabilized following a period of high volatility due the COVID-19 pandemic, the Company repaid $200 million of the $300 million of borrowings under the Revolving Credit Facility in May 2020. (Refer to Note 13. Debt, for further details).  As noted in our 2019 Annual Report on Form 10-K, several of our key domestic manufacturing, packaging, and R&D facilities are located in New York and New Jersey, the two states with the highest confirmed cases of COVID-19. To offset any potential decreased second quarter output, we will increase production during the third and fourth quarters, if necessary.

To the extent that COVID-19 continues or worsens, national, state, and local governments may impose additional restrictions or extend the restrictions already in place. The continuing spread of COVID-19 and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, and supply chains being interrupted or slowed. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of services we provide. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.

We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by national, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, the effects on our customers, or the impact on our financial results. Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion of the potential impact of the COVID-19 pandemic on our business.

Results of Operations

Consolidated Results

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenue	$498,533	$446,120
Cost of goods sold	313,578	309,743
Cost of goods sold impairment charges	1,456	53,297
Gross profit	183,499	83,080
Selling, general and administrative	77,976	84,436
Research and development	36,379	53,858
In-process research and development impairment charges	960	22,787
Intellectual property legal development expenses	1,270	4,166
Acquisition, transaction-related and integration expenses	2,575	6,032
Charges related to legal matters	4,500	—
Restructuring and other charges	2,048	6,161
Operating income (loss)	57,791	(94,360)
Total other expense, net	(44,447)	(38,820)
Income (loss) before income taxes	13,344	(133,180)
Benefit from income taxes	(108,173)	(8,428)
Net income (loss)	$121,517	$(124,752)

Net Revenue

Net revenue for the three months ended March 31, 2020 increased by 12%, or $53 million, to $499 million as compared to $446 million for the three months ended March 31, 2019. The increase over the prior year is primarily attributable to $58 million from the newly acquired AvKARE segment, $62 million from new product launches after March 31, 2019 in our Generics segment and $11 million primarily from volume increases in our Specialty segment, which were partially offset by price erosion in our Generics segment and a $15 million decline from the divestitures of our international businesses primarily in the U.K. and Germany.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, decreased 13%, or $48 million, to $315 million for the three months ended March 31, 2020 as compared to $363 million for the three months ended March 31, 2019. The decrease in cost of goods sold was primarily attributable to a $52 million decrease in intangible asset impairments mainly in our Generics segment, a $36 million decrease in expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett") and a $6 million decline associated with the divestitures of our international businesses primarily in the U.K. and Germany, which were partially offset by a $47 million increase associated with the Acquisitions.

Accordingly, gross profit for the three months ended March 31, 2020 was $183 million (37% of total net revenue) as compared to gross profit of $83 million (19% of total net revenue) for the three months ended March 31, 2019. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the $52 million decline in intangible impairment charges, as well as other factors described above.

Selling, General, and Administrative

Selling, General, and Administrative (“SG&A”) expenses for the three months ended March 31, 2020 were $78 million, as compared to $84 million for the three months ended March 31, 2019. The $6 million decrease from the prior year was primarily due to cost savings associated with our restructuring and integration programs. These decreases were partially offset by an $11 million increase associated with the Acquisitions.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2020 were $36 million, as compared to $54 million for the three months ended March 31, 2019. The $18 million decrease compared to the prior year is primarily attributable to cost savings in our Generics segment associated with the Company’s restructuring programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19.

In-Process Research and Development Impairment Charges

We recognized in-process research and development (“IPR&D”) impairment charges of $1 million in our Generics segment for the three months ended March 31, 2020.  The charges are primarily associated with two products.  One of the products experienced a delay in its estimated launch date and the other product was canceled due to the withdrawal of our development partner.

We recognized IPR&D impairment charges for the three months ended March 31, 2019 of $23 million.  The charges are primarily associated with two products in our Generics segment that were acquired as part of the Combination.

Intellectual Property Legal Development Expense

Intellectual property legal development expenses for the three months ended March 31, 2020 were $1 million as compared to $4 million for the three months ended March 31, 2019. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Acquisition, Transaction-Related and Integration Expenses

We recognized approximately $3 million of acquisition, transaction-related and integration expenses for the three months ended March 31, 2020 as compared to $6 million for the three months ended March 31, 2019.

Expenses for the three months ended March 31, 2020 were primarily related to the Acquisitions.  The decrease from the prior year is primarily related to substantial completion of integration activities related to the Combination.

Charges Related to Legal Matters

For the three months ended March 31, 2020, we recorded charges of $5 million for commercial legal proceedings and claims, approximately $3 million of which was recorded in our Generics segment and $2 million in our Specialty segment.

Restructuring and Other Charges

On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350, primarily by ceasing manufacturing at our Hauppauge, NY facility.

Restructuring and other charges were $2 million for the three months ended March 31, 2020, and primarily consisted of charges associated with cash severance and other benefits provided pursuant to our severance programs for former senior executives.

Restructuring and other charges for the three months ended March 31, 2019 were $6 million and primarily consisted of charges of approximately $2 million for cash and other severance provided pursuant to our severance programs for employees at our Hayward, CA facility and other facilities and $4 million for cash severance charges associated with the cost of benefits for former senior executives.

Other Expense, Net

Other expense, net was $44 million for the three months ended March 31, 2020, as compared to $39 million for the three months ended March 31, 2019. The increase of $5 million was primarily attributable to a $9 million gain from the divestiture of our U.K. business in the prior year, partially offset by a $3 million decrease in interest expense as reductions in interest rates offset increased borrowings.

Benefit From Income Taxes

For the three months ended March 31, 2020 and 2019, the Company's benefit for income taxes and effective tax rates were $108 million and (810.6%) and $8 million and 6.3%, respectively.  The year over year change is primarily associated with the $110 million benefit from the carryback of U.S. Federal deferred tax assets under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which the Company expects to receive in cash in the year ending December 31, 2020.  The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, includes provisions relating to income and non-income-based tax laws.  These deferred tax assets had a 100% valuation allowance as of December 31, 2019.

Net Income (Loss)

We recognized net income for the three months ended March 31, 2020 of $122 million as compared to net loss of $125 million for the three months ended March 31, 2019. The year over year increase of $246 million is primarily attributable to a $100 million favorable impact from income taxes, a $74 million decline of intangible asset impairment charges, a $36 million decrease in expenses related to the Levothyroxine transition agreement with Lannett, and a $18 million decline in R&D expenses.  These beneficial net income factors were partially offset by a $9 million decline related to a gain from sale of our U.K. business in the prior year

Generics

The following table sets forth results of operations for our Generics segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenue	$352,586	$382,477
Cost of goods sold	218,865	278,878
Cost of goods sold impairment charges	1,456	53,297
Gross profit	132,265	50,302
Selling, general and administrative	16,623	24,148
Research and development	29,034	50,151
In-process research and development impairment charges	960	22,787
Charges related to legal matters	2,500	—
Intellectual property legal development expenses	1,265	3,121
Other operating expense	46	4,678
Operating income (loss)	$81,837	$(54,583)

Net Revenue

Generics net revenue was $353 million for the three months ended March 31, 2020, a decrease of $29 million or 8% when compared with the same period in 2019. The year over year decrease was primarily driven by price erosion in our existing business primarily from Levothyroxine and Diclofenac Gel generic competition, a $13 million decline from the reclassification of Oxymorphone to our Specialty segment, and a $15 million decline from the divestitures of our international businesses primarily in the U.K. and Germany, partially offset by $62 million from new product launches after March 31, 2019, which included EluRyng and Sucralfate Oral Suspension.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold, including impairment charges, for the three months ended March 31, 2020 was $220 million, a decrease of 34% or $112 million compared to the three months ended March 31, 2019. The year over year decrease was primarily associated with a $52 million decline in intangible asset impairment charges.  Cost of goods sold was also favorably impacted by a $36 million decline of expenses related to the Levothyroxine transition agreement with Lannett and a $6 million decline associated with the divestitures of our international businesses primarily in the U.K and Germany.

Generics gross profit for the three months ended March 31, 2020 was $132 million (38% of Generics net revenue) as compared to gross profit of $50 million (13% of Generics net revenue) for the three months ended March 31, 2019. Our Generics gross profit as a percentage of sales increased compared to the prior year period primarily as a result of the $52 million decline in impairment charges and the other factors described above.

Selling, General, and Administrative

Generics SG&A expense for the three months ended March 31, 2020 was $17 million, as compared to $24 million for the three months ended March 31, 2019.  The year over year decrease was primarily associated with cost savings initiatives associated with our restructuring and integration programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19.

Research and Development

Generics research and development expenses for the three months ended March 31, 2020 was $29 million, a decrease of 42% or $21 million compared to the three months ended March 31, 2019.  The year over year decrease is primarily associated with cost savings associated with our restructuring programs.

In-Process Research and Development Impairment Charges

We recognized IPR&D impairment charges of $1 million for the three months ended March 31, 2020.  The charges are primarily associated with two products.  One of the products experienced a delay in its estimated launch date and the other product was canceled due to the withdrawal of our development partner.

We recognized IPR&D impairment charges for the three months ended March 31, 2019 of $23 million.  The charges are primarily associated with two products in our Generics segment that were acquired as part of the Combination.

Charges Related to Legal Matters

For the three months ended March 31, 2020, we recorded charges of approximately $3 million for commercial legal claims.

Intellectual Property Legal Development Expenses

Generics intellectual property legal development expenses for the three months ended March 31, 2020 were $1 million as compared to $3 million for the prior year period. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Other Operating Expenses

For the three months ended March 31, 2020, other operating expenses were immaterial.  For the three months ended March 31, 2019, we recorded $5 million of other operating expenses.  These expenses were primarily attributable to integration expenses associated with the Combination.

Specialty

The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenue	$87,977	$63,643
Cost of goods sold	47,818	30,865
Gross profit	40,159	32,778
Selling, general and administrative	20,942	21,327
Research and development	7,345	3,707
Charges related legal matters	2,000	—
Intellectual property legal development expenses	5	1,045
Other operating expense	—	2,062
Operating income	$9,867	$4,637

Net Revenue

Specialty net revenue for the three months ended March 31, 2020 was $88 million, an increase of 38% or $24 million compared to the three months ended March 31, 2019. The increase from the prior year period was primarily due to $13 million from the reclassification of Oxymorphone from our Generics segment as well as an $8 million increase in our existing business primarily associated with volume increases in Rytary and Unithroid.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold, for the three months ended March 31, 2020 was $48 million, an increase of $17 million or 55% compared to the three months ended March 31, 2019. The increase from the prior year period was primarily due to the reclassification of Oxymorphone, $9 million of incremental royalty expense associated with the reclassification of Oxymorphone and $5 million of incremental amortization expense, as well as a volume increase in our existing business.

Accordingly, Specialty gross profit for the three months ended March 31, 2020 was $40 million (46% of Specialty net revenue) as compared to gross profit of $33 million (52% of Specialty net revenue) for the three months ended March 31, 2019.

Selling, General, and Administrative

Specialty SG&A expense of $21 million for the three months ended March 31, 2020 was flat with the prior year.

Research and Development

Specialty research and development expenses for the three months ended March 31, 2020 were $7 million, as compared to $4 million for the three months ended March 31, 2019. The $3 million increase from the prior year period was primarily due to a $2 million milestone achievement of one of our development partners.

Charges Related to Legal Matters

For the three months ended March 31, 2020, we recorded a charge of $2 million for commercial legal proceedings.

Other Operating Expenses

For the three months ended March 31, 2019, other operating expenses of $2 million were primarily attributable to integration expenses associated with the Combination (none in 2020).

AvKARE

The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenue	$57,970	$—
Cost of goods sold	46,895	—
Gross profit	11,075	—
Selling, general and administrative	10,788	—
Operating income	$287	$—

Our AvKARE segment consists of the businesses we acquired in the Acquisitions on January 31, 2020. Prior to the Acquisitions, we did not have an AvKARE segment. Refer to Note 3. Acquisitions and Divestitures.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $394 million of available additional capacity on our Revolving Credit Facility as of May 11, 2020, as defined below. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions and demand for our products, which are factors that may be out of our control.

Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, and spending on production facility expansions and capital equipment items.

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, includes provisions relating to income and non-income-based tax laws.  We anticipate receiving approximately $110 million in cash from U.S. federal tax refunds associated with the CARES Act (refer to Note 8. Income Taxes).  Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2020, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds The Company continues to carefully analyze eligibility and application of both the income tax and non-income-based tax provisions.

Over the next 12 months, we will make substantial payments for monthly interest and quarterly principal amounts due on our term loans, Revolving Credit Facility, severance and capital expenditures.  We expect that we will continue to have sufficient cash resources to support our debt service payments and all other financial obligations over the next 12 months.

We are party to a tax receivable agreement that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) ("Holdings") in respect of certain tax benefits that we may realize or may be deemed to realize as a result of redemptions or exchanges of Amneal common units by Holdings. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. The timing of any payments under the tax receivable agreement will vary depending upon a number of factors, but payments could be substantial, and could be in excess of the tax savings that we ultimately realize. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, see Item 1A. Risk Factors and Note 8. Income Taxes in our 2019 Annual Report on Form 10-K.

In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. For the three months ended March 31, 2020, no tax distributions were made to Holdings.

At March 31, 2020, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$49,026	$(108,410)
Investing activities	(262,042)	(21,466)
Financing activities	467,979	(21,864)
Effect of exchange rate changes on cash	(860)	(296)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$254,103	$(152,036)

Cash Flows from Operating Activities

Net cash provided by operating activities was $49 million for the three months ended March 31, 2020 compared to net cash used in operating activities of $108 million for the three months ended March 31, 2019.  The change was primarily attributed to favorable timing impacts from the collections of trade receivables and payments of accounts payable and accrued expenses, and a decrease in payments of employee separation benefits and interest, which were partially offset by an unfavorable impact from income taxes paid.

Cash Flows from Investing Activities

The increase in cash used in investing activities of $241 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was primarily related to an increase in cash paid for the Acquisitions, partially offset by a decrease in purchases of property, plant and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $468 million for the three months ended March 31, 2020 compared to net cash used by financing activities of $22 million for the three months ended March 31, 2019.  The change was primarily attributable to the net proceeds from a $300 million borrowing on our Revolving Credit Facility to mitigate the uncertainty surrounding overall market liquidity due to COVID-19, net proceeds from a $180 million term loan associated with the Acquisitions and a decrease in tax distributions to non-controlling interests.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to sources of liquidity, particularly our cash flows from operations, and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Commitments and Contractual Obligations

The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2019 Annual Report on Form 10-K.  Other than the contractual obligations noted below, there have been no material changes to the disclosure presented in our 2019 Annual Report on Form 10-K.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Rondo Term Loan (1)	$180,000	$6,750	$18,000	$18,000	$137,250
Revolving Credit Facility (2)	300,000	300,000	—	—	—
Interest payments on Rondo Term Loan (3)	36,507	6,338	15,651	13,966	552

(1)	Rondo Term loan relates to the Acquisitions.
(2)	Borrowings under the Company’s Revolving Credit Facility provide liquidity to mitigate the uncertainty surrounding overall market liquidity due to COVID-19.
(3)	Interest on the Rondo Term Loan was calculated based on the applicable rate at March 31, 2020.

The foregoing table does not include the $45 million of aggregate principal and the related interest due on the long-term promissory notes (“Sellers Notes”) and the short-term promissory note (“Short-Term Sellers Note”) issued in connection with the Acquisition because of the uncertainty as to when those amounts will be repaid.  Refer to the section Acquisition Financing – Notes Payable-Related Party below for additional information.  The foregoing table also does not include interest due on the Revolving Credit Facility drawn in connection with COVID-19 because of uncertainty as to when the amount will be repaid.

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

In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the three months ended March 31, 2019, $37 million (none in 2020) were expensed to cost of goods sold, as the Company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the Transition Period, which was fully settled in March 2020.

Outstanding Debt Obligations

Senior Secured Credit Facilities

On May 4, 2018 we entered into a senior credit agreement that provided a term loan (“Term Loan”) with a principal amount of $2.7 billion and an asset backed revolving credit facility (“Revolving Credit Facility”) under which loans and letters of credit up to a principal amount of $500 million, on which $394 million are available (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% or the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at March 31, 2020. The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at March 31, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability.

The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At March 31, 2020, the Revolving Credit Facility commitment fee rate is 0.375% per annum.

During March 2020, as a precautionary measure to mitigate the uncertainty surrounding overall market liquidity due to COVID-19, we borrowed $300 million on the Revolving Credit Facility all of which is outstanding at March 31, 2020.  During May 2020, $200 million was repaid.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At March 31, 2020, Amneal was in compliance with all covenants under the Senior Secured Credit Facilities.

Acquisition Financing – Revolving Credit and Term Loan Agreement

On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million.  The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at March 31, 2020 and matures on January 31, 2025.  The annual interest rate for borrowing under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At March 31, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.

A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At March 31, 2020, the Rondo Credit Facility commitment fee rate is 0.4% per annum.

The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/ or the interest rate may be increased.  At March 31, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.

Acquisition Financing – Notes Payable-Related Party

The Sellers Notes with a stated principal amount of $44 million and the Short-Term Sellers Note with a stated principal amount of $1 million were issued by Rondo or its subsidiary, Rondo Top Holdings, LLC, on January 31, 2020, the closing date of the Acquisitions. The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025. The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.  If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest on the Sellers Notes are satisfied no later than January 31, 2030 or earlier, upon a change in control.  The Short-Term Sellers Note is also unsecured and accrues interest at a rate of 1.6% and is due on January 31, 2020.

The Sellers Notes were recorded at a fair value of $35 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework.  The Short-Term Sellers Note of $1 million was recorded at the stated principal amount of $1 million, which approximates fair value.  The $9 million discount on the Sellers Notes will be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 as the carrying value of the Sellers Notes will accrete to the stated principal amount of $44 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. There have been no material changes to the disclosure presented in our 2019 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Annual Report on Form 10-K.

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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings

Information pertaining to legal proceedings can be found in Note 17. Commitments and Contingencies and is incorporated by reference herein.

Item 1A.    Risk Factors

Other than as set forth below, there have been no material changes to the disclosures presented in our 2019 Annual Report on Form 10-K under Item 1A. Risk Factors.

The spread of the novel coronavirus (“COVID-19”) and other adverse public health developments could adversely affect our business and results of operations.

On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of non-essential services.  These measures, though currently temporary in nature, may become more severe and continue indefinitely depending on the evolution of the outbreak.  To date, no fully effective vaccines or treatments have been developed and effective vaccines or treatments may not be discovered soon enough to protect against a worsening of the outbreak or to prevent COVID-19 from becoming endemic.

Our business and results of operations could be adversely affected by the COVID-19 outbreak.  In particular, the continued global spread of COVID-19 could adversely impact the Company's operations, including, among other things, its manufacturing operations, supply chain, sales and marketing and clinical trial operations. Any of these factors could adversely affect the Company's business, operating results or financial condition.  The United States and China, two countries particularly hard hit by the outbreak, represent vital aspects of our direct and indirect supply chain and the United States is the largest end market for our products, representing the geographic source of almost our entire 2019 net revenue.  We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including requiring non-production employees to work remotely, suspending all non-essential travel worldwide, and restricting or prohibiting attendance at industry events and in-person work-related meetings.  While these measures are temporary, they may continue until the outbreak is contained.  The spread of COVID-19 could also negatively affect the operations of the third parties with whom we do business, including our raw material providers, aspects of our supply chain and our development, collaboration and commercial partners, for the same or different reasons that it is impacting our business directly.  We expect the foregoing and other unanticipated challenges will cause delays or disruptions in the manufacture, supply and availability of our products, particularly those in New York and New Jersey and more generally will make it more difficult to operate our business.

The spread of COVID-19 could also adversely affect our clinical trial operations and other R&D activities in the United States and elsewhere, including our ability to recruit and retain volunteers, principal investigators and site staff who, as patients and healthcare providers, may have heightened exposure risks and sensitivities to COVID-19.  Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services or may become infected with COVID-19 themselves, any of which would delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect employees of third-party contract research organizations that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments. The outbreak could impact the day-to-day operations of the FDA and other health authorities in their ability to respond to non-emergency matters, which could delay reviews and approvals of product candidates.

The continued spread of COVID-19 has adversely affected many industries as well as the economies and financial markets of many countries, including the United States and China, resulting in a significant deceleration of economic activity.  This slowdown has reduced production, decreased the level of trade, and led to widespread corporate downsizing, causing a sharp increase in unemployment.  In recent weeks, we have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital.  This volatility and uncertainty have adversely affected our stock price and may continue to do so.  The impact of this outbreak on the U.S., Chinese and world economies is uncertain and, unless the outbreak is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on a local, national and global level.  Infections may become more widespread and that could accelerate or magnify one or more of the risks described above.  While we expect the coronavirus outbreak and related events will have a negative effect on our business, the full extent and scope of the impact on national, regional and global markets and economies, and therefore our business and industry, is highly uncertain and cannot be predicted.  Accordingly, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, any of which could have a material adverse impact on our business and our results of operation and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Separation Agreement between Todd Branning, Amneal Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC, dated as of March 11, 2020 †

10.2	Employment Agreement by and among Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals, Inc. and David Buchen, dated as of December 28, 2018. †

10.3	Separation Agreement between David Buchen, Amneal Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC, dated as of August 2, 2019. †

10.4	First Amendment to Separation Agreement between David Buchen, Amneal Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC, dated as of November 4, 2019. †

10.5

Employment Agreement dated March 11, 2020, by and among Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals, Inc. and Anastasios (Tasos) G. Konidaris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020).†

10.6	Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement. †

10.7	Amended and Restated Operating Agreement of Rondo Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.8

Revolving Credit and Term Loan Agreement, dated as of January 31, 2020, by and among Rondo Intermediate Holdings and LLC and Rondo Holdings, LLC, the lenders from time to time party thereto, and Trust Bank, as Administrative Agent (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020  formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three months ended March 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income (Loss) for each of the three months ended March 31, 2020 and 2019, (iii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Stockholders' Equity for each of the three months ended March 31, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements. *

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

Date: May 11, 2020	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Chirag Patel
Chirag Patel
President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Chintu Patel
Chintu Patel
Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)