Form 10-Q
period 2020-06-30
Amneal Pharmaceuticals, Inc.
filed 2020-08-06
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2020, there were 147,539,347 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

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
Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of the Company's control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the COVID-19 pandemic. Investors should realize that if underlying assumptions prove inaccurate, known or unknown risks or uncertainties materialize, or other factors or circumstances change, the Company’s actual results and financial condition could vary materially from expectations and projections expressed or implied in its forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements.
Such risks and uncertainties include, but are not limited to:
•the impact of global economic conditions;
•the potential impact of the COVID-19 pandemic on our business, manufacturing, supply chain, financial results, financial condition, and planned capital expenditures and national and international economies;
•our ability to successfully develop, license, acquire and commercialize new products on a timely basis;
•our ability to obtain exclusive marketing rights for our products;
•the competition we face in the pharmaceutical industry from brand and generic drug product companies, and the impact of that competition on our ability to set prices;
•our ability to manage our growth through acquisitions and otherwise;
•our dependence on the sales of a limited number of products for a substantial portion of our total revenues;
•the risk of product liability and other claims against us by consumers and other third parties;
•risks related to changes in the regulatory environment, including United States federal and state laws related to healthcare fraud abuse and health information privacy and security and changes in such laws;
•changes to FDA product approval requirements;
•risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•the impact of healthcare reform and changes in coverage and reimbursement levels by governmental authorities and other third-party payers;
•the continuing trend of consolidation of certain customer groups;
•our reliance on certain licenses to proprietary technologies from time to time;
•our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;
•our dependence on third-party agreements for a portion of our product offerings;
•our ability to identify and make acquisitions of or investments in complementary businesses and products on advantageous terms;
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•the significant amount of resources we expend on research and development;
•our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness;
•the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group; and
•risks related to the material weakness in internal controls over financial reporting regarding cash disbursements discussed in Part I, Item 4. "Controls and Procedures."

Investors also should carefully read our Annual Report on Form 10-K for the year ended December 31, 2019, including the section captioned “Risk Factors” for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements, as supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$464,662	$404,642	$963,195	$850,762
Cost of goods sold	319,666	296,381	633,244	606,124
Cost of goods sold impairment charges	759	3,012	2,215	56,309
Gross profit	144,237	105,249	327,736	188,329
Selling, general and administrative	80,944	67,281	158,920	151,717
Research and development	45,572	48,016	81,951	101,874
In-process research and development impairment charges	—	—	960	22,787
Intellectual property legal development expenses	3,550	2,511	4,820	6,677
Acquisition, transaction-related and integration expenses	1,787	3,519	4,362	9,551
Charges related to legal matters, net	1,300	—	5,800	—
Restructuring and other charges	333	2,835	2,381	8,996
Operating income (loss)	10,751	(18,913)	68,542	(113,273)
Other (expense) income:
Interest expense, net	(36,669)	(43,886)	(76,568)	(87,167)
Foreign exchange gain (loss), net	3,466	8,311	(1,715)	2,847
Gain (loss) on sale of international businesses, net	123	(1,888)	123	6,930
Other income, net	571	149	1,204	1,256
Total other expense, net	(32,509)	(37,314)	(76,956)	(76,134)
Loss before income taxes	(21,758)	(56,227)	(8,414)	(189,407)
Provision for (benefit from) income taxes	2,186	(5,701)	(105,987)	(14,129)
Net (loss) income	(23,944)	(50,526)	97,573	(175,278)
Less: Net loss attributable to non-controlling interests	11,948	33,624	5,498	110,495
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(11,996)	$(16,902)	$103,071	$(64,783)
Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$(0.08)	$(0.13)	$0.70	$(0.51)
Class A and Class B-1 diluted	$(0.08)	$(0.13)	$0.69	$(0.51)
Weighted-average common shares outstanding:
Class A and Class B-1 basic	147,392	128,016	147,286	127,852
Class A and Class B-1 diluted	147,392	128,016	148,309	127,852

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(23,944)	$(50,526)	$97,573	$(175,278)
Less: Net loss attributable to non-controlling interests	11,948	33,624	5,498	110,495
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(11,996)	(16,902)	103,071	(64,783)
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period	(2,967)	(6,219)	(8,102)	(983)
Less: Reclassification of foreign currency translation adjustment included in net loss	—	40	—	3,413
Foreign currency translation adjustments, net	(2,967)	(6,179)	(8,102)	2,430
Unrealized loss on cash flow hedge, net of tax	(9,774)	—	(72,432)	—
Less: Other comprehensive loss (income) attributable to non-controlling interests	6,471	3,533	40,927	(1,394)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(6,270)	(2,646)	(39,607)	1,036
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(18,266)	$(19,548)	$63,464	$(63,747)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$266,143	$151,197
Restricted cash	2,129	1,625
Trade accounts receivable, net	582,734	604,390
Inventories	443,956	381,067
Prepaid expenses and other current assets	184,748	70,164
Related party receivables	1,164	1,767
Total current assets	1,480,874	1,210,210
Property, plant and equipment, net	460,528	477,997
Goodwill	527,475	419,504
Intangible assets, net	1,423,826	1,382,753
Operating lease right-of-use assets	49,159	53,344
Operating lease right-of-use assets - related party	26,183	16,528
Financing lease right-of-use assets - related party	59,980	61,284
Other assets	28,731	44,270
Total assets	$4,056,756	$3,665,890
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$599,489	$507,483
Current portion of long-term debt, net	29,756	21,479
Current portion of operating lease liabilities	12,512	11,874
Current portion of operating and financing lease liabilities - related party	3,807	3,601
Current portion of note payable - related party	1,000	—
Related party payable - short term	8,455	5,969
Total current liabilities	655,019	550,406
Long-term debt, net	2,764,578	2,609,046
Note payable - related party	35,661	—
Operating lease liabilities	38,591	43,135
Operating lease liabilities - related party	24,478	15,469
Financing lease liabilities - related party	60,782	61,463
Related party payable - long term	479	—
Other long-term liabilities	93,772	39,583
Total long-term liabilities	3,018,341	2,768,696
Commitments and contingencies (Notes 5 and 17)
Redeemable non-controlling interests	12,380	—
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2020 and December 31, 2019; 147,493 and 147,070 shares issued at June 30, 2020 and December 31, 2019, respectively	1,474	1,470
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2020 and December 31, 2019; 152,117 issued at both June 30, 2020 and December 31, 2019	1,522	1,522
Additional paid-in capital	617,504	606,966
Stockholders' accumulated deficit	(274,809)	(377,880)
Accumulated other comprehensive loss	(39,696)	(68)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	305,995	232,010
Non-controlling interests	65,021	114,778
Total stockholders' equity	371,016	346,788
Total liabilities and stockholders' equity	$4,056,756	$3,665,890
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$97,573	$(175,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	116,155	99,574
Amortization of Levothyroxine Transition Agreement asset	—	36,393
Unrealized foreign currency loss (gain)	1,251	(3,695)
Amortization of debt issuance costs and discount	4,214	3,218
Gain on sale of international businesses, net	(123)	(6,930)
Intangible asset impairment charges	3,175	79,096
Non-cash restructuring and asset-related charges	—	1,314
Deferred tax benefit	—	(18,209)
Stock-based compensation	10,202	10,571
Inventory provision	34,708	50,410
Other operating charges and credits, net	4,156	3,155
Changes in assets and liabilities:
Trade accounts receivable, net	75,769	(162,954)
Inventories	(33,182)	(19,658)
Income taxes receivable associated with the CARES Act	(110,069)	—
Prepaid expenses, other current assets and other assets	8,772	28,614
Related party receivables	633	(1,624)
Accounts payable, accrued expenses and other liabilities	15,172	(13,538)
Related party payables	(139)	2,225
Net cash provided by (used in) operating activities	228,267	(87,316)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,919)	(29,629)
Acquisition of intangible assets	(1,050)	(50,000)
Acquisitions, net of cash acquired	(254,000)	—
Proceeds from sale of international businesses, net of cash sold	—	34,834
Net cash used in investing activities	(270,969)	(44,795)
Cash flows from financing activities:
Proceeds from issuance of debt	180,000	—
Payments of principal on debt, financing leases and other	(17,072)	(13,500)
Payments of deferred financing costs	(4,102)	—
Proceeds from exercise of stock options	158	1,385
Employee payroll tax withholding on restricted stock unit vesting	(557)	(921)
Acquisition of non-controlling interest	—	(3,543)
Tax distribution to non-controlling interest	—	(13,494)
Payments of principal on financing lease - related party	(530)	(866)
Net cash provided by (used in) financing activities	157,897	(30,939)
Effect of foreign exchange rate on cash	255	1,293
Net increase (decrease) in cash, cash equivalents, and restricted cash	115,450	(161,757)
Cash, cash equivalents, and restricted cash - beginning of period	152,822	218,779
Cash, cash equivalents, and restricted cash - end of period	$268,272	$57,022
Cash and cash equivalents - end of period	$266,143	$54,893
Restricted cash - end of period	2,129	2,129
Cash, cash equivalents, and restricted cash - end of period	$268,272	$57,022
Supplemental disclosure of cash flow information:
Cash paid for interest	$68,433	$81,103
Cash (paid) received for income taxes, net	$(4,518)	$8,533
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$36,033	$—
Tax distributions to non-controlling interests	$1,573	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at April 1, 2020	147,311	$1,472	152,117	$1,522	$611,600	$(262,813)	$(33,405)	$85,082	$403,458	$12,563
Net (loss) income	—	—	—	—	—	(11,996)	—	(12,168)	(24,164)	220
Foreign currency translation adjustment	—	—	—	—	—	—	(1,460)	(1,507)	(2,967)	—
Stock-based compensation	—	—	—	—	5,663	—	—	—	5,663	—
Exercise of stock options	56	1	—	—	153	—	(6)	5	153	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	126	1	—	—	88	—	(15)	(257)	(183)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(4,810)	(4,964)	(9,774)	—
Tax distribution	—	—	—	—	—	—	—	(1,170)	(1,170)	(403)
Balance at June 30, 2020	147,493	$1,474	152,117	$1,522	$617,504	$(274,809)	$(39,696)	$65,021	$371,016	$12,380

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income (loss)	—	—	—	—	—	103,071	—	(6,806)	96,265	1,308
Foreign currency translation adjustment	—	—	—	—	—	—	(3,985)	(4,117)	(8,102)	—
Stock-based compensation	—	—	—	—	10,202	—	—	—	10,202	—
Exercise of stock options	58	1	—	—	158	—	(6)	5	158	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	365	3	—	—	178	—	(15)	(859)	(693)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(35,622)	(36,810)	(72,432)	—
Tax distribution	—	—	—	—	—	—	—	(1,170)	(1,170)	(403)
Redeemable non-controlling interests issued for acquisitions	—	—	—	—	—	—	—	—	—	11,475
Balance at June 30, 2020	147,493	$1,474	152,117	$1,522	$617,504	$(274,809)	$(39,696)	$65,021	$371,016	$12,380

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2019	115,564	$1,156	170,941	$1,710	12,329	$123	$537,159	$(63,844)	$(4,099)	$327,576	$799,781
Net loss	—	—	—	—	—	—	—	(16,902)	—	(33,624)	(50,526)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,663)	(3,556)	(6,219)
Stock-based compensation	—	—	—	—	—	—	6,224	—	—	—	6,224
Exercise of stock options	8	—	—	—	—	—	174	—	—	201	375
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	250	2	—	—	—	—	6	—	(5)	(924)	(921)
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	17	23	40
Other	—	—	—	—	—	—	598	—	—	—	598
Balance at June 30, 2019	128,151	$1,281	170,941	$1,710	—	$—	$544,161	$(80,746)	$(6,750)	$289,696	$749,352

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(64,783)	—	(110,495)	(175,278)
Cumulative-effective adjustment from adoption of Topic 842, net of tax	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(425)	(558)	(983)
Stock-based compensation	—	—	—	—	—	—	10,571	—	—	—	10,571
Exercise of stock options	205	2	—	—	—	—	922	—	(7)	468	1,385
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	250	2	—	—	—	—	6	—	(5)	(924)	(921)
Redemption of Class B Common Stock	320	3	(320)	(3)	—	—	1,124	—	(19)	(882)	223
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,461	1,952	3,413
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	—	—	—	1,100	—	—	—	1,100
Balance at June 30, 2019	128,151	$1,281	170,941	$1,710	—	$—	$544,161	$(80,746)	$(6,750)	$289,696	$749,352

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
On May 4, 2018, pursuant to the BCA, Impax and Amneal combined the generics and specialty pharmaceutical business of Impax with the generic drug development and manufacturing business of Amneal to create the Company as a new generics and specialty pharmaceutical company, through the following transactions (together, the "Combination", and the closing of the Combination, the "Closing"): (i) Merger Sub merged with and into Impax, with Impax surviving as a wholly owned subsidiary of the Company, (ii) each share of Impax’s common stock, par value $0.01 per share ("Impax Common Stock"), issued and outstanding immediately prior to the Closing, other than Impax Common Stock held by Impax in treasury, by the Company or by any of their respective subsidiaries, was converted into the right to receive one fully paid and non-assessable share of Class A common stock of the Company, par value $0.01 per share ("Class A Common Stock"), (iii) Impax converted to a Delaware limited liability company, (iv) the Company contributed to Amneal all of the Company’s equity interests in Impax, in exchange for Amneal common units ("Amneal Common Units"), (v) the Company issued an aggregate number of shares of Class B common stock of the Company, par value $0.01 per share ("Class B Common Stock", and collectively, with the Class A Common Stock and Class B-1 common stock of the Company, par value $0.01 ("Class B-1 Common Stock"), the "Company Common Stock") to APHC Holdings, LLC (formerly Amneal Holdings, LLC), the parent entity of Amneal as of the Closing ("Holdings"), and (vi) the Company became the managing member of Amneal.
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
In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855 million. Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis. On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage held by non-controlling interest holders (the "Amneal Group") upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%. As of both June 30, 2020 and December 31, 2019, the overall interest percentage held by non-controlling interest holders was approximately 51%.

On July 5, 2018, Holdings distributed to its members all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of June 30, 2020, Holdings did not hold any equity interest in Amneal or the Company.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2020, cash flows for the six months ended June 30, 2020 and 2019 and the results of its operations, its comprehensive income (loss) and its changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019. The consolidated balance sheet data at December 31, 2019 was derived from the Company's audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
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
Chargebacks Received From Manufacturers
When a sale occurs on a contracted item, the difference between the cost the Company pays to the manufacturer of that item and the contract price that the end customer has with the manufacturer is rebated to the Company by the manufacturer as a chargeback. Chargebacks are recorded as a reduction to cost of sales and either a reduction in the amount due to the manufacturer (if there is a right of offset) or as a receivable from the manufacturer.
Use of Estimates
The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, distribution fees, allowances for accounts receivable, accrued liabilities, chargebacks received from manufacturers, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights, allowances for deferred tax assets, measurement of assets acquired and liabilities assumed in business combinations at fair value and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
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
On January 31, 2020, the Company completed the Acquisitions.  The purchase price of $295 million, included cash of $254 million and the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44 million (estimated fair value of $35 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1 million to the sellers.  The cash purchase price was funded by $76 million of cash on hand and $178 million of proceeds from a $180 million term loan.  The remaining $2 million consisted of working capital costs. The Company is not party to or a guarantor of the term loan, Sellers Notes or Short-Term Sellers Note. (refer to Note 13. Debt).  For further detail of the preliminary purchase price, refer to the table below.
For the six months ended June 30, 2020, there were $1 million of transaction costs associated with the Acquisitions recorded in acquisition, transaction-related and integration expenses (none for the three months ended June 30, 2020).
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
(1)In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value. The Sellers Notes are stated at the preliminary fair value estimate of $35 million, which is the $44 million aggregate principal amount less a $9 million discount.  The fair value of the Sellers Notes was estimated using the Monte-Carlo simulation approach under the option pricing framework.

(2)Represents trade accounts receivable from R&S that was effectively settled upon closing of the Acquisitions.
(3)Represents the principal amount due on the Short-Term Seller Note, which approximates fair value.
(4)Represents estimated working capital adjustment pursuant to the terms of the purchase agreement.
The following is a summary of the preliminary purchase price allocation for the Acquisitions (in thousands):

Preliminary Fair Values as of January 31, 2020
Trade accounts receivable, net	$49,286
Inventories	68,115
Prepaid expenses and other current assets	7,401
Related party receivables	61
Property, plant and equipment	5,278
Goodwill	108,790
Intangible assets, net	130,800
Operating lease right-of-use assets - related party	5,544
Total assets acquired	375,275
Accounts payable and accrued expenses	61,891
Related party payables	1,532
Operating lease liabilities - related party	5,544
Total liabilities assumed	68,967
Redeemable non-controlling interests	11,475
Fair value of consideration transferred	$294,833
The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Preliminary Fair Values	Weighted-Average Useful Life
Government licenses	$66,700	7 years
Government contracts	22,000	4 years
National contracts	28,600	5 years
Customer relationships	13,000	10 years
Trade name	500	6 years
	$130,800
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
Of the $109 million of goodwill acquired in connection with the Acquisitions, approximately $73 million was allocated to the Company’s AvKARE segment (refer to Note 18. Segment Information) and approximately $36 million was allocated to the Generics segment.  Goodwill was allocated to the Generics segment as net revenue of products manufactured from Amneal and distributed by the Acquisitions is reflected in Generics’ segment results.  Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.
For the three months ended June 30, 2020, the Acquisitions contributed total net revenue of approximately $67 million and operating income of $3 million, which included approximately $8 million of amortization expense from intangible assets acquired in the Acquisitions, to the Company’s consolidated results of operations.
For the six months ended June 30, 2020, the Acquisitions contributed total net revenue of approximately $132 million and operating income of $1 million, which included approximately $14 million of amortization expense from intangible assets acquired in the Acquisitions, to the Company’s consolidated results of operations.
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the three and six months ended June 30, 2020 and 2019 (assuming the closing of the Acquisitions occurred on January 1, 2019) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$464,662	$479,891	$989,965	$991,096
Net (loss) income	$(23,944)	$(45,622)	$92,472	$(178,006)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(11,996)	$(15,535)	$101,438	$(65,712)
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
U.K. Divestiture

On March 30, 2019, the Company sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for net cash consideration of approximately $32 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, the Company recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within gain (loss) on sale of international businesses, net for the six months ended June 30, 2019. For the three months ended June 30, 2020, the Company made a $0.5 million payment to AI Sirona for and recognized a $0.1 million gain on sale of international business for final settlement of the divestiture. As part of the disposition, the Company entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.
Germany Divestiture

On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary, which comprised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019. The carrying value of the net assets sold was $7 million, including goodwill of $0.5 million. As a result of the sale, the Company recognized a pre-tax loss of $2 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses, within gain (loss) on sale of international businesses, net for the three and six months ended June 30, 2019. As part of the disposition, the Company also entered into a license and supply agreement with EVER to supply certain products for an 18 month period.
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
Concentration of Revenue
The Company's three largest customers accounted for approximately 84% and 83% of total gross sales of products for the three and six months ended June 30, 2020, respectively. The Company's three largest customers accounted for approximately 81% and 80% of total gross sales of products for the three and six months ended June 30, 2019, respectively.
Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the three and six months ended June 30, 2020 and 2019 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Generics
Anti-Infective	$9,722	$8,147	$22,776	$14,089
Hormonal/Allergy	89,277	92,293	177,919	195,018
Antiviral	955	1,346	16,779	15,802
Central Nervous System (1)	96,228	117,398	195,810	242,173
Cardiovascular System	25,105	31,138	54,359	67,355
Gastroenterology	16,625	9,938	37,878	19,494
Oncology	16,567	21,746	31,422	36,705
Metabolic Disease/Endocrine	6,769	10,887	23,408	28,734
Respiratory	7,240	8,418	17,328	17,636
Dermatology	10,442	14,771	27,584	27,744
Other therapeutic classes	26,668	15,263	51,935	33,440
International and other	961	3,719	1,947	19,351
Total Generics net revenue	306,559	335,064	659,145	717,541
Specialty
Hormonal/Allergy	13,669	9,888	27,623	20,787
Central Nervous System (1)	74,056	50,694	142,367	93,593
Gastroenterology	439	452	487	933
Metabolic Disease/Endocrine	203	89	476	630
Other therapeutic classes	5,889	8,455	11,280	17,278
Total Specialty net revenue	94,256	69,578	182,233	133,221
AvKARE
Distribution	31,839	—	63,425	—
Government Label	25,073	—	46,451	—
Institutional	4,511	—	7,924	—
Other	2,424	—	4,017	—
Total AvKARE net revenue	63,847	—	121,817	—
Total net revenue	$464,662	$404,642	$963,195	$850,762
(1)During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2020 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2019	$829,807	$34,308	$150,361	$114,960
Impact from the Acquisitions	12,444	944	15,229	10
Provision related to sales recorded in the period	2,025,733	60,000	49,285	69,685
Credits/payments issued during the period	(2,197,368)	(71,093)	(52,202)	(63,062)
Balance at June 30, 2020	$670,616	$24,159	$162,673	$121,593

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
In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the six months ended June 30, 2019, $37 million, was expensed to cost of goods sold, as the Company sold Levothyroxine (none in the six months ended June 30, 2020). As of December 31, 2018 the Company had a $4 million transition contract liability, which was fully settled in February 2019.
Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the transition period, which was fully settled in March 2020.
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For the six months ended June 30, 2019 the Company expensed a milestone payment of $1 million (none for the three months ended June 30, 2019) to research and development. For the three and six months ended June 30, 2020 the Company expensed a milestone payment of $5 million.
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
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $5 million and $9 million for the three and six months ended June 30, 2020, respectively, and $5 million and $9 million for the three and six ended June 30, 2019, respectively.
During the three months ended March 31, 2020, AstraZeneca and the Company agreed to terminate the AZ Agreement and subsequent AZ Amendment effective January 2021.
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 19. Related Party Transactions.
6. Restructuring and Other Charges
During the six months ended June 30, 2018, in connection with the Combination, the Company committed to a restructuring plan to achieve cost savings. The Company expected to integrate its operations and reduce its combined cost structure through workforce reductions that eliminated duplicative positions and consolidated certain administrative, manufacturing and research and development facilities. In connection with this plan, the Company announced on May 10, 2018 that it intended to close its Hayward, California-based operations.
On July 10, 2019, the Company announced a plan to restructure its operations that was intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount by approximately 300 to 350 employees through December 31, 2020, primarily by ceasing manufacturing at its Hauppauge, NY facility.  Collectively these actions comprise the "Plans".
The following table sets forth the components of the Company's restructuring and other charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee restructuring separation charges (1)	$—	$516	$46	$2,420
Asset-related charges (2)	—	900	—	1,314
Total employee and asset-related restructuring charges	—	1,416	46	3,734
Other employee severance charges (3)	333	1,419	2,335	5,262
Total restructuring and other charges	$333	$2,835	$2,381	$8,996
(1)Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plans at the Company's Hauppauge, NY, Hayward, CA and other facilities.
(2)Asset-related charges are primarily associated with the write-off of property, plant and equipment in connection with the closing of the Company's Hayward, CA facilities.
(3)Other employee severance charges are primarily associated with the cost of benefits for former senior executives.
The charges related to restructuring impacted segment earnings as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Generics	$—	$1,317	$46	$2,313
Specialty	—	—	—	178
Corporate	—	99	—	1,243
Total employee and asset-related restructuring charges	$—	$1,416	$46	$3,734

The following table shows the change in the employee separation-related liability associated with the Plans, which is included in accounts payable and accrued expenses (in thousands):

Employee Restructuring
Balance at December 31, 2019	$3,900
Charges to income	46
Payments	(2,185)
Balance at June 30, 2020	$1,761
7. (Loss) Earnings per Share
Basic (loss) earnings per share of Class A and Class B-1 Common Stock is computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A and Class B-1 Common Stock outstanding during the period. Diluted (loss) earnings per share of Class A and Class B-1 Common Stock is computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A and Class B-1 Common Stock outstanding, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A and Class B-1 Common Stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(11,996)	$(16,902)	$103,071	$(64,783)
Denominator:
Weighted-average shares outstanding - basic (1)	147,392	128,016	147,286	127,852
Effect of dilutive securities:
Stock options	—	—	278	—
Restricted stock units	—	—	745	—
Weighted-average shares outstanding - diluted	147,392	128,016	148,309	127,852
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$(0.08)	$(0.13)	$0.70	$(0.51)
Class A and Class B-1 diluted	$(0.08)	$(0.13)	$0.69	$(0.51)
(1) During the three months ended June 30, 2019, pursuant to the Company’s certificate of incorporation, the Company converted all 12.3 million of its issued and outstanding shares of Class B-1 Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The weighted-average shares for the three and six months ended June 30, 2020 do not include Class B-1 Common Stock.
Shares of the Company's Class B Common Stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B-1 Common Stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Stock options	4,008	(4)	8,407	(4)	671	(1)	8,407	(4)
Restricted stock units	9,372	(4)	2,894	(4)	—		2,894	(4)
Performance stock units	3,054	(4)	465	(4)	3,054	(2)	465	(4)
Shares of Class B Common Stock	152,117	(3)	170,941	(3)	152,117	(3)	170,941	(3)

(1)Excluded from the computation of diluted earnings per share of Class A Common Stock because the exercise price of the stock options exceeded the average market price of the Class A Common Stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A Common Stock because the performance vesting conditions were not met for the six months ended June 30, 2020.
(3)Shares of Class B Common Stock are considered potentially dilutive shares of Class A and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings per share of Class A and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive under the if-converted method. As noted above, the weighted-average shares for the three and six months ended June 30, 2020 do not include Class B-1 Common Stock.
(4)Excluded from the computation of diluted loss per share of Class A and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for three months ended June 30, 2020 and the three and six months ended June 30, 2019. As noted above, the weighted-average shares for the three and six months ended June 30, 2020 do not include Class B-1 Common Stock.
8. Income Taxes
For the three months ended June 30, 2020 and 2019, the Company's provision for (benefit from) income taxes and effective tax rates were $2 million and (10.0)% and $(6) million and 10.1%, respectively.
For the six months ended June 30, 2020 and 2019, the Company's benefit from income taxes and effective tax rates were $(106) million and 1259.7% and $(14) million and 7.5%, respectively. The year over year change in benefit from income taxes was primarily related to the Company’s full valuation allowance and the effects of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019 it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2019.  As a result of the initial September 30, 2019 and December 31, 2019 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross deferred tax assets (" DTAs") and therefore recorded an additional valuation allowance of $428 million for the year ended December 31, 2019 to reduce the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of June 30, 2020, based on its evaluation of available positive and negative evidence, the Company has maintained its position with respect to the valuation allowance.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. Some of the key income tax-related provisions include net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some of these tax provisions are effective retroactively for years ending before the date of enactment. Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2020, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds.
The CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes. As a result of the CARES Act, the Company carried back approximately $345 million in NOLs generated in 2018 to prior taxable income years.
ASC 740, Income Taxes, requires the effect from adjusting deferred tax assets or changes to valuation allowances due to the CARES Act to be recognized as a component of income taxes expense or benefit in the interim period that includes the period in which the new legislation is enacted (quarter ended March 31, 2020), and it cannot be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate. In the three months ended March 31, 2020, the Company reclassified the 2018 NOL carryback amount for previously paid income taxes to income tax receivable and reversed the corresponding valuation allowance. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%.  Accordingly, the Company recorded a discrete income tax benefit of $110 million for the six months ended June 30, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million carryback, with the remainder expected to be received before December 31, 2020.

In connection with the Combination, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs at September 30, 2019, the Company reversed the TRA liability, which had been recorded at the time of the Combination.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contigent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of June 30, 2020, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA, which amounts to approximately $202 million as of June 30, 2020 as a result of basis adjustments under Internal Revenue Code Section 754.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for the Company's Class A Common Stock, the price of the Company's Class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to June 30, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $202 million contingent liability as of June 30, 2020 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized.

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
9. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Gross accounts receivable	$1,280,380	$1,470,706
Allowance for doubtful accounts	(2,871)	(2,201)
Contract charge-backs and sales volume allowances	(670,616)	(829,807)
Cash discount allowances	(24,159)	(34,308)
Subtotal	(697,646)	(866,316)
Trade accounts receivable, net	$582,734	$604,390
Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at June 30, 2020, equal to 37%, 25%, and 25%, respectively.  Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2019, equal to 39%, 25%, and 25%, respectively.
10. Inventories
Inventories, net of reserves, are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$173,102	$172,159
Work in process	47,435	58,188
Finished goods	223,419	150,720
Total inventories	$443,956	$381,067

11. Prepaid and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Deposits and advances	$2,805	$1,123
Prepaid insurance	1,768	3,858
Prepaid regulatory fees	1,387	4,016
Income and other tax receivables (1)	124,208	13,740
Prepaid taxes	3,503	3,255
Other current receivables	12,650	15,996
Other prepaid assets	38,427	28,176
Total prepaid expenses and other current assets	$184,748	$70,164
(1)On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  Amneal recorded a U.S. federal income tax receivable of $110 million related to benefits associated with the CARES Act, of which $106 million was received in July 2020 and the remainder is expected to be received before December 31, 2020.  For further details, refer to Note 8. Income Taxes.
12. Other Assets
Other assets are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred revolving credit facility costs	$3,174	$3,099
Security deposits	2,123	1,938
Long-term prepaid expenses	5,801	6,438
Interest rate swap	—	16,373
Financing lease right-of-use assets	10,222	11,442
Other long-term assets	7,411	4,980
Total other assets	$28,731	$44,270

13. Debt
The following is a summary of the Company's long-term debt (in thousands):

	June 30, 2020	December 31, 2019
Term Loan due May 2025	$2,645,376	$2,658,876
Rondo Term Loan due January 2025	177,750	—
Other	624	624
Total long-term debt	2,823,750	2,659,500
Less: debt issuance costs	(29,416)	(28,975)
Total debt, net of debt issuance costs	2,794,334	2,630,525
Less: current portion of long-term debt	(29,756)	(21,479)
Total long-term debt, net	$2,764,578	$2,609,046
Senior Secured Credit Facilities
On May 4, 2018 the Company entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed revolving credit facility ("Revolving Credit Facility") under which loans and letters of credit up to a principal amount of $500 million, of which $414 million were available at June 30, 2020 (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities").  The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at June 30, 2020. The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at June 30, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability.
The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At June 30, 2020, the Revolving Credit Facility commitment fee rate is 0.375% per annum.
During March 2020, as a precautionary measure to mitigate the uncertainty surrounding overall market liquidity due to the COVID-19 pandemic, the Company borrowed $300 million on the Revolving Credit Facility.  As the financial markets stabilized following a period of high volatility due to the COVID-19 pandemic, the Company repaid all borrowings under the Revolving Credit Facility as of June 30, 2020.
The Company incurred costs associated with the Term Loan due May 2025 of $38 million and the Revolving Credit Facility of $5 million, which have been capitalized and are being amortized over the life of the applicable debt agreement to interest expense using the effective interest method. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the Revolving Credit Facility have been recorded in other assets because there were no borrowings outstanding on the effective date of the Revolving Credit Facility. For both the three months ended June 30, 2020 and 2019, amortization of deferred financing costs related to the Term Loan and the Revolving Credit Facility was $1 million. For both the six months ended June 30, 2020 and 2019, amortization of deferred financing costs related to the Term Loan and the Revolving Credit Facility was $3 million.
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At June 30, 2020, Amneal was in compliance with all covenants.
Acquisition Financing - Revolving Credit and Term Loan Agreement

On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million. The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at June 30, 2020 and matures on January 31, 2025. The annual interest rate for borrowings under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At June 30, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.
A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At June 30, 2020, the Rondo Credit Facility commitment fee rate is 0.4% per annum.
Costs associated with the Rondo Term Loan of $3 million and the Rondo Credit Facility of $1 million have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan has been recorded in the balance sheet net of issuance costs.  Costs associated with the Rondo Revolving Credit Facility have been recorded in other assets.  For both the three and six months ended June 30, 2020, amortization of deferred financing costs associated with the Rondo Credit Facility was less than $1 million.
The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/ or the interest rate may be increased.  At June 30, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.
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
The Company is not party to or a guarantor of the Sellers Notes or Short-Term Sellers Notes. The Sellers Notes and the Short-Term Sellers Note are recorded in notes payable-related party within long-term liabilities and notes payable-related party within current liabilities, respectively.
14. Other Long-Term Liabilities
Other long-term liabilities are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Interest rate swap (1)	$56,058	$—
Uncertain tax positions	3,648	5,088
Long-term compensation (2)	20,183	22,735
Financing lease liabilities	3,162	3,869
Other long-term liabilities	10,721	7,891
Total other long-term liabilities	$93,772	$39,583
(1)Refer to Notes 15. Fair Value Measurements and 16. Financial Instruments for information about the Company’s interest rate swap.
(2)Includes $11 million of long-term deferred compensation plan liabilities (refer to Note 15. Fair Value Measurements), $8 million of long-term employee benefits for the Company’s international employees and $1 million of long-term severance liabilities (refer to Note 6. Restructuring and Other Charges).
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement Based on
June 30, 2020	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap (1)	$56,058	$—	$56,058	$—
Deferred compensation plan liabilities (2)	14,983	—	14,983	—

December 31, 2019
Assets
Interest rate swap (1)	$16,373	$—	$16,373	$—
Liabilities
Deferred compensation plan liabilities (2)	$18,396	$—	$18,396	$—

(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions.
(2)As of June 30, 2020, deferred compensation plan liabilities of $4 million and $11 million were recorded in current and non-current liabilities, respectively. As of December 31, 2019, deferred compensation plan liabilities of $4 million and $14 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2020.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The $2.6 billion Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at both June 30, 2020 and December 31, 2019 was approximately $2.4 billion.
The $178 million Rondo Term Loan entered into on January 31, 2020 falls into the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at June 30, 2020 was approximately $174 million.
The Sellers Notes and the Short-Term Sellers Note fall into the Level 2 category within the fair value level hierarchy. At June 30, 2020, the carrying value of the Sellers Notes and the Short-Term Sellers Note of $36 million and $1 million, respectively, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2020 and 2019.
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
As of June 30, 2020, the total loss, net of income taxes, related to the Company’s cash flow hedge was $56 million, of which $28 million was recognized in accumulated other comprehensive loss and $28 million was recognized in non-controlling interests (none as of June 30, 2019).
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$56,058	Other assets	$16,373
17. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Certain of these arrangements are with related parties (refer to Note 19. Related Party Transactions).
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
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three and six months ended June 30, 2020, the Company recorded net charges of approximately $1 million and $6 million, respectively, for commercial legal proceedings and claims.  The ultimate resolution of any or all claims, legal proceedings or investigations could differ materially from our estimate and have a material adverse effect on the Company's results of operations and/or cash flow in any given accounting period, or on the Company's overall financial condition.  As of June 30, 2020 and December 31, 2019, the Company had liabilities for commercial and governmental legal proceedings and claims of $16 million and $17 million, respectively.
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
Patent Infringement Matter
Impax Laboratories, LLC. v. Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (Rytary®)
On December 21, 2017, Impax filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (collectively, "Zydus") in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 9,089,608, based on the filing of Zydus’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Zydus answered the complaint on April 27, 2018, asserting counterclaims of non-infringement and invalidity of U.S. Pat. Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; and 9,089,607. Impax answered Zydus’s counterclaims on June 1, 2018. Zydus filed a motion for judgment on the pleadings regarding its counterclaims. On November 29, 2018, the Court granted Zydus’s motion for judgment as to its counterclaims. A case schedule had been set with trial anticipated in April 2020, which was postponed indefinitely due to the COVID-19 pandemic. The parties thereafter reached a settlement agreement on or about May 15, 2020, and the case has been dismissed.
Other Litigation Related to the Company’s Business

Opana ER® FTC Antitrust Litigation
On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against Impax, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against Impax with similar allegations regarding Impax’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. Impax filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. On May 11, 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the case in its entirety. The government appealed this ruling to the FTC. On March 28, 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s initial dismissal decision. The FTC found that Impax had violated Section 5 of the FTC Act by engaging in an unfair method of competition, and accordingly entered an order enjoining Impax from entering into anticompetitive reverse patent settlements (or agreements with other generic original Opana® ER manufacturers) and requiring Impax to maintain an antitrust compliance program. On June 6, 2019, Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit.  Impax filed its opening appellate brief with the Fifth Circuit on October 3, 2019; the FTC filed its brief in response on December 9, 2019 and Impax filed a reply brief on December 30, 2019.  Oral argument before the Fifth Circuit, which had been postponed due to the COVID-19 pandemic, was heard on June 9, 2020.
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
In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Discovery, including expert discovery, is ongoing. On March 25, 2019, plaintiffs filed motions for class certification and served opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports were filed and served on August 29, 2019. On November 5, 2019, plaintiffs filed reply briefs in further support of their motions for class certification.  On January 17, 2020, defendants filed a motion for leave to file joint surreply briefs in response thereto; plaintiffs filed responses on January 24, 2020.  On February 5, 2020, the court granted defendants’ motion for leave, and entered a case schedule to which the parties jointly stipulated, setting a trial date of March 15, 2021, which the MDL court later re-set for June 7, 2021 in light of COVID-19 pandemic-related delays. On April 15, 2020, defendants filed motions for summary judgment.
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
United States Department of Justice Investigations
On November 6, 2014, Impax disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (the "DOJ"). In connection with this same investigation, on March 13, 2015, Impax received a grand jury subpoena from the DOJ requesting the production of information and documents regarding the sales, marketing, and pricing of certain generic prescription medications. In particular, the DOJ’s investigation currently focuses on four generic medications: digoxin tablets, terbutaline sulfate tablets, prilocaine/lidocaine cream, and calcipotriene topical solution. The Company has produced documents and information in connection with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.
On April 30, 2018, Impax received a CID from the Civil Division of the DOJ (the "Civil Division"). The CID requests the production of information and documents regarding the pricing and sale of Impax’s pharmaceuticals and Impax’s interactions with other generic pharmaceutical manufacturers. According to the CID, the investigation concerns allegations that generic pharmaceutical manufacturers, including Impax, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted to the Federal government. The Company has produced documents and information in connection with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
Texas State Attorney General Civil Investigative Demand
On May 27, 2014, a CID was served on Amneal by the Office of the Attorney General for the state of Texas (the "Texas AG") relating to products distributed by Amneal under a specific Amneal labeler code. Shortly thereafter, Amneal received a second CID with respect to the same products sold by Interpharm Holding, Inc. ("Interpharm"), the assets of which had been acquired by Amneal in June 2008. Amneal completed its production of the direct and indirect sales transaction data in connection with the products at issue and provided this information to the Texas AG in November 2015. In May 2016, the Texas AG delivered two settlement demands to Amneal in connection with alleged overpayments made by the State of Texas for such products under its Medicaid programs. For the Amneal and Interpharm products at issue, the Texas AG’s initial demand was for an aggregate total of $36 million based on $16 million in alleged overpayments.  After analyzing the Texas AG’s demand, Amneal raised certain questions regarding the methodology used in the Texas AG’s overpayment calculations, including the fact that the calculations treated all pharmacy claims after 2012 for the products at issue as claims for over-the-counter ("OTC") drugs, even though the products were prescription pharmaceuticals. This had the effect of increasing the alleged overpayment because the dispensing fee for OTC drugs was lower than that for prescription drugs. Therefore, the Texas AG’s calculations were derived by subtracting a lower (and incorrect) OTC dispensing fee from the higher (and correct) prescription dispensing fee. The Texas AG later acknowledged this discrepancy. In March 2019, the Texas AG provided Amneal with a re-calculation of the alleged overpayment.  In October 2019, Amneal reached an agreement in principle with the Texas AG to settle the matter.  The parties executed a Settlement Agreement and Release as of March 5, 2020, and the matter is now closed.
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
The end-payor plaintiffs comprised Plaintiff International Union of Operating Engineers Local 30Benefits Fund; Tulsa Firefighters Health and Welfare Trust; NECA-IBEW Welfare Trust Fund; Pipe Trade Services MN; Edward Carpinelli; Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund; Nina Diamond; UFCW Local 1500 Welfare Fund; Minnesota Laborers Health and Welfare Fund; The City of Providence, Rhode Island; Philadelphia Federation of Teachers Health and Welfare Fund; United Food & Commercial Workers and Employers Arizona Health and Welfare Trust; Ottis McCrary; Plumbers & Pipefitters Local 33 Health and Welfare Fund; Plumbers & Pipefitters Local 178 Health and Welfare Trust Fund; Unite Here Health; Valerie Velardi; and Louisiana Health Service Indemnity Company. The direct purchaser plaintiffs comprised KPH Healthcare Services, Inc. a/k/a Kinney Drugs, Inc.; Rochester Drug Co-Operative, Inc.; César Castillo, Inc.; Ahold USA, Inc.; and FWK Holdings, L.L.C. The opt-out plaintiffs comprised The Kroger Co.; Albertsons Companies, LLC; H.E. Butt Grocery Company L.P.; Humana Inc.; and United Healthcare Services, Inc.
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
On October 11, 2019, opt-out plaintiff United Healthcare Services, Inc. filed a second complaint, in the United States District Court for the District of Minnesota (United Healthcare Services, Inc. v. Teva Pharmaceuticals USA, Inc., et al., No. 0:19-cv-2696), following on and supplementing its original action, asserting antitrust claims against the Company and other generic pharmaceutical manufacturers arising from the facts alleged in the above-referenced State Attorneys General lawsuit. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On October 25, 2019, the lawsuit was transferred by the JPML to the E.D. Pa. for coordination and consolidation with MDL No. 2724.

On October 18, 2019, opt-out plaintiff Humana, Inc. also filed a second complaint, likewise following on supplementing its original action to assert antitrust claims against the Company and other generic pharmaceuticals manufacturers arising from the facts alleged in the above-referenced State Attorneys General lawsuit, and similarly seeking, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.  The lawsuit was filed in the E.D. Pa. (Humana Inc. v. Actavis Elizabeth, LLC, et al., No. 2:19-cv-4862), and likely will be incorporated into MDL No. 2724 for coordinated pretrial proceedings.
On November 14, 2019, the Company was named in a complaint filed in the Supreme Court of the State of New York, Nassau County, on behalf of 14 counties in the state of New York, who allege to be both direct and end-payor purchasers of generic pharmaceutical drugs (County of Nassau, et al., v. Actavis Holdco U.S., Inc., et al., No. 616029/2019). The complaint asserts antitrust claims against the Company and other generic pharmaceutical manufacturers arising from the facts alleged in the above-referenced State Attorneys General lawsuit. Plaintiff Counties seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On December 17, 2019, defendants removed the case to the United States District Court for the Eastern District of New York (No. 2:19-cv-7071) and, on January 3, 2020, the case was transferred by the JPML to the E.D. Pa. for coordination and consolidation with MDL No. 2724.
On December 11, 2019, the Company and Impax were named in a complaint filed in E.D. Pa. by Health Care Service Corp., a customer-owned health insurer opting out of the end-payor plaintiff class (Health Care Service Corp. v. Actavis Elizabeth, LLC, et al., No. 2:19-cv-5819-CMR). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, and ranitidine HCL tablets; and with respect to Impax, digoxin, lidocaine-prilocaine, and metronidazole) in violation of federal and state antitrust and consumer protection laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuit likely will be incorporated into MDL No. 2724 for coordinated pretrial proceedings.
On December 16, 2019, a complaint was filed in the United States District Court for the District of Connecticut against Impax and against numerous generic pharmaceutical manufacturers on behalf of assignees of claims from third-party health benefit plans, opting out of the end-payor plaintiff class (MSP Recovery Claims, Series LLC, et al. v. Actavis Elizabeth, LLC, et al., No. 3:19-cv-1972-SRU), and alleging a conspiracy to fix prices and allocate or divide customers or markets for various products (including, with respect to Impax, digoxin and lidocaine-prilocaine) in violation of federal and state antitrust and consumer protection laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On January 10, 2020, the case was transferred by the JPML to the E.D. Pa. for coordination and consolidation with MDL No. 2724.
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
On December 27, 2019, the Company and Impax were named in a complaint filed in the United States District Court for the Northern District of California by Molina Healthcare, Inc., a publicly traded healthcare management organization opting out of the end-payor plaintiff class (Molina Healthcare, Inc. v. Actavis Elizabeth, LLC, et al., No. 3:19-cv-8438). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, and ranitidine HCL tablets; and with respect to Impax, digoxin, lidocaine-prilocaine, and metronidazole) in violation of federal and state antitrust and consumer protection laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On February 5, 2020, the case was transferred by the JPML, to the E.D. Pa. for coordination and consolidation with MDL No. 2724.
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
On March 2, 2020, the Company, Amneal, and Amneal Pharmaceuticals of NY, LLC, were named in a complaint filed in the United States District Court for the Southern District of Texas by Harris County, Texas, which is the primary county for the Houston Metropolitan Area (Harris County, Texas v. Teva Pharmaceuticals USA, Inc., et al., No. 4:20-cv-733). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products in violation of federal and state antitrust and consumer protection laws; specifically, plaintiff alleges that it has paid approximately $3.86 million since 2013 for products attributable to Amneal entities. On March 30, 2020, the JPML issued a conditional transfer order tagging the case for transfer to the E.D. Pa. for coordination and consolidation with MDL No. 2724.
On June 9, 2020, the Company and Impax were named in a complaint filed in E.D. Pa. by Cigna Corp., the parent company of businesses that operate pharmacies (including Express Scripts Holding Company), as well as of health insurance plans and prescription drug plans (Cigna Corp. v. Actavis Holdco US, Inc., et al., No. 2:20-cv-02711). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, ranitidine HCL tablets, and warfarin sodium tablets; and with respect to Impax, digoxin, lidocaine-prilocaine, and metronidazole) in violation of federal and state antitrust and consumer protection laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuit likely will be incorporated into MDL No. 2724 for coordinated pretrial proceedings.
On June 10, 2020, the State Attorneys General filed in the United States District Court for the District of Connecticut a new complaint following on and supplementing their lawsuit pending in MDL No. 2724 against numerous generic pharmaceutical manufacturers, as well as certain of their current or former sales and marketing executives, regarding an alleged conspiracy to fix prices and allocate or divide customers or markets for various drug products (chiefly topical drugs), including, with respect to the Company, phenytoin sodium ER capsules, in violation of federal and state antitrust and consumer protection laws. Plaintiff States seek, among other things, unspecified monetary damages (including treble damages and civil penalties), as well as equitable relief, including disgorgement and restitution. On July 20, 2020, the JPML transferred the lawsuit to the E.D. Pa. for coordination and consolidation with MDL No. 2724.
Fact and document discovery in MDL No. 2724 are proceeding. On December 26, 2019, the MDL court entered a case management order extending by stipulation certain pretrial discovery deadlines, including leaving open-ended the date by which, after consultation with MDL court's appointed Special Master, the parties are to agree upon bellwether claims or cases for, inter alia, class certification and/or trials. On February 20, 2020, the Special Master issued a Report & Recommendation and Proposed Order providing for the establishment of two parallel bellwether trial tracks; Track One would involve a jury trial of the overarching conspiracy claims presented in the State Attorneys General’s May 10, 2019 complaint (in which the Company and Amneal are defendants), and Track Two would consist of trials on three different individual drug conspiracy complaints (none of which involve the Company or any Amneal entities). On July 13, 2020, the MDL court entered orders adopting the Special Master’s Report & Recommendation, and requiring the parties within 30 days either to agree upon a schedule or submit competing schedules for the discovery, motions, and other proceedings to bring the two Tracks to trial.
On June 3, 2020, the Company and Impax were named in a proposed class action complaint filed in the Federal Court of Canada in Toronto, Ontario against numerous generic pharmaceutical manufacturers on behalf of a putative class of individuals who have purchased generic drugs in the private sector from 2012 to present (Kathryn Eaton v. Teva Canada Limited, et al., No. T-607-20). Plaintiff alleges a conspiracy in Canada among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, norethindrone acetate tablets, ranitidine HCL tablets, and warfarin sodium tablets; and with respect to Impax, digoxin and lidocaine-prilocaine) in violation of Canada’s Competition Act. Plaintiff seeks, among other things, $2.75 billion in monetary damages or compensation, pre- and post-judgment interest, and costs.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.
Xyrem® (sodium oxybate) Antitrust Litigation
Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate) product, in several putative class action lawsuits filed in the United States District Court for the Northern District of California on behalf of a regional health plan primarily providing prescription drug coverage for New York residents (New York State Teamsters Council Health and Hospital Fund v. Jazz Pharmaceuticals, Inc., et al., No. 5:20-cv-04056 (filed June 18, 2020)), and two national health plans providing coverage for federal employees and retirees (Government Employees Health Association, Inc. v. Jazz Pharmaceuticals, Inc., et al., No. 3:20-cv-04671 (filed July 13, 2020) and Blue Cross and Blue Shield Association v. Jazz Pharmaceuticals, Inc., et al., No. 4:20-cv-04667 (filed July 13, 2020)), alleging that the generic manufacturers (including Amneal) entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem® (sodium oxybate), in violation of state and federal antitrust and competition laws. In addition to class certification, plaintiffs seek, among other things, unspecified monetary damages (including treble damages and civil penalties), as well as equitable relief, including disgorgement and restitution.
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
In October 2019, the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax were served with a putative class action complaint, which also names as defendants numerous manufacturers of opioid products (and certain corporate officers thereof), filed in the United States District Court for the Middle District of Tennessee by several individuals who allegedly purchased prescription opioid medication in cash and/or with an insurance co-payment (Rhodes, et al., v. Rhodes Technologies, Inc., et al., No. 3:19-cv-885). Plaintiffs claim that they would not have purchased these prescription opioid products had defendants not allegedly misrepresented the products’ “addiction propensities,” and thereby suffered economic loss. Plaintiffs purport to represent a nationwide class of all individuals who directly or indirectly purchased prescription opioid medication from January 2008 to the present in 31 different states, allege causes of action for violations of those states’ antitrust laws and consumer protection statutes (and unjust enrichment), and seek, in addition to class certification, unspecified monetary damages (including actual, statutory, and punitive or treble damages) and equitable relief, including declaratory judgment and restitution. On February 13, 2020, this case was transferred to the MDL. All activity in the case is stayed by order of the MDL court.
There are currently 26 cases brought by various West Virginia and Kentucky hospitals that have been consolidated in the state-court West Virginia Opioid Litigation Multi-Litigation Panel (the “MLP”). On November 20, 2019, the manufacturer defendants collectively filed a motion to dismiss, in which Amneal joined, and the Company filed its own individual motion to dismiss. The MLP has denied the manufacturer defendants’ motion to dismiss, but has not yet ruled on the Company’s separate motion.  There also are five additional cases brought by West Virginia municipalities against the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax which have been transferred to the MLP. The Amneal entities filed motions to dismiss in those cases on June 12, 2020. The MLP also ordered an early mediation on February 26 and 27, 2020, during which plaintiffs did not make a settlement demand. The MLP has ordered a public nuisance bench trial to occur beginning on March 22, 2021. Defendants have filed a motion for reconsideration of the order denying a jury trial.
Including the above-referenced cases, the Company and certain of its affiliates recently have been named in approximately 929 cases now pending in the MDL court or in various state and territorial courts, including cases brought by:
•Political subdivision / municipal entity plaintiffs from the states of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming;
•Third-party payor plaintiffs;
•Individual plaintiffs;
•Indian tribe plaintiffs; and
•Hospital / healthcare provider plaintiffs.

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
Securities Class Actions
On April 17, 2017, lead plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against Impax and four current or former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff asserts claims regarding alleged misrepresentations about three generic drugs. Its principal claim alleges that Impax concealed that it colluded with competitor Lannett Corp. to fix the price of generic drug digoxin, and that its digoxin profits stemmed from this collusive pricing. Plaintiff also alleges that Impax concealed from the market anticipated erosion in the price of generic drug diclofenac and that Impax overstated the value of budesonide, a generic drug that it acquired from Teva. On June 1, 2017, Impax filed its motion to dismiss the amended complaint. On September 7, 2018, the Court granted Impax’s motion, dismissing plaintiff’s claims without prejudice and with leave to amend the complaint. Plaintiff filed a second amended complaint October 26, 2018. Impax filed a motion to dismiss the second amended complaint on December 6, 2018; plaintiffs’ opposition thereto was filed on January 17, 2019; and Impax’s reply in support of its motion to dismiss was filed on February 7, 2019. A hearing before the Court on the motion to dismiss took place on May 2, 2019.  On August 12, 2019, the Court entered an order granting Impax’s motion, dismissing plaintiff’s second amended complaint with prejudice.  On September 5, 2019, plaintiff filed a notice of appeal from both dismissal orders with the United States Court of Appeals for the Ninth Circuit.  Plaintiff’s opening brief was filed with the Ninth Circuit on February 14, 2020, Impax’s answering brief was filed on May 15, 2020, and plaintiff filed its reply brief on August 4, 2020.
On December 18, 2019, Cambridge Retirement System filed a class action complaint in the Superior Court of New Jersey, Somerset County, on behalf of itself and others similarly situated against the Company and fourteen current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiff principally alleges that the amended registration statement and prospectus issued on May 7, 2018 in connection with the Amneal/Impax business combination was materially false and/or misleading, insofar as it purportedly failed to disclose that Amneal was an active participant in an alleged antitrust conspiracy with several other pharmaceutical manufacturers to fix generic drug prices, and that this secret collusion improperly bolstered Amneal’s financial results reflected in the registration statement. Plaintiff seeks, among other things, certification of a class and unspecified compensatory and/or recessionary damages. On March 31, 2020, the Company filed a motion to dismiss the complaint. Oral argument on the motion to dismiss was held telephonically on July 14, 2020 and, on July 15, 2020, the court entered an order denying the motion.
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
On March 14, 2019, Amneal received a subpoena (the “Subpoena”) from an Assistant U.S. Attorney (“AUSA”) for the Southern District of Florida. The Subpoena requests information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company has produced documents and information to the AUSA in response to the Subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.
On May 28, 2019, Amneal received a subpoena (the “Subpoena”) from an AUSA for the E.D.N.Y. requesting information and documents generally related to the Company’s compliance with Controlled Substances Act regulations. The Company is cooperating with the AUSA regarding the Subpoena. The Company and the U.S. Attorney for the E.D.N.Y. have entered into a tolling agreement (and several amendments thereto) with respect to the investigation. The material provisions of the tolling agreement (as amended) provide that the E.D.N.Y. has made no decision as yet as to the appropriate resolution of its pending investigation, that the Company’s time to present evidence and arguments to the E.D.N.Y. concerning the investigation is extended to November 12, 2020, and that the Company agrees that the applicable statute(s) of limitations are tolled during the period from April 12, 2019 through November 12, 2020. The Company cannot predict at this time whether the U.S. Attorney will file a lawsuit or other claims against the Company with respect to the investigation.
Ranitidine Litigation
On January 27, 2020, the Company and Amneal were named in a putative class action complaint filed in the United States District Court for the Northern District of Illinois by several named plaintiffs on behalf of consumers who purchased Zantac® (ranitidine) and have not been diagnosed with, but “live in constant fear of developing,” cancer, alleging that the defendants, comprising various entities alleged to have manufactured or sold brand-name Zantac® or generic ranitidine, failed to disclose and/or concealed the product’s “dangerous propensities” in respect of the alleged presence in the product of N-Nitrosodimethylamine (or "NDMA") (White, et al., v. GlaxoSmithKline plc, et al., No. 1:19-cv-7773). The complaint purports to state claims for violations of state consumer protection acts, breaches of implied warranties, negligence/gross negligence, and fraudulent concealment (and seeks the certification of corresponding nationwide classes and subclasses). In addition to class certification, plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including the implementation and funding of a medical monitoring program. The complaint is one of hundreds of similar putative class actions and personal injury/product liability lawsuits filed in federal courts nationwide. In November 2019, the JPML established In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924) for coordinated or consolidated pretrial proceedings and, on February 6, 2020, ordered the MDL centralized in the Southern District of Florida.  On February 24, 2020 this lawsuit was transferred to and consolidated with MDL No. 2924. On March 2, 2020, plaintiffs voluntarily dismissed their claims without prejudice against the generic ranitidine manufacturers named as defendants (including the Company and Amneal).
On March 6, 2020, plaintiff Kathy McMillian filed a personal injury / products liability complaint in the United States District Court for the Southern District of Alabama against brand and generic ranitidine product manufacturers (including Amneal), as well as Walmart, Inc., alleging that she developed kidney cancer as a result of her use of Zantac®, Equate®, and/or generic ranitidine, and that defendants knew about but failed to warn regarding an alleged “NDMA defect” in those products (McMillian v. Sanofi-Aventis U.S. LLC, et al., No. 1:20-cv-141-N).  Plaintiff seeks unspecified amounts of both compensatory and punitive damages, as well as attorneys’ fees and other costs.  On March 31, 2020, the case was transferred to and consolidated with MDL No. 2924.
On March 13, 2020, plaintiff Walter Jones, on behalf of decedent Sue Jones, filed an amended complaint naming the Company, Amneal, and Amneal Pharmaceuticals of New York, LLC, in his personal injury / products liability lawsuit against brand and generic ranitidine product manufacturers pending in the United States District Court for the Western District of Tennessee (Jones v. Boehringer Ingelheim Pharmaceuticals, Inc., et al., No. 1:20-cv-2157-JDB-JAY).  Plaintiff alleges that his decedent spouse developed liver cancer and died as a result of six years of use with Zantac®, and that defendants knew about but failed to warn regarding an alleged “NDMA defect” in their ranitidine products.  Plaintiff seeks unspecified amounts of both compensatory and punitive damages, as well as attorneys’ fees and other costs.  On March 31, 2020, the case was transferred to and consolidated with MDL No. 2924.
By order of the MDL court, on June 22, 2020, consolidated groups of personal injury plaintiffs, economic loss/medical monitoring class action plaintiffs, and third-party payor plaintiffs (comprising NECA-IBEW Welfare Trust Fund, Plumbers & Pipefitters Local Union 630, and Indiana Laborers Welfare Fund) each filed master complaints (superseding and replacing all previously filed individual complaints), in which the Company, Amneal, and Amneal Pharmaceuticals of New York, LLC are named as defendants, along with all brand and generic manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. Responsive pleadings to these master complaints are due to be filed August 23, 2020.
On June 18, 2020, Amneal was named in a lawsuit filed in New Mexico state court on behalf of its Attorney General (State of New Mexico, ex rel. Hector H. Balderas v. Glaxosmithkline PLC, et al., No. D-101-CV-2020-01289), alleging claims of public nuisance, negligence, and violations of state consumer protection laws against brand/generic manufacturers and store-brand distributors of Zantac®/ranitidine. Plaintiff seeks unspecified amounts of both compensatory and punitive damages, as well as civil penalties and injunctive relief (including restitution, disgorgement, and the funding of a medical monitoring program).
The Company believes it has substantial meritorious defenses to the claims asserted with respect to these lawsuits. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.
Metformin Litigation
The Company, Amneal, and AvKARE, Inc. have been named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey (“D.N.J.”), filed on behalf of consumers who purchased and third-party payors who paid or made reimbursements for prescription generic metformin products manufactured by or for defendants, alleging that defendants made and sold to putative class members metformin products that were “adulterated” or “contaminat[ed]” with NDMA and thus “worthless,” and therefore that plaintiffs suffered economic losses in connection with their purchases or reimbursements.
On June 3, 2020, the D.N.J. consolidated the lawsuits, as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). On July 6, 2020, plaintiffs filed a consolidated economic loss class action complaint, in which they seek, in addition to class certification, among other things, unspecified compensatory and punitive damages, statutory penalties, and equitable relief. Responsive pleadings are not yet due.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2020	Generics (1)(2)	Specialty (2)	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$306,559	$94,256	$63,847	$—	$464,662
Cost of goods sold	218,909	50,229	50,528	—	319,666
Cost of goods sold impairment charges	759	—	—	—	759
Gross profit	86,891	44,027	13,319	—	144,237
Selling, general and administrative	12,802	16,870	15,647	35,625	80,944
Research and development	40,316	5,256	—	—	45,572
Intellectual property legal development expenses	3,550	—	—	—	3,550
Charges (gains) related to legal matters, net	3,050	(1,750)	—	—	1,300
Other operating expenses	657	82	—	1,381	2,120
Operating income (loss)	$26,516	$23,569	$(2,328)	$(37,006)	$10,751

Six Months Ended June 30, 2020	Generics (1)(2)	Specialty (2)	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$659,145	$182,233	$121,817	$—	$963,195
Cost of goods sold	437,774	98,047	97,423	—	633,244
Cost of goods sold impairment charges	2,215	—	—	—	2,215
Gross profit	219,156	84,186	24,394	—	327,736
Selling, general and administrative	29,425	37,812	26,435	65,248	158,920
Research and development	69,350	12,601	—	—	81,951
In-process research and development impairment charges	960	—	—	—	960
Intellectual property legal development expenses	4,815	5	—	—	4,820
Charges related to legal matters, net	5,550	250	—	—	5,800
Other operating expenses	703	82	—	5,958	6,743
Operating income (loss)	$108,353	$33,436	$(2,041)	$(71,206)	$68,542
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
(2)During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.

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
Lease costs and interest expense related to this lease were approximately $2 million and $3 million for the three and six months ended June 30, 2020, respectively.  Lease costs and interest expense related to this lease were each approximately $2 million and $4 million for the three and six months ended June 30, 2019, respectively.
Kanan, LLC
Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for both the three months ended June 30, 2020 and 2019 was $0.5 million. Rent expense paid to the related party for both of the six months ended June 30, 2020 and 2019 was $1 million.
Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the three and six months ended June 30, 2019 was $1 million and $1 million, respectively (none in 2020). At December 31, 2019 receivables of approximately $1 million were due from the related party for research and development related services (none at June 30, 2020).
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC is an independent real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. In May 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC., which is also a related party. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for both the three months ended June 30, 2020 and 2019 was $0.3 million. Rent paid to the related parties for both the six months ended June 30, 2020 and 2019 was $0.6 million.
Kashiv BioSciences, LLC
Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b) (2) NDA products. Amneal has various business agreements with Kashiv.
The parties entered into a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for both the three and six months ended June 30, 2020 was less than $0.1 million (none in 2019).
Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the six months ended June 30, 2020 were $0.2 million (none for the three months ended June 30, 2020). The total reimbursable expenses associated with these arrangements for the three and six months ended June 30, 2019 were $2 million and $3 million, respectively. Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share for the three and six months ended June 30, 2020 was $2 million and $5 million, respectively. The total profit share for the three and six months ended June 30, 2019 was $0.7 million and $1 million, respectively.
Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with JSP. Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019, and may be required to pay up to an additional $18 million upon certain regulatory milestones being met. For the three and six months ended June 30, 2020, the Company recorded $2 million to research and development expense, which was accrued in related party payable - short term as of June 30, 2020.
In November 2019, Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (Pyridostigmine) for the treatment of Myasthenia Gravis.  Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal will be responsible for filing the NDA and commercializing the product.  The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, which was recorded in research and development, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million.  Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127. For the six months ended June 30, 2020, the Company recorded $2 million (none in the three months ended June 30, 2020 or three and six months ended June 30, 2019), as research and development expense to compensate Kashiv for costs incurred to develop the product.
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provides the Company for commercial product support for EluRyng and other products, including Ranitidine and Nitrofurantoin. For the three and six months ended June 30, 2020, the Company recorded $2 million and $3 million, respectively, (none in 2019), as cost of goods sold to compensate Kashiv for services performed.
At June 30, 2020 and December 31, 2019 payables of approximately $4 million and $6 million, respectively, were due to the related party for the aforementioned transactions. Additionally, at both June 30, 2020 and December 31, 2019 a receivable of $0.1 million was due from the related party.
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
In connection with the agreement, Amneal paid an upfront amount of $2 million in October 2017 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.  The research and development expenses under this agreement for the six months ended June 30, 2020 and 2019 were immaterial.

In May 2020, Amneal and Kashiv entered into a product development agreement for the development and commercialization of Posaconazole. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal.

In connection with the agreement, Amneal paid an upfront amount of $0.3 million in May 2020 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $0.8 million relating to development milestones, (ii) up to $0.3 million relating to regulatory approval, and (iii) up to $1 million for the achievement of cumulative net sales. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval and commercial sales volume objectives.
PharmaSophia, LLC
PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended June 30, 2020 and 2019 was $0.2 million and $0.3 million, respectively. The total amount of income earned from these agreements for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.6 million, respectively. At both June 30, 2020 and December 31, 2019 receivables of $0.7 million were due from the related party. Additionally, as of December 31, 2019 a payable of less than $0.1 million was due to the related party, which was settled in February 2020.
Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a significant shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its regulatory filings in China and for the supply of product, Fosun paid the Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of 8 products upon the first commercial sale of each in China in addition to a supply price and a profit share. For the three and six months ended June 30, 2020 and 2019, the Company did not recognize any revenue from this agreement.
Apace KY, LLC d/b/a Apace Packaging LLC
Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. The total amount of expenses from this arrangement for the three and six months ended June 30, 2020 was $4 million and $6 million, respectively (none in 2019). At June 30, 2020, payables of approximately $1 million were due to the related party for packaging services.
Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC. The total amount of expenses from this arrangement for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively (none in 2019).
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC for resale. The total amount of expenses from this arrangement for the three and six months ended June 30, 2020 was $1 million and $2 million, respectively (none in 2019). At June 30, 2020, payables of approximately $0.7 million were due to the related party for inventory purchases.

AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC.  Rent expense from this arrangement for the three and six months ended June 30, 2020 was less than $0.1 million and $0.1 million, respectively.
Tarsadia Investments, LLC
Tarsadia Investments, LLC (“Tarsadia”) is a private investment firm that provides financial services and is a significant shareholder of the Company. Tarsadia offers capital and strategic support for companies with substantial growth potential primarily in the healthcare, financial services, real estate, and clean technology sectors.  The Company entered into an agreement in which Tarsadia will provide financial consulting services.  The services are not expected to have a material impact to the Company’s financial statements.
Avtar Investments, LLC
Avtar Investments, LLC ("Avtar") is a private investment firm. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the three and six months ended June 30, 2020 was $0.8 million. As of June 30, 2020, $0.8 million is due to Avtar.
Zep Inc.
Zep Inc. ("Zep") is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. The amount of revenue recorded for the three and six months ended June 30, 2020 was $0.4 million. As of June 30, 2020, $0.4 million was recorded in related party receivables.
Tax Distributions
Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 21. Stockholders' Equity and Redeemable Non-Controlling Interests.
Additionally, under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For further details, refer to Note 21. Stockholders' Equity and Redeemable Non-Controlling Interests.
Notes Payable – Related Party
The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest in Rondo (“Rondo Class B Units”).  Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and the Short-Term Sellers Note.  For additional information, refer to Note 13. Debt.
20. Goodwill and Intangible Assets
The changes in goodwill for the six months ended June 30, 2020 and for the year ended December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Balance, beginning of period	$419,504	$426,226
Impax acquisition adjustment	—	(1,255)
Goodwill acquired during the period	108,790	—
Goodwill divested during the period	—	(5,175)
Currency translation	(819)	(292)
Balance, end of period	$527,475	$419,504
As of June 30, 2020, $361 million, $93 million, and $73 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2019, $361 million and $59 million of goodwill was allocated to the

Specialty and Generics segment, respectively. For the year ended December 31, 2019, goodwill divested was associated with the sale of the Company's operations in the United Kingdom and Germany.  For the year ended December 31, 2019, the adjustment to goodwill was associated with the Combination. Refer to Note 3. Acquisitions and Divestitures for additional information about the Acquisitions and the divestitures of the Company's operations in the United Kingdom and Germany.
Intangible assets at June 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	June 30, 2020				December 31, 2019
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	9.5	$1,189,785	$(265,284)	$924,501	$1,197,535	$(198,857)	$998,678
Other intangible assets	6.0	133,800	(15,590)	118,210	3,000	(1,000)	2,000
Subtotal		$1,323,585	$(280,874)	$1,042,711	$1,200,535	$(199,857)	$1,000,678
In-process research and development		381,115	—	381,115	382,075	—	382,075
Total intangible assets		$1,704,700	$(280,874)	$1,423,826	$1,582,610	$(199,857)	$1,382,753

The Company evaluated assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. For the three months ended June 30, 2020, the Company recognized a total of $1 million of intangible asset impairment charges, which was recognized in cost of goods sold impairment charges. For the six months ended June 30, 2020, the Company recognized a total of $3 million of intangible asset impairment charges, of which $2 million was recognized in cost of goods sold impairment charges and $1 million was recognized in in-process research and development impairment charges.
The impairment charges for the three months ended June 30, 2020 are primarily related to three marketed products, two of which experienced significant price erosion during 2020. The contract with the remaining product was terminated with the customer.
The impairment charges for the six months ended June 30, 2020 are primarily related to five currently marketed products and two in-process research and development (“IPR&D”) products that were acquired as part of the Combination.  For the currently marketed products, four products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins and one product had its contract terminated. The IPR&D charges are associated with two products, one of which experienced a delay in its estimated launch date and the other was canceled due to the withdrawal of our development partner.
During the six months ended June 30, 2020, the Company recognized $131 million of intangible assets associated with the Acquisitions, of which all are classified in other intangible assets in the table above.  These intangible assets consist of government licenses, government contracts, national contracts, customer relationships and a trade name and are amortized to selling, general, and administrative over their estimated useful lives.  Refer to Note 3. Acquisitions and Divestitures for additional information.
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
Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization	$43,976	$34,796	$86,552	$65,759
The following table presents future amortization expense for the next five years and thereafter, excluding $381 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2020	$88,633
2021	172,302
2022	157,964
2023	146,979
2024	140,021
Thereafter	336,812
Total	$1,042,711
21. Stockholders’ Equity and Redeemable Non-Controlling Interests
Non-Controlling Interests
Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members. For the three and six months ended June 30, 2020, a tax distribution of $1 million was recorded as a reduction of non-controlling interests. For the three and six months ended June 30, 2019, no tax distribution was recorded due to tax losses incurred. As of June 30, 2020, a $1 million liability was included in related-party payables for the tax distribution.
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
Since the redemption of the Rondo Class B Units is outside of the Company's control, the units have been presented outside of stockholders' equity as redeemable non-controlling interests. Upon closing of the Acquisitions on January 31, 2020, the redeemable non-controlling interests were recorded as a component of the fair value of consideration transferred at an estimated preliminary fair value of $11 million. The fair value of the redeemable non-controlling interests was estimated using the Monte-Carlo simulation approach under the option pricing framework, which considers the redemption rights of both the Company and the holders of the Rondo Class B Units.

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and six months ended June 30, 2020, a tax distribution of $0.4 million was recorded as a reduction of redeemable non-controlling interests. As of June 30, 2020, a liability of $0.4 million was included in related-party payables for the tax distribution.

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2018	$(7,755)	$—	$(7,755)
Other comprehensive (loss) income before reclassification	(729)	7,764	7,035
Amounts reclassified from accumulated other comprehensive loss	1,461	—	1,461
Reallocation of ownership interests	(809)	—	(809)
Balance December 31, 2019	(7,832)	7,764	(68)
Other comprehensive loss before reclassification	(3,985)	(35,622)	(39,607)
Reallocation of ownership interests	(14)	(7)	(21)
Balance June 30, 2020	$(11,831)	$(27,865)	$(39,696)

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
The following discussion and analysis for the three and six months ended June 30, 2020 should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
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
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2019 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
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

The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. However, during April and May 2020, as the infection rate of COVID-19 spread throughout New York and New Jersey, the governors of those states issued executive orders requiring residents, among other things, to remain at home with limited exceptions such as working at an essential business. Although as a pharmaceutical manufacturer Amneal is an essential business, we did experience supply chain constraints, including manufacturing and packaging delays at several of our key domestic manufacturing and packaging facilities in New York and New Jersey during the three months ended June 30, 2020. In June and July 2020, as the restrictions from the governors of New York and New Jersey were eased, our manufacturing and distribution facilities were able to resume normal productivity. However, we may again experience supply chain constraints at our New York, New Jersey, India or other facilities in the event of subsequent waves of COVID-19 infections. These potential supply chain disruptions may significantly impact our third and fourth quarter 2020 results of operations and cash flows.  To mitigate any potential overall market liquidity constraints, we borrowed $300 million under our revolving credit facility in March 2020 as a precautionary measure.  As the financial markets stabilized following a period of high volatility due the COVID-19 pandemic, we repaid all of the $300 million of borrowings under our revolving credit facility before June 30, 2020. (Refer to Note 13. Debt, for further details).  As noted in our 2019 Annual Report on Form 10-K, several of our key domestic manufacturing, packaging, and facilities are located in New York and New Jersey, two states with a high number of confirmed cases of COVID-19. To offset the decreased second quarter output, we will increase production during the third and fourth quarters.
To the extent that the COVID-19 pandemic continues or worsens, national, state, and local governments may impose additional restrictions or extend the restrictions already in place. The worsening of the pandemic and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, and supply chains being interrupted or slowed. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of products we provide. The potential effects of the COVID-19 pandemic also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.
We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by national, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. Until the ultimate extent and duration of the pandemic is known, we cannot predict the ultimate effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, and our prospects, the effects on our customers, or the impact on our financial results. Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion of the potential impact of the COVID-19 pandemic on our business.
Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$464,662	$404,642	$963,195	$850,762
Cost of goods sold	319,666	296,381	633,244	606,124
Cost of goods sold impairment charges	759	3,012	2,215	56,309
Gross profit	144,237	105,249	327,736	188,329
Selling, general and administrative	80,944	67,281	158,920	151,717
Research and development	45,572	48,016	81,951	101,874
In-process research and development impairment charges	—	—	960	22,787
Intellectual property legal development expenses	3,550	2,511	4,820	6,677
Acquisition, transaction-related and integration expenses	1,787	3,519	4,362	9,551
Charges related to legal matters, net	1,300	—	5,800	—
Restructuring and other charges	333	2,835	2,381	8,996
Operating income (loss)	10,751	(18,913)	68,542	(113,273)
Total other expense, net	(32,509)	(37,314)	(76,956)	(76,134)
Loss before income taxes	(21,758)	(56,227)	(8,414)	(189,407)
Provision for (benefit from) income taxes	2,186	(5,701)	(105,987)	(14,129)
Net (loss) income	$(23,944)	$(50,526)	$97,573	$(175,278)
Net Revenue
Net revenue for the three months ended June 30, 2020 increased by 15%, or $60 million, to $465 million as compared to $405 million for the three months ended June 30, 2019. The increase over the prior year is primarily attributable to $67 million from the Acquisitions, $39 million from new product launches after June 30, 2019 in our Generics segment and $12 million primarily from volume increases in our Specialty segment, which were partially offset by erosion in our Generics segment and a $2 million decline from the divestiture of our international business in Germany.
Net revenue for the six months ended June 30, 2020 increased by 13%, or $112 million, to $963 million as compared to $851 million for the six months ended June 30, 2019. The increase over the prior year is primarily attributable to $132 million from the Acquisitions, $101 million from new product launches after June 30, 2019 in our Generics segment and $20 million primarily from volume increases in our Specialty segment, which were partially offset by erosion in our Generics segment and a $16 million decline from the divestitures of our international businesses primarily in the U.K. and Germany.
Cost of Goods Sold and Gross Profit
Cost of goods sold, including impairment charges, increased 7%, or $21 million, to $320 million for the three months ended June 30, 2020 as compared to $299 million for the three months ended June 30, 2019. The increase in cost of goods sold was primarily attributable to a $49 million increase associated with the Acquisitions, which were partially offset by a $15 million decline in inventory related charges, lower costs associated with sales erosion in our Generics segment, a $4 million decline in site closure expenses, and a $2 million decline associated with the divestiture of our international business in Germany.
Accordingly, gross profit for the three months ended June 30, 2020 was $144 million (31% of total net revenue) as compared to gross profit of $105 million (26% of total net revenue) for the three months ended June 30, 2019. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the decline in inventory related charges.
Cost of goods sold, including impairment charges, decreased 4%, or $27 million, to $635 million for the six months ended June 30, 2020 as compared to $662 million for the six months ended June 30, 2019. The decrease in cost of goods sold was primarily attributable to a $54 million decrease in intangible asset impairments mainly in our Generics segment, a $36 million decrease in expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett"), a $16 million decline in inventory related charges, a $12 million decline in site closure expenses, lower costs associated with sales erosion in our Generics segment, and a $12 million decline associated with the divestitures of our international businesses primarily in the U.K. and Germany, which were partially offset by a $104 million increase associated with the Acquisitions.

Accordingly, gross profit for the six months ended June 30, 2020 was $328 million (34% of total net revenue) as compared to gross profit of $188 million (22% of total net revenue) for the six months ended June 30, 2019. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the $54 million decline in intangible impairment charges, as well as other factors described above.
Selling, General, and Administrative
Selling, General, and Administrative (“SG&A”) expenses for the three months ended June 30, 2020 were $81 million, as compared to $67 million for the three months ended June 30, 2019. The $14 million increase from the prior year was primarily due to a $16 million increase associated with the Acquisitions.
SG&A expenses for the six months ended June 30, 2020 were $159 million, as compared to $152 million for the six months ended June 30, 2019. The $7 million increase from the prior year was primarily due to a $26 million increase associated with the Acquisitions, which were partially offset by cost savings associated with our restructuring and integration programs.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2020 were $46 million, as compared to $48 million for the three months ended June 30, 2019. The $2 million decrease compared to the prior year is primarily attributable to cost savings in our Generics segment associated with the Company’s restructuring programs and the timing of expenses in 2020 due to generic product mix and delayed spending as a result of COVID-19.
R&D expenses for the six months ended June 30, 2020 were $82 million, as compared to $102 million for the six months ended June 30, 2019. The $20 million decrease compared to the prior year is primarily attributable to cost savings in our Generics segment associated with the Company’s restructuring programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19.
In-Process Research and Development Impairment Charges
We recognized in-process research and development impairment charges for the six months ended June 30, 2020 of $1 million as compared to $23 million for the six months ended June 30, 2019 (none in the three months ended June 30, 2020 and 2019).
For the six months ended June 30, 2020, the charges are primarily associated with two products. One of the products experienced a delay in its estimated launch date and the other product was canceled due to the withdrawal of our development partner.
For the six months ended June 30, 2019, the charges are primarily associated with two products in our Generics segment that were acquired as part of the Combination.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses for the three months ended June 30, 2020 were $4 million as compared to $3 million for the three months ended June 30, 2019. Intellectual property legal development expenses for the six months ended June 30, 2020 were $5 million as compared to $7 million for the six months ended June 30, 2019. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.
Acquisition, Transaction-Related and Integration Expenses
We recognized approximately $2 million of acquisition, transaction-related and integration expenses for the three months ended June 30, 2020 as compared to $4 million for the three months ended June 30, 2019. We recognized approximately $4 million of acquisition, transaction-related and integration expenses for the six months ended June 30, 2020 as compared to $10 million for the three months ended June 30, 2019.
For the three and six months ended June 30, 2020 acquisition, transaction-related and integration expenses were primarily related to systems integrations associated with the Combination and integration activities associated with the Acquisitions. The decreases from the prior year are primarily related to the substantial completion of integration activities related to the Combination.

Charges Related to Legal Matters, Net
For the three months ended June 30, 2020, we recorded net charges of $1 million for commercial legal proceedings and claims, of which a $3 million charge recorded in our Generics segment was partially offset by a $2 million gain in our Specialty segment.
For the six months ended June 30, 2020, we recorded net charges of $6 million for commercial legal proceedings and claims, which was primarily recorded in our Generics segment.
Restructuring and Other Charges
On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350 by December 31, 2020, primarily by ceasing manufacturing at our Hauppauge, NY facility.
Restructuring and other charges were $0.3 million and $2 million for the three and six months ended June 30, 2020, respectively. These charges primarily consisted of charges associated with cash severance and other benefits provided pursuant to our severance programs for former executives.
Restructuring and other charges for the three and six months ended June 30, 2019 were $3 million and $9 million, respectively. These charges primarily consisted of cash and other severance charges provided pursuant to our severance programs for employees at our Hayward, CA facility and other facilities as well as cash severance charges associated with the cost of benefits for former senior executives.
Other Expense, Net
Other expense, net was $33 million for the three months ended June 30, 2020, as compared to $37 million for the three months ended June 30, 2019. The decrease of $4 million was primarily attributable to a $7 million decline in interest expense as reductions in interest rates offset increased borrowings and a $2 million favorable impact from divestitures, partially offset by a $5 million unfavorable foreign currency impact.
Other expense, net was $77 million for the six months ended June 30, 2020, as compared to $76 million for the six months ended June 30, 2019. The increase of $1 million was primarily attributable to a $7 million unfavorable impact from divestitures and a $5 million unfavorable foreign currency impact, partially offset by a $11 million decline in interest expense as reductions in interest rates offset increased borrowings.
Provision For (Benefit From) Income Taxes
For the three months ended June 30, 2020 and 2019, the Company's provision for (benefit from) income taxes and effective tax rates were $2 million and (10.0%) and $(6) million and 10.1%, respectively.  The year over year change is primarily associated with an increase in foreign based earnings.
For the six months ended June 30, 2020 and 2019, the Company's benefit from income taxes and effective tax rates were ($106) million and 1259.7% and ($14) million and 7.5%, respectively.  The year over year change is primarily associated with the $110 million benefit from the carryback of U.S. Federal deferred tax assets under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In July 2020, we received $106 million in cash from U.S. federal tax refunds associated with the CARES Act, with the remaining $4 million in cash refunds expected to be received before December 31, 2020.  The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  These deferred tax assets had a 100% valuation allowance as of December 31, 2019.
Net (Loss) Income
We recognized a net loss for the three months ended June 30, 2020 of $24 million as compared to net loss of ($51) million for the three months ended June 30, 2019. The year over year decrease in our net loss of $27 million is primarily attributable to favorable gross profit of $39 million and a decline in interest expense of $7 million, partially offset by an increase in selling, general and administrative expenses associated with the Acquisition of $16 million, a decrease in foreign exchange gains of $5 million and an increase in the provision for income taxes of $8 million.

We recognized net income for the six months ended June 30, 2020 of $98 million as compared to net loss of ($175) million for the six months ended June 30, 2019. The year over year increase of $273 million is primarily attributable to favorable gross profit of $139 million (including a $54 million decline of intangible asset impairment charges and a $36 million decrease in expenses related to the Levothyroxine transition agreement with Lannett), a $92 million favorable impact from income taxes related to the CARES Act, a $22 million decline in IPR&D impairment charges and $11 million from lower interest expense.
Generics
The following table sets forth results of operations for our Generics segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$306,559	$335,064	$659,145	$717,541
Cost of goods sold	218,909	263,423	437,774	542,301
Cost of goods sold impairment charges	759	3,012	2,215	56,309
Gross profit	86,891	68,629	219,156	118,931
Selling, general and administrative	12,802	14,379	29,425	38,527
Research and development	40,316	45,448	69,350	95,599
In-process research and development impairment charges	—	—	960	22,787
Intellectual property legal development expenses	3,550	2,511	4,815	5,632
Charges related to legal matters	3,050	—	5,550	—
Other operating expenses	657	1,405	703	6,083
Operating income (loss)	$26,516	$4,886	$108,353	$(49,697)
Net Revenue
Generics net revenue was $307 million for the three months ended June 30, 2020, a decrease of $29 million or 9% when compared with the same period in 2019. The year over year decrease was primarily driven by erosion in our existing business primarily from Levothyroxine and Diclofenac Gel generic competition, a $13 million decline from the reclassification of Oxymorphone to our Specialty segment, and a $2 million decline from the divestiture of our international business in Germany, partially offset by $39 million from new product launches after June 30, 2019, which included EluRyng and Sucralfate Oral Suspension.
Generics net revenue was $659 million for the six months ended June 30, 2020, a decrease of $58 million or 8% when compared with the same period in 2019. The year over year decrease was primarily driven by erosion in our existing business primarily from Levothyroxine and Diclofenac Gel generic competition, a $26 million decline from the reclassification of Oxymorphone to our Specialty segment, and a $16 million decline from the divestitures of our international businesses primarily in the U.K. and Germany, partially offset by $101 million from new product launches after June 30, 2019, which included EluRyng and Sucralfate Oral Suspension.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended June 30, 2020 was $220 million, a decrease of 18% or $47 million compared to the three months ended June 30, 2019. The year over year decrease was primarily associated with a $15 million decline in inventory related charges, a $9 million decline in royalty expense primarily associated with the reclassification of Oxymorphone, a $4 million decline in amortization expense, a decrease of $4 million in site closure expenses, a $2 million decline in intangible asset impairment charges, and a $2 million decline associated with the divestiture of our international business in Germany.
Generics gross profit for the three months ended June 30, 2020 was $87 million (28% of Generics net revenue) as compared to gross profit of $69 million (20% of Generics net revenue) for the three months ended June 30, 2019. Our Generics gross profit as a percentage of sales increased compared to the prior year period primarily as a result of the factors described above.
Generics cost of goods sold, including impairment charges, for the six months ended June 30, 2020 was $440 million, a decrease of 26% or $159 million compared to the six months ended June 30, 2019. The year over year decrease was primarily associated with a $54 million decline in intangible asset impairment charges.  Cost of goods sold was also favorably impacted by a $36 million decline of expenses related to the Levothyroxine transition agreement with Lannett, a $16 million decline in inventory related charges, a $12 million decline in site closure expenses, a $12 million decline associated with the divestitures of our international businesses primarily in the U.K and Germany and a $4 million decline in amortization expense.
Generics gross profit for the six months ended June 30, 2020 was $219 million (33% of Generics net revenue) as compared to gross profit of $119 million (17% of Generics net revenue) for the six months ended June 30, 2019. Our Generics gross profit as a percentage of sales increased compared to the prior year period primarily as a result of the $54 million decline in impairment charges and the other factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended June 30, 2020 was $13 million, as compared to $14 million for the three months ended June 30, 2019.  The $1 million year over year decrease was primarily associated with cost savings initiatives associated with our restructuring and integration programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19.
Generics SG&A expense for the six months ended June 30, 2020 was $29 million, as compared to $39 million for the six months ended June 30, 2019.  The $10 million year over year decrease was primarily associated with cost savings initiatives associated with our restructuring and integration programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19 and a reduction in international expenditures.
Research and Development
Generics R&D expenses for the three months ended June 30, 2020 was $40 million, a decrease of 11% or $5 million compared to the three months ended June 30, 2019.  The year over year decrease is primarily associated with cost savings associated with our restructuring program, delays from COVID-19 and transitioning some third party costs in-house.
Generics R&D expenses for the six months ended June 30, 2020 was $69 million, a decrease of 27% or $26 million compared to the six months ended June 30, 2019.  The year over year decrease is primarily associated with cost savings associated with our restructuring programs, delays from COVID-19 and transitioning some third party costs in-house.
In-Process Research and Development Impairment Charges
We recognized IPR&D impairment charges of $1 million for the six months ended June 30, 2020 as compared to $23 million for the six months ended June 30, 2019 (none for the three months ended June 30, 2020 and 2019).
For the six months ended June 30, 2020, the charges are primarily associated with two products. One of the products experienced a delay in its estimated launch date and the other product was canceled due to the withdrawal of our development partner.
For the six months ended June 30, 2019, the charges are primarily associated with two products that were acquired as part of the Combination.
Charges Related to Legal Matters
For the three and six months ended June 30, 2020, we recorded charges of approximately $3 million and $6 million, respectively, for commercial legal claims (none for the three and six months ended June 30, 2019).
Intellectual Property Legal Development Expenses
Generics intellectual property legal development expenses for the three months ended June 30, 2020 were $4 million as compared to $3 million for the prior year period. Generics intellectual property legal development expenses for the six months ended June 30, 2020 were $5 million as compared to $6 million for the prior year period.
These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.

Other Operating Expenses
For the three months ended June 30, 2020 and 2019, other operating expenses were not material.
For the six months ended June 30, 2020, other operating expenses were not material.  For the six months ended June 30, 2019, we recorded $6 million of other operating expenses.  These expenses were primarily attributable to integration expenses associated with the Combination.
Specialty
The following table sets forth results of operations for our Specialty segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$94,256	$69,578	$182,233	$133,221
Cost of goods sold	50,229	32,958	98,047	63,823
Gross profit	44,027	36,620	84,186	69,398
Selling, general and administrative	16,870	16,150	37,812	37,477
Research and development	5,256	2,568	12,601	6,275
Intellectual property legal development expenses	—	—	5	1,045
(Gains) charges related to legal matters, net	(1,750)	—	250	—
Other operating expenses	82	1,366	82	3,428
Operating income	$23,569	$16,536	$33,436	$21,173
Net Revenue
Specialty net revenue for the three months ended June 30, 2020 was $94 million, an increase of 35% or $25 million compared to the three months ended June 30, 2019. The increase from the prior year period was primarily due to $13 million from the reclassification of Oxymorphone from our Generics segment as well as a $12 million increase in our existing business primarily associated with volume increases in Oxymorphone and Rytary.
Specialty net revenue for the six months ended June 30, 2020 was $182 million, an increase of 37% or $49 million compared to the six months ended June 30, 2019. The increase from the prior year period was primarily due to $26 million from the reclassification of Oxymorphone from our Generics segment as well as a $20 million increase in our existing business primarily associated with volume increases in Oxymorphone, Rytary and Unithroid.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended June 30, 2020 was $50 million, an increase of $17 million or 52% compared to the three months ended June 30, 2019. The increase from the prior year period was primarily due to $11 million of incremental expenses associated with the reclassification of Oxymorphone and $5 million of incremental amortization expense, as well as a volume increase in our existing business.
Accordingly, Specialty gross profit for the three months ended June 30, 2020 was $44 million (47% of Specialty net revenue) as compared to gross profit of $37 million (53% of Specialty net revenue) for the three months ended June 30, 2019.
Specialty cost of goods sold for the six months ended June 30, 2020 was $98 million, an increase of $34 million or 54% compared to the six months ended June 30, 2019. The increase from the prior year period was primarily due to $20 million of incremental expenses associated with the reclassification of Oxymorphone and $10 million of incremental amortization expense, as well as a volume increase in our existing business.
Accordingly, Specialty gross profit for the six months ended June 30, 2020 was $84 million (46% of Specialty net revenue) as compared to gross profit of $69 million (52% of Specialty net revenue) for the six months ended June 30, 2019.

Selling, General, and Administrative
Specialty SG&A expense of $17 million and $38 million for the three and six months ended June 30, 2020, respectively, was flat with the prior year periods.
Research and Development
Specialty R&D expenses for the three months ended June 30, 2020 were $5 million, as compared to $3 million for the three months ended June 30, 2019. The $2 million increase from the prior year period was primarily due to an increase in development costs for IPX203.
Specialty R&D expenses for the six months ended June 30, 2020 were $13 million, as compared to $6 million for the six months ended June 30, 2019. The $7 million increase from the prior year period was primarily due to an increase in development for IPX203 and a $2 million milestone achievement of one of our development partners.
(Gains) Charges Related to Legal Matters, Net
For the three months ended June 30, 2020, we recorded a gain of $2 million for the favorable resolution of a commercial legal proceeding.
Other Operating Expenses
For the three and six months ended June 30, 2019, other operating expenses of $1 million and $3 million, respectively, were primarily attributable to integration expenses associated with the Combination.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$63,847	$—	$121,817	$—
Cost of goods sold	50,528	—	97,423	—
Gross profit	13,319	—	24,394	—
Selling, general and administrative	15,647	—	26,435	—
Operating loss	$(2,328)	$—	$(2,041)	$—
Our AvKARE segment consists of the businesses we acquired in the Acquisitions on January 31, 2020. Prior to the Acquisitions, we did not have an AvKARE segment. Refer to Note 3. Acquisitions and Divestitures.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $414 million of available additional capacity on our Revolving Credit Facility as of July 16, 2020, as defined below. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.

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

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  In July 2020, we received $106 million in cash from U.S. federal tax refunds associated with the CARES Act (refer to Note 8. Income Taxes) with an additional $4 million in cash refunds expected to be received before December 31, 2020.  Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2020, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds.
Over the next 12 months, we will make substantial payments for monthly interest and quarterly principal amounts due on our term loans, Revolving Credit Facility, severance and capital expenditures.
We are party to a tax receivable agreement that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) ("Holdings") in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by Holdings. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to June 30, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $202 million contingent liability as of June 30, 2020 (refer to Note 8. Income Taxes). Payments could also be in excess of the tax savings that we ultimately realize. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, see Item 1A. Risk Factors and Note 8. Income Taxes in our 2019 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. For the three months ended June 30, 2020, no cash tax distributions were made to Holdings. In July 2020, we made cash tax distributions of $1 million to Holdings pursuant to the limited liability operating agreement.
At June 30, 2020, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$228,267	$(87,316)
Investing activities	(270,969)	(44,795)
Financing activities	157,897	(30,939)
Effect of exchange rate changes on cash	255	1,293
Net increase (decrease) in cash, cash equivalents, and restricted cash	$115,450	$(161,757)
Cash Flows from Operating Activities
Net cash provided by operating activities was $228 million for the six months ended June 30, 2020 compared to net cash used in operating activities of $(87) million for the six months ended June 30, 2019.  The change was primarily attributed to improved operating performance, favorable timing impacts from the collections of trade receivables and payments of accounts payable and accrued expenses, and a decrease in payments of employee separation benefits and interest, which were partially offset by an unfavorable impact from income taxes.
Cash Flows from Investing Activities
The increase in cash used in investing activities of $226 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily related to cash paid for the Acquisitions, partially offset by a decrease in proceeds from sale of international businesses and decreases in purchases of property, plant and equipment and acquisitions of intangible assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $158 million for the six months ended June 30, 2020 compared to net cash used in financing activities of ($31) million for the six months ended June 30, 2019.  The change was primarily attributable to the net proceeds from a $180 million term loan associated with the Acquisitions and a decrease in tax distributions to non-controlling interests.
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

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Rondo Term Loan (1)	$177,750	$4,500	$18,000	$18,000	$137,250
Interest payments on Rondo Term Loan (2)	34,383	4,214	15,651	13,966	552
(1)Rondo Term loan relates to the Acquisitions.
(2)Interest on the Rondo Term Loan was calculated based on the applicable rate at June 30, 2020.
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
In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the six months ended June 30, 2019, $37 million (none in 2020) were expensed to cost of goods sold, as the Company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.

Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the Transition Period, which was fully settled in March 2020.
Outstanding Debt Obligations
Senior Secured Credit Facilities
On May 4, 2018 we entered into a senior credit agreement that provided a term loan (“Term Loan”) with a principal amount of $2.7 billion and an asset backed revolving credit facility (“Revolving Credit Facility”) under which loans and letters of credit up to a principal amount of $500 million, on which $414 million are available (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% or the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at June 30, 2020. The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at June 30, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability.
The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At June 30, 2020, the Revolving Credit Facility commitment fee rate is 0.375% per annum.
During March 2020, as a precautionary measure to mitigate the uncertainty surrounding overall market liquidity due to COVID-19, we borrowed $300 million on the Revolving Credit Facility.  At June 30, 2020, all $300 million was repaid.
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At June 30, 2020, Amneal was in compliance with all covenants under the Senior Secured Credit Facilities.
Acquisition Financing – Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million.  The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at June 30, 2020 and matures on January 31, 2025.  The annual interest rate for borrowing under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At June 30, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.
A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At June 30, 2020, the Rondo Credit Facility commitment fee rate is 0.4% per annum.

The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/ or the interest rate may be increased.  At June 30, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this

Quarterly Report on Form 10-Q.   Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that due to the material weakness, described below, our disclosure controls and procedures were not effective as of June 30, 2020.

The material weakness in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) resulted from ineffective controls over cash disbursements. Specifically, we did not have adequate controls to prevent improper changes to banking information in our vendor master file, which allowed cash disbursements to be redirected from a vendor bank account to an unrelated bank account. In light of the material weakness, we performed additional analysis, including validating changes to vendor bank account information made during 2020, to ensure that the Company’s financial statements covered by this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States of America.

This control deficiency did not result in any financial loss or any material impact to the financial statements for the periods covered by this Quarterly Report on Form 10-Q or for any prior periods.

To remediate the material weakness described above, we have enhanced the design and execution of our existing controls and procedures to prevent improper changes to the banking information in our vendor master file. We expect that remediation will be completed prior to December 31, 2020 following sufficient operational time for the applicable remedial controls and subsequent testing.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.    Risk Factors
Other than as set forth below, there have been no material changes to the disclosures presented in our 2019 Annual Report on Form 10-K under Item 1A. Risk Factors. The direct and indirect impact of the COVID-19 pandemic could also affect or amplify one or more of the risk factors included in our 2019 Annual Report on 10-K. However, given the unpredictable, unprecedented and fluid nature of the pandemic, the potential impacts it could have on us, whether direct or indirect, remain uncertain. Additionally, other risks that we do not presently perceive or that we currently believe are not material may also adversely affect us.

If we fail to maintain an effective system of internal control over financial reporting, or to remediate any existing material weakness, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act or to remediate any identified material weaknesses, or the inability of our independent registered public accounting firm to express an opinion as to the effectiveness of our internal control over financial reporting, could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
In connection with the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2020, our management identified a material weakness in internal controls over financial reporting regarding cash disbursements, as discussed in greater detail in Part I, Item 4 "Controls and Procedures." Our management or our independent registered public accounting firm may also identify material weaknesses in our internal control over financial reporting in the future. The existence of the existing material weakness or any future internal control material weaknesses may result in current and potential stockholders and alliance and collaboration agreements’ partners losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreements’ partners. Further, we may not be successful in making the improvements necessary to remediate the existing or any future material weakness, or in doing so in a timely and cost-effective manner.

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
The spread of the novel coronavirus (“COVID-19”) pandemic and other adverse public health developments could adversely affect our business and results of operations.
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of non-essential services.  These measures, though currently temporary in nature, may become more severe and continue indefinitely depending on the evolution of the COVID-19 pandemic.  To date, no fully effective vaccines or treatments have been developed and effective vaccines or treatments may not be discovered soon enough to protect against a worsening of the outbreak or to prevent COVID-19 from becoming endemic.

Our business and results of operations could be materially adversely affected by the COVID-19 pandemic.  In particular, the COVID-19 pandemic could materially adversely impact the Company's operations, including, among other things, its manufacturing operations, supply chain, sales and marketing and clinical trial operations. Any of these factors could adversely affect the Company's business, operating results or financial condition.  The United States, India and China, three countries particularly hard hit by the pandemic, represent vital aspects of our direct and indirect supply chain and the United States is the largest end market for our products, representing the geographic source of almost our entire 2019 net revenue.  We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including requiring non-production employees to work remotely, suspending all non-essential travel worldwide, and restricting or prohibiting attendance at industry events and in-person work-related meetings.  While these measures are temporary, they may continue until the pandemic is contained.  The spread of COVID-19 could also negatively affect the operations of the third parties with whom we do business, including our raw material providers, aspects of our supply chain and our development, collaboration and commercial partners, for the same or different reasons that it is impacting our business directly.  We expect the foregoing and other unanticipated challenges will cause delays or disruptions in the manufacture, supply and availability of our products, particularly those in New York and New Jersey and more generally will make it more difficult to operate our business.  Any of these factors could adversely affect the Company's business, operating results or financial condition.

The spread of COVID-19 could also adversely affect our clinical trial operations and other research and development activities in the United States and elsewhere, including our ability to recruit and retain volunteers, principal investigators and site staff who, as patients and healthcare providers, may have heightened exposure risks and sensitivities to COVID-19.  Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services or may become infected with COVID-19 themselves, any of which would delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect employees of third-party contract research organizations that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments. The outbreak could impact the day-to-day operations of the FDA and other health authorities in their ability to respond to non-emergency matters, which could delay reviews and approvals of product candidates.
The COVID-19 pandemic has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, India and China, resulting in a significant deceleration of economic activity.  This slowdown has reduced production, decreased the level of trade, and led to widespread corporate downsizing, causing a sharp increase in unemployment.  We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital.  This volatility and uncertainty have adversely affected our stock price and may continue to do so.  The impact of this pandemic on the U.S., Indian, Chinese and world economies is uncertain and, unless the pandemic is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.
Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on a local, national and global level.  Infections may become more widespread and that could accelerate or magnify one or more of the risks described above.  While we expect the COVID-19 pandemic and related events will have a negative effect on our business, the full extent and scope of the impact on national, regional and global markets and economies, and therefore our business and industry, is highly uncertain and cannot be predicted.  Accordingly, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, any of which could have a material adverse impact on our business and our results of operation and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and six months ended June 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Stockholders' Equity for each of the three and six months ended June 30, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements. *

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).

**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Chirag Patel
Chirag Patel
President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Chintu Patel
Chintu Patel
Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)