Form 10-Q
period 2020-09-30
Amneal Pharmaceuticals, Inc.
filed 2020-11-06
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2020, there were 147,628,440 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

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

Investors also should carefully read our Annual Report on Form 10-K for the year ended December 31, 2019, including the section captioned “Risk Factors” for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements, as supplemented by Part II, Item 1A. “Risk Factors” on our subsequent Quarterly Reports on Form 10-Q. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$519,294	$378,283	$1,482,489	$1,229,045
Cost of goods sold	353,345	267,717	986,589	873,841
Cost of goods sold impairment charges	32,364	56,132	34,579	112,441
Gross profit	133,585	54,434	461,321	242,763
Selling, general and administrative	83,120	63,797	242,040	215,514
Research and development	44,519	38,125	126,470	139,999
In-process research and development impairment charges	—	23,382	960	46,169
Intellectual property legal development expenses	2,134	2,586	6,954	9,263
Acquisition, transaction-related and integration expenses	1,041	3,131	5,403	12,682
Charges related to legal matters, net	60	14,750	5,860	14,750
Restructuring and other charges	276	20,937	2,657	29,933
Operating income (loss)	2,435	(112,274)	70,977	(225,547)
Other (expense) income:
Interest expense, net	(34,895)	(42,209)	(111,463)	(129,376)
Foreign exchange gain (loss), net	9,673	(12,531)	7,958	(9,684)
Gain on sale of international businesses, net	—	—	123	6,930
Gain from reduction of tax receivable agreement liability	—	192,844	—	192,844
Other income, net	898	446	2,102	1,702
Total other (expense) income, net	(24,324)	138,550	(101,280)	62,416
(Loss) income before income taxes	(21,889)	26,276	(30,303)	(163,131)
Provision for (benefit from) income taxes	144	389,668	(105,843)	375,539
Net (loss) income	(22,033)	(363,392)	75,540	(538,670)
Less: Net loss attributable to non-controlling interests	13,058	98,386	18,556	208,881
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(8,975)	$(265,006)	$94,096	$(329,789)
Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$(0.06)	$(2.03)	$0.64	$(2.56)
Class A and Class B-1 diluted	$(0.06)	$(2.03)	$0.63	$(2.56)
Weighted-average common shares outstanding:
Class A and Class B-1 basic	147,558	130,729	147,377	128,822
Class A and Class B-1 diluted	147,558	130,729	148,622	128,822

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(22,033)	$(363,392)	$75,540	$(538,670)
Less: Net loss attributable to non-controlling interests	13,058	98,386	18,556	208,881
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(8,975)	(265,006)	94,096	(329,789)
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period	(1,646)	4,997	(9,748)	4,014
Less: Reclassification of foreign currency translation adjustment included in net loss	—	—	—	3,413
Foreign currency translation adjustments, net	(1,646)	4,997	(9,748)	7,427
Unrealized loss on cash flow hedge, net of tax	(1,599)	—	(74,031)	—
Less: Other comprehensive loss (income) attributable to non-controlling interests	1,648	(2,813)	42,575	(4,207)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(1,597)	2,184	(41,204)	3,220
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(10,572)	$(262,822)	$52,892	$(326,569)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$281,278	$151,197
Restricted cash	2,372	1,625
Trade accounts receivable, net	707,103	604,390
Inventories	475,760	381,067
Prepaid expenses and other current assets	76,264	70,164
Related party receivables	942	1,767
Total current assets	1,543,719	1,210,210
Property, plant and equipment, net	462,438	477,997
Goodwill	522,690	419,504
Intangible assets, net	1,349,113	1,382,753
Operating lease right-of-use assets	43,643	53,344
Operating lease right-of-use assets - related party	25,463	16,528
Financing lease right-of-use assets - related party	59,328	61,284
Other assets	31,142	44,270
Total assets	$4,037,536	$3,665,890
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$613,619	$507,483
Current portion of long-term debt, net	29,776	21,479
Current portion of operating lease liabilities	11,527	11,874
Current portion of operating and financing lease liabilities - related party	3,895	3,601
Current portion of note payable - related party	1,000	—
Related party payable - short term	8,069	5,969
Total current liabilities	667,886	550,406
Long-term debt, net	2,757,139	2,609,046
Note payable - related party	36,048	—
Operating lease liabilities	34,849	43,135
Operating lease liabilities - related party	23,777	15,469
Financing lease liabilities - related party	60,490	61,463
Related party payable - long term	1,031	—
Other long-term liabilities	96,188	39,583
Total long-term liabilities	3,009,522	2,768,696
Commitments and contingencies (Notes 5 and 17)
Redeemable non-controlling interests	11,932	—
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2020 and December 31, 2019; 147,587 and 147,070 shares issued at September 30, 2020 and December 31, 2019, respectively	1,475	1,470
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2020 and December 31, 2019; 152,117 issued at both September 30, 2020 and December 31, 2019	1,522	1,522
Additional paid-in capital	623,133	606,966
Stockholders' accumulated deficit	(283,784)	(377,880)
Accumulated other comprehensive loss	(41,306)	(68)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	301,040	232,010
Non-controlling interests	47,156	114,778
Total stockholders' equity	348,196	346,788
Total liabilities and stockholders' equity	$4,037,536	$3,665,890
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$75,540	$(538,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from reduction of tax receivable agreement liability	—	(192,884)
Depreciation and amortization	175,514	152,932
Amortization of Levothyroxine Transition Agreement asset	—	36,393
Unrealized foreign currency (gain) loss	(7,779)	10,552
Amortization of debt issuance costs and discount	6,449	4,849
Gain on sale of international businesses, net	(123)	(6,930)
Intangible asset impairment charges	35,539	158,610
Non-cash restructuring and asset-related (credit) charges	(536)	11,923
Deferred tax benefit	—	371,683
Stock-based compensation	15,617	16,666
Inventory provision	56,198	67,844
Other operating charges and credits, net	6,248	5,945
Changes in assets and liabilities:
Trade accounts receivable, net	(50,748)	(46,457)
Inventories	(80,722)	(25,906)
Prepaid expenses, other current assets and other assets	17,638	41,256
Related party receivables	870	(1,305)
Accounts payable, accrued expenses and other liabilities	21,737	(13,932)
Related party payables	1,601	25
Net cash provided by operating activities	273,043	52,594
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,912)	(42,664)
Deposits for future acquisition of property, plant, and equipment	(4,229)	—
Acquisition of intangible assets	(3,250)	(50,000)
Acquisitions, net of cash acquired	(251,360)	—
Proceeds from surrender of corporate owned life insurance	—	43,017
Proceeds from sale of international businesses, net of cash sold	—	34,834
Net cash used in investing activities	(285,751)	(14,813)
Cash flows from financing activities:
Proceeds from issuance of debt	180,000	—
Payments of principal on debt, financing leases and other	(26,500)	(20,250)
Payments of deferred financing costs	(4,102)	—
Proceeds from exercise of stock options	216	1,385
Employee payroll tax withholding on restricted stock unit vesting	(795)	(926)
Tax distributions to non-controlling interests	(1,628)	(13,494)
Distribution of earnings to and acquisition of non-controlling interests	(3,300)	(3,543)
Payments of principal on financing lease - related party	(802)	(1,707)
Net cash provided by (used in) financing activities	143,089	(38,535)
Effect of foreign exchange rate on cash	447	(967)
Net increase (decrease) in cash, cash equivalents, and restricted cash	130,828	(1,721)
Cash, cash equivalents, and restricted cash - beginning of period	152,822	218,779
Cash, cash equivalents, and restricted cash - end of period	$283,650	$217,058
Cash and cash equivalents - end of period	$281,278	$212,738
Restricted cash - end of period	2,372	4,320
Cash, cash equivalents, and restricted cash - end of period	$283,650	$217,058
Supplemental disclosure of cash flow information:
Cash paid for interest	$99,207	$121,872
Cash received for income taxes, net	$109,444	$11,857
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$36,033	$—
Payments for restricted stock unit tax vesting	$6	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at July 1, 2020	147,493	$1,474	152,117	$1,522	$617,504	$(274,809)	$(39,696)	$65,021	$371,016	$12,380
Net loss	—	—	—	—	—	(8,975)	—	(12,665)	(21,640)	(393)
Foreign currency translation adjustment	—	—	—	—	—	—	(810)	(836)	(1,646)	—
Stock-based compensation	—	—	—	—	5,415	—	—	—	5,415	—
Exercise of stock options	21	—	—	—	59	—	(3)	2	58	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	73	1	—	—	49	—	(10)	(148)	(108)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(787)	(812)	(1,599)	—
Tax distribution	—	—	—	—	—	—	—	—	—	(55)
Distribution of earnings to and acquisition of non- controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Balance at September 30, 2020	147,587	$1,475	152,117	$1,522	$623,133	$(283,784)	$(41,306)	$47,156	$348,196	$11,932

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income	—	—	—	—	—	94,096	—	(19,471)	74,625	915
Foreign currency translation adjustment	—	—	—	—	—	—	(4,795)	(4,953)	(9,748)	—
Stock-based compensation	—	—	—	—	15,617	—	—	—	15,617	—
Exercise of stock options	79	1	—	—	217	—	(9)	7	216	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	438	4	—	—	227	—	(25)	(1,007)	(801)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(36,409)	(37,622)	(74,031)	—
Tax distribution	—	—	—	—	—	—	—	(1,170)	(1,170)	(458)
Non-controlling interests from Rondo transaction	—	—	—	—	—	—	—	—	—	11,475
Distribution of earnings to and acquisition of non- controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Balance at September 30, 2020	147,587	$1,475	152,117	$1,522	$623,133	$(283,784)	$(41,306)	$47,156	$348,196	$11,932

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2019	128,151	$1,281	170,941	$1,710	$544,161	$(80,746)	$(6,750)	$289,696	$749,352
Net loss	—	—	—	—	—	(265,006)	—	(98,386)	(363,392)
Foreign currency translation adjustment	—	—	—	—	—	—	2,184	2,813	4,997
Stock-based compensation	—	—	—	—	6,095	—	—	—	6,095
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	3	—	—	—	4	—	—	(9)	(5)
Redemption of Class B Common Stock	5,936	59	(5,936)	(59)	16,481	—	(313)	(16,391)	(223)
Other	—	—	—	—	(1,100)	—	—	—	(1,100)
Balance at September 30, 2019	134,090	$1,340	165,005	$1,651	$565,641	$(345,752)	$(4,879)	$177,723	$395,724

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(329,789)	—	(208,881)	(538,670)
Cumulative-effective adjustment from adoption of Topic 842, net of tax	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,759	2,255	4,014
Stock-based compensation	—	—	—	—	—	—	16,666	—	—	—	16,666
Exercise of stock options	205	2	—	—	—	—	922	—	(7)	468	1,385
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	253	2	—	—	—	—	10	—	(5)	(933)	(926)
Redemption of Class B Common Stock	6,256	62	(6,256)	(62)	—	—	17,605	—	(332)	(17,273)	—
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,461	1,952	3,413
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance at September 30, 2019	134,090	$1,340	165,005	$1,651	—	$—	$565,641	$(345,752)	$(4,879)	$177,723	$395,724

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
In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855 million. Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis. On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage held by non-controlling interest holders (the "Amneal Group") upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%. As of both September 30, 2020 and December 31, 2019, the overall interest percentage held by non-controlling interest holders was approximately 51%.

On July 5, 2018, Holdings distributed to its members all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of September 30, 2020, Holdings did not hold any equity interest in Amneal or the Company.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2020, cash flows for the nine months ended September 30, 2020 and 2019 and the results of its operations, its comprehensive income (loss) and its changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019. The consolidated balance sheet data at December 31, 2019 was derived from the Company's audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 82): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurement.  The Company adopted ASU 2018-13 effective January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance that changes the impairment model for most financial assets including trade receivables and certain other instruments that are not measured at fair value through net income. The standard replaced today’s "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 effective January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
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
On January 31, 2020, the Company completed the Acquisitions.  The purchase price of $294 million, included cash of $254 million and the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44 million (estimated fair value of $35 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1 million to the sellers.  The cash purchase price was funded by $76 million of cash on hand and $178 million of proceeds from a $180 million term loan.  The remaining $2 million consisted of working capital costs. The Company is not party to or a guarantor of the term loan, Sellers Notes or Short-Term Sellers Note. (refer to Note 13. Debt).  For further detail of the preliminary purchase price, refer to the table below.
For the nine months ended September 30, 2020, there were $1 million of transaction costs associated with the Acquisitions recorded in acquisition, transaction-related and integration expenses (none for the three months ended September 30, 2020).
The Acquisitions were accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer of AvKARE, LLC and R&S.
The preliminary purchase price is calculated as follows (in thousands):

Cash	$254,000
Sellers Notes (1)	35,033
Settlement of Amneal trade accounts receivable from R&S (2)	6,855
Short-Term Seller Note (3)	1,000
Working capital adjustment (4)	(2,640)
Fair value consideration transferred	$294,248
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
(4)Represents a working capital adjustment pursuant to the terms of the purchase agreement. The entire amount was received in cash by the Company in September 2020.
The following is a summary of the preliminary purchase price allocation for the Acquisitions (in thousands):

Preliminary Fair Values as of January 31, 2020
Trade accounts receivable, net	$46,702
Inventories	71,908
Prepaid expenses and other current assets	11,316
Related party receivables	61
Property, plant and equipment	5,278
Goodwill	103,679
Intangible assets, net	130,800
Operating lease right-of-use assets - related party	5,544
Total assets acquired	375,288
Accounts payable and accrued expenses	62,489
Related party payables	1,532
Operating lease liabilities - related party	5,544
Total liabilities assumed	69,565
Redeemable non-controlling interests	11,475
Fair value of consideration transferred	$294,248
The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Preliminary Fair Values	Weighted-Average Useful Life
Government licenses	$66,700	7 years
Government contracts	22,000	4 years
National contracts	28,600	5 years
Customer relationships	13,000	10 years
Trade name	500	6 years
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
Of the $104 million of goodwill acquired in connection with the Acquisitions, approximately $70 million was allocated to the Company’s AvKARE segment (refer to Note 18. Segment Information) and approximately $34 million was allocated to the Generics segment.  Goodwill was allocated to the Generics segment as net revenue of products manufactured from Amneal and distributed by the Acquisitions is reflected in Generics’ segment results.  Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.
For the three months ended September 30, 2020, the Acquisitions contributed total net revenue of approximately $94 million and operating income of $3 million, which included approximately $9 million of amortization expense from intangible assets acquired in the Acquisitions, to the Company’s consolidated results of operations.
For the nine months ended September 30, 2020, the Acquisitions contributed total net revenue of approximately $226 million and operating income of $4 million, which included approximately $23 million of amortization expense from intangible assets acquired in the Acquisitions, to the Company’s consolidated results of operations.
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2020 and 2019 (assuming the closing of the Acquisitions occurred on January 1, 2019) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$519,294	$452,405	$1,513,197	$1,443,501
Net (loss) income	$(22,033)	$(357,972)	$75,550	$(535,978)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(8,975)	$(263,464)	$94,099	$(329,176)
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
U.K. Divestiture

On March 30, 2019, the Company sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for net cash consideration of approximately $32 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, the Company recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within gain on sale of international businesses, net for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company made a $0.5 million payment to AI Sirona for and recognized a $0.1 million gain on sale of international business for final settlement of the divestiture. As part of the disposition, the Company entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.
Germany Divestiture

On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary, which comprised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019. The carrying value of the net assets sold was $7 million, including goodwill of $0.5 million. As a result of the sale, the Company recognized a pre-tax loss of $2 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses, within gain on sale of international businesses, net for the nine months ended September 30, 2019. As part of the disposition, the Company also entered into a license and supply agreement with EVER to supply certain products for an 18 month period.
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
Concentration of Revenue
The Company's three largest customers accounted for approximately 84% of total gross sales of products for both the three and nine months ended September 30, 2020. The Company's three largest customers accounted for approximately 81% and 80% of total gross sales of products for the three and nine months ended September 30, 2019, respectively.
Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the three and nine months ended September 30, 2020 and 2019 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Generics
Anti-Infective	$9,813	$9,915	$32,589	$24,004
Hormonal/Allergy	93,580	85,253	271,499	280,271
Antiviral	9,236	3,572	26,015	19,374
Central Nervous System (1)	107,139	93,819	302,949	335,992
Cardiovascular System	28,517	26,240	82,876	93,595
Gastroenterology	21,371	9,077	59,249	28,571
Oncology	13,927	16,271	45,349	52,976
Metabolic Disease/Endocrine	9,987	12,570	33,395	41,304
Respiratory	10,875	7,772	28,203	25,408
Dermatology	14,818	15,767	42,402	43,511
Other therapeutic classes	22,657	10,128	74,592	43,568
International and other	—	637	1,947	19,988
Total Generics net revenue	341,920	291,021	1,001,065	1,008,562
Specialty
Hormonal/Allergy	13,039	11,521	40,662	32,308
Central Nervous System (1)	68,061	67,448	210,428	161,041
Gastroenterology	1,247	406	1,734	1,339
Metabolic Disease/Endocrine	(105)	124	371	754
Other therapeutic classes	5,626	7,763	16,906	25,041
Total Specialty net revenue	87,868	87,262	270,101	220,483
AvKARE
Distribution	53,399	—	116,824	—
Government Label	28,902	—	75,353	—
Institutional	4,890	—	12,814	—
Other	2,315	—	6,332	—
Total AvKARE net revenue	89,506	—	211,323	—
Total net revenue	$519,294	$378,283	$1,482,489	$1,229,045
(1)During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2020 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2019	$829,807	$34,308	$150,361	$114,960
Impact from the Acquisitions	12,444	944	11,606	10
Provision related to sales recorded in the period	3,010,776	90,720	74,153	104,511
Credits/payments issued during the period	(3,248,364)	(100,515)	(68,955)	(76,320)
Balance at September 30, 2020	$604,663	$25,457	$167,165	$143,161

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
In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the nine months ended September 30, 2019, $37 million, was expensed to cost of goods sold, as the Company sold Levothyroxine (none in the nine months ended September 30, 2020). As of December 31, 2018 the Company had a $4 million transition contract liability, which was fully settled in February 2019.
Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the transition period, which was fully settled in March 2020.
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For the nine months ended September 30, 2019 the Company expensed a milestone payment of $1 million (none for the three months ended September 30, 2019) to research and development. For the nine months ended September 30, 2020 the Company expensed a milestone payment of $5 million to research and development (none for the three months ended September 30, 2020).
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
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $3 million and $12 million for the three and nine months ended September 30, 2020, respectively, and $5 million and $14 million for the three and nine ended September 30, 2019, respectively.
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
On July 10, 2019, the Company announced a plan to restructure its operations that was intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount by approximately 300 to 350 employees through December 31, 2021, primarily by ceasing manufacturing at its Hauppauge, NY facility.  Collectively these actions comprise the "Plans".
The following table sets forth the components of the Company's restructuring and other charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee restructuring separation charges (1)	$292	$6,187	$338	$8,607
Asset-related (credit) charges (2)	(536)	10,609	(536)	11,923
Total employee and asset-related restructuring charges	(244)	16,796	(198)	20,530
Other employee severance charges (3)	520	4,141	2,855	9,403
Total restructuring and other charges	$276	$20,937	$2,657	$29,933
(1)Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plans at the Company's Hauppauge, NY, Hayward, CA and other facilities.
(2)For the three and nine months ended September 30, 2020, asset-related credit was primarily associated with the contractual cancellation of an asset retirement obligation related to a lease that was terminated during August 2020. For the three and nine months ended September 30, 2019, asset-related charges were primarily associated with the write-off of property, plant and equipment in connection with the closing of the Company's Hayward, CA facilities.
(3)For the three and nine months ended September 30, 2019, other employee severance charges were primarily associated with the cost of benefits for former senior executives.
The charges related to restructuring impacted segment earnings as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Generics	$(244)	$14,888	$(198)	$17,201
Specialty	—	213	—	391
Corporate	—	1,695	—	2,938
Total employee and asset-related restructuring charges	$(244)	$16,796	$(198)	$20,530
The following table shows the change in the employee separation-related liability associated with the Plans, which is included in accounts payable and accrued expenses (in thousands):

Employee Restructuring
Balance at December 31, 2019	$3,900
Charges to income	338
Payments	(2,189)
Balance at September 30, 2020	$2,049
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A and Class B-1 Common Stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(8,975)	$(265,006)	$94,096	$(329,789)
Denominator:
Weighted-average shares outstanding - basic (1)	147,558	130,729	147,377	128,822
Effect of dilutive securities:
Stock options	—	—	320	—
Restricted stock units	—	—	925	—
Weighted-average shares outstanding - diluted	147,558	130,729	148,622	128,822
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$(0.06)	$(2.03)	$0.64	$(2.56)
Class A and Class B-1 diluted	$(0.06)	$(2.03)	$0.63	$(2.56)
(1)     During the three months ended June 30, 2019, pursuant to the Company’s certificate of incorporation, the Company converted all 12.3 million of its issued and outstanding shares of Class B-1 Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The weighted-average shares for the three and nine months ended September 30, 2020 do not include Class B-1 Common Stock.
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B-1 Common Stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Stock options	3,923	(4)	7,973	(4)	671	(1)	7,973	(4)
Restricted stock units	9,266	(4)	2,915	(4)	—		2,915	(4)
Performance stock units	3,001	(4)	357	(4)	3,001	(2)	357	(4)
Shares of Class B Common Stock	152,117	(3)	165,004	(3)	152,117	(3)	165,004	(3)
(1)Excluded from the computation of diluted earnings per share of Class A Common Stock because the exercise price of the stock options exceeded the average market price of the Class A Common Stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A Common Stock because the performance vesting conditions were not met for the nine months ended September 30, 2020.
(3)Shares of Class B Common Stock are considered potentially dilutive shares of Class A and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings per share of Class A and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive under the if-converted method. As noted above, the weighted-average shares for the three and nine months ended September 30, 2020 do not include Class B-1 Common Stock.
(4)Excluded from the computation of diluted loss per share of Class A and Class B-1 Common Stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for three months ended September 30, 2020 and the three and nine months ended September 30, 2019. As noted above, the weighted-average shares for the three and nine months ended September 30, 2020 do not include Class B-1 Common Stock.
8. Income Taxes
For the three months ended September 30, 2020 and 2019, the Company's provision for (benefit from) income taxes and effective tax rates were $0.1 million and (0.7)% and $390 million and 1483.0%, respectively. The income tax provision for the three and nine months ended September 30, 2019 was primarily impacted by a $372 million valuation allowance against the Company's deferred tax assets ("DTAs"). The Company recorded valuation allowances against its various DTAs on a jurisdictional basis after it was determined that it is more likely than not that the Company's DTAs will not be realized.
For the nine months ended September 30, 2020 and 2019, the Company's (benefit from) provision for income taxes and effective tax rates were $(106) million and 349.3% and $376 million and (230.2)%, respectively. The year over year change in benefit from income taxes was primarily related to the Company’s full valuation allowance and the effects of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The income tax benefit for the nine months ended September 30, 2020 was primarily impacted by the $110 million benefit from the carryback of U.S. Federal net operating losses ("NOL") (deferred tax assets) under the CARES Act. The income tax provision for the nine months ended September 30, 2019 was primarily impacted by a $372 million valuation allowance against the Company's DTAs.
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019 it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2019.  As a result of the initial September 30, 2019 and December 31, 2019 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross DTAs and therefore recorded an additional valuation allowance of $428 million for the year ended December 31, 2019 to reduce the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of September 30, 2020, based on its evaluation of available positive and negative evidence, the Company has maintained its position with respect to the valuation allowance.
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
The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes. As a result of the CARES Act, the Company carried back approximately $345 million in NOLs generated in 2018 to prior taxable income years.
ASC 740, Income Taxes, requires the effect from adjusting deferred tax assets or changes to valuation allowances due to the CARES Act to be recognized as a component of income taxes expense or benefit in the interim period that includes the period in which the new legislation is enacted (quarter ended March 31, 2020), and it cannot be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate. In the three months ended March 31, 2020, the Company reclassified the 2018 NOL carryback amount for previously paid income taxes to income tax receivable and reversed the corresponding valuation allowance. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%.  Accordingly, the Company recorded a discrete income tax benefit of $114 million, including $4 million of interest, for the nine months ended September 30, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million NOL carryback, plus interest of approximately $4 million, with the remainder of the NOL carryback expected to be received before December 31, 2020.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of September 30, 2020, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA, which amounts to approximately $203 million as of September 30, 2020 as a result of basis adjustments under Internal Revenue Code Section 754.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for the Company's Class A Common Stock, the price of the Company's Class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to September 30, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $203 million contingent liability as of September 30, 2020 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that we ultimately realize.

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
9. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Gross accounts receivable	$1,337,951	$1,470,706
Allowance for doubtful accounts	(728)	(2,201)
Contract charge-backs and sales volume allowances	(604,663)	(829,807)
Cash discount allowances	(25,457)	(34,308)
Subtotal	(630,848)	(866,316)
Trade accounts receivable, net	$707,103	$604,390
Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at September 30, 2020, equal to 37%, 26%, and 23%, respectively.  Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2019, equal to 39%, 25%, and 25%, respectively.
10. Inventories
Inventories are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$194,020	$172,159
Work in process	44,550	58,188
Finished goods	237,190	150,720
Total inventories	$475,760	$381,067
11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Deposits and advances	$700	$1,123
Prepaid insurance	8,480	3,858
Prepaid regulatory fees	219	4,016
Income and other tax receivables (1)	12,772	13,740
Prepaid taxes	3,424	3,255
Other current receivables	14,619	15,996
Chargebacks receivable (2)	7,910	—
Other prepaid assets	28,140	28,176
Total prepaid expenses and other current assets	$76,264	$70,164
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
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.
12. Other Assets
Other assets are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred revolving credit facility costs	$2,908	$3,099
Security deposits	2,731	1,938
Long-term prepaid expenses	5,110	6,438
Interest rate swap	—	16,373
Financing lease right-of-use assets	10,023	11,442
Deposit for the purchase of property, plant and equipment	4,229	—
Other long-term assets	6,141	4,980
Total other assets	$31,142	$44,270
13. Debt
The following is a summary of the Company's long-term debt (in thousands):

	September 30, 2020	December 31, 2019
Term Loan due May 2025	$2,638,626	$2,658,876
Rondo Term Loan due January 2025	175,500	—
Other	624	624
Total long-term debt	2,814,750	2,659,500
Less: debt issuance costs	(27,835)	(28,975)
Total debt, net of debt issuance costs	2,786,915	2,630,525
Less: current portion of long-term debt	(29,776)	(21,479)
Total long-term debt, net	$2,757,139	$2,609,046
Senior Secured Credit Facilities
On May 4, 2018 the Company entered into a senior credit agreement that provided a term loan ("Term Loan") with a principal amount of $2.7 billion and an asset backed revolving credit facility ("Revolving Credit Facility") under which loans and letters of credit up to a principal amount of $500 million, of which $498 million were available at September 30, 2020 (principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities").
The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at September 30, 2020. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future c ash flows from changes in the one-month LIBOR associated with its Term Loan. For further details, refer to Note 16. Financial Instruments.
The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at September 30, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability.
The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At September 30, 2020, the Revolving Credit Facility commitment fee rate was 0.375% per annum.
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

The Company incurred costs associated with the Term Loan due May 2025 of $38 million and the Revolving Credit Facility of $5 million, which have been capitalized and are being amortized over the life of the applicable debt agreement to interest expense using the effective interest method. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the Revolving Credit Facility have been recorded in other assets because there were no borrowings outstanding on the effective date of the Revolving Credit Facility. For both the three months ended September 30, 2020 and 2019, amortization of deferred financing costs related to the Term Loan and the Revolving Credit Facility was $2 million. For both the nine months ended September 30, 2020 and 2019, amortization of deferred financing costs related to the Term Loan and the Revolving Credit Facility was $5 million.
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At September 30, 2020, Amneal was in compliance with all covenants.
Acquisition Financing - Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million. The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at September 30, 2020 and matures on January 31, 2025. The annual interest rate for borrowings under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At September 30, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.
A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At September 30, 2020, the Rondo Credit Facility commitment fee rate was 0.4% per annum.
Costs associated with the Rondo Term Loan of $3 million and the Rondo Credit Facility of $1 million have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan has been recorded in the balance sheet net of issuance costs.  Costs associated with the Rondo Revolving Credit Facility have been recorded in other assets.  For both the three and nine months ended September 30, 2020, amortization of deferred financing costs associated with the Rondo Credit Facility was less than $1 million.
The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/ or the interest rate may be increased.  At September 30, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.
The Term Loan and Rondo Term Loan require payments of $27 million and $9 million, respectively, per year for the next four years and the balance thereafter.
Acquisition Financing – Notes Payable-Related Party
The Sellers Notes with a stated aggregate principal amount of $44 million and the Short-Term Sellers Note with a stated principal amount of $1 million were issued by Rondo or its subsidiary, Rondo Top Holdings, LLC, on January 31, 2020, the

closing date of the Acquisitions.  The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025.  The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.   If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest are satisfied no later than January 31, 2030 or earlier, upon a change in control.  The Short-Term Sellers Note is also unsecured and accrues interest at a rate of 1.6% and is due on January 31, 2021.
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
14. Other Long-Term Liabilities
Other long-term liabilities are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Interest rate swap (1)	$57,658	$—
Uncertain tax positions	3,680	5,088
Long-term compensation (2)	20,469	22,735
Financing lease liabilities	2,815	3,869
Other long-term liabilities	11,566	7,891
Total other long-term liabilities	$96,188	$39,583
(1)Refer to Notes 15. Fair Value Measurements and 16. Financial Instruments for information about the Company’s interest rate swap.
(2)Includes $12 million of long-term deferred compensation plan liabilities (refer to Note 15. Fair Value Measurements), $8 million of long-term employee benefits for the Company’s international employees and $0.5 million of long-term severance liabilities (refer to Note 6. Restructuring and Other Charges).
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement Based on
September 30, 2020	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap (1)	$57,658	$—	$57,658	$—
Deferred compensation plan liabilities (2)	13,883	—	13,883	—

December 31, 2019
Assets
Interest rate swap (1)	$16,373	$—	$16,373	$—
Liabilities
Deferred compensation plan liabilities (2)	$18,396	$—	$18,396	$—
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions.
(2)As of September 30, 2020, deferred compensation plan liabilities of $2 million and $12 million were recorded in current and non-current liabilities, respectively. As of December 31, 2019, deferred compensation plan liabilities of $4 million and $14 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2020.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The $2.6 billion Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at September 30, 2020 and December 31, 2019 was approximately $2.5 billion and $2.4 billion, respectively.
The $176 million Rondo Term Loan entered into on January 31, 2020 falls into the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at September 30, 2020 was approximately $172 million.
The Sellers Notes and the Short-Term Sellers Note fall into the Level 2 category within the fair value level hierarchy. At September 30, 2020, the carrying value of the Sellers Notes and the Short-Term Sellers Note of $36 million and $1 million, respectively, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the nine months ended September 30, 2020 and 2019.
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
As of September 30, 2020, the total loss, net of income taxes, related to the Company’s cash flow hedge was $58 million, of which $29 million was recognized in accumulated other comprehensive loss and $29 million was recognized in non-controlling interests (none as of September 30, 2019).
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$57,658	Other assets	$16,373
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
Contingencies
Legal Proceedings
The Company's legal proceedings are complex, constantly evolving and subject to uncertainty. As such, the Company cannot predict the outcome or impact of the legal proceedings set forth below. Additionally, the Company is subject to legal proceedings that are not set forth below. While the Company believes it has valid claims and/or defenses to the matters described below, the nature of litigation is unpredictable, and the outcome of the following proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues for a potential loss. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is unable at this time to estimate the possible loss or the range of loss, if any, associated with such legal proceedings and claims.
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three and nine months ended September 30, 2020, the Company recorded net charges of approximately $0.1 million and $6 million, respectively, for commercial legal proceedings and claims.

When the Company has a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, the Company records the loss at the low end of the range.
The Company had total liabilities for legal proceedings and claims of $16 million and $17 million as of September 30, 2020 and December 31, 2019, respectively.
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
Patent Defense Matter
Biogen International GMBH, et al. v. Amneal Pharmaceuticals LLC, et al. (Dimethyl Fumarate)
In June 2017, Biogen International GMBH (“Biogen”) filed suit against Amneal and various other generic manufacturers in the United States District Court for the District of Delaware (“D. Del.”) alleging patent infringement based on the filing of ANDAs by Amneal and others for generic alternatives to Biogen’s Tecfidera® (dimethyl fumarate) capsules product (Biogen International GMBH, et al. v. Amneal Pharmaceuticals LLC, et al., No. 1:17-cv-00823-MN). Biogen also filed suit in June 2017 against Mylan Pharmaceuticals Inc. (“Mylan”) in the United States District Court for the Northern District of West Virginia (“N.D. W. Va.”) relating to Mylan’s own ANDA for Tecfidera®. On June 18, 2020, the N.D. W. Va. court issued an order finding the sole Biogen patent at issue invalid. Biogen has appealed the order to the United States Court of Appeals for the Federal Circuit. On September 22, 2020, the D. Del. court entered judgment in favor of defendants (including Amneal), adopting the finding of invalidity made by the N.D. W. Va. court but ordering that claims could be reinstated based on the result of the appeal of the N.D. W. Va. court’s order. Amneal, like Mylan and a number of other generic manufacturers, has now launched its generic dimethyl fumarate capsules product “at-risk,” pending the outcome of Biogen’s appeal of the N.D. W. Va. court’s order before the Federal Circuit.
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
In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On March 25, 2019, plaintiffs filed motions for class certification and served opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports were filed and served on August 29, 2019. On November 5, 2019, plaintiffs filed reply briefs in further support of their motions for class certification.  On January 17, 2020, defendants filed a motion for leave to file joint surreply briefs in response thereto; plaintiffs filed responses on January 24, 2020.  On February 5, 2020, the court granted defendants’ motion for leave, and entered a case schedule to which the parties jointly stipulated, setting a trial date of March 15, 2021, which the MDL court later re-set for June 7, 2021 in light of COVID-19 pandemic-related delays. On April 15, 2020, defendants filed motions for summary judgment. On August 19, 2020, the MDL court issued a minute entry indicating that it was taking the motions under consideration and would advise the parties if oral argument was needed.
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
United States Department of Justice Investigations
On November 6, 2014, Impax disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (the "DOJ"). In connection with this same investigation, on March 13, 2015, Impax received a grand jury subpoena from the DOJ requesting the production of information and documents regarding the sales, marketing, and pricing of certain generic prescription medications. In particular, the DOJ’s subpoena to Impax focused on four generic medications: digoxin tablets, terbutaline sulfate tablets, prilocaine/lidocaine cream, and calcipotriene topical solution. The Company produced documents and information in connection with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.
On April 30, 2018, Impax received a CID from the Civil Division of the DOJ (the "Civil Division"). The CID requests the production of information and documents regarding the pricing and sale of Impax’s pharmaceuticals and Impax’s interactions with other generic pharmaceutical manufacturers. According to the CID, the investigation concerns allegations that generic pharmaceutical manufacturers, including Impax, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted to the Federal government. The Company produced documents and information in connection with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
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
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, numerous complaints styled as antitrust class actions on behalf of direct purchasers, indirect reseller purchasers, (end-payors) and several separate individual complaints on behalf of certain direct and indirect purchasers (the “opt-out plaintiffs”) have been filed against manufacturers of generic digoxin, lidocaine/prilocaine, glyburide-metformin, and metronidazole, including Impax.
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

On April 6, 2017, the JPML ordered the consolidation of all civil actions involving allegations of antitrust conspiracies in the generic pharmaceutical industry regarding 18 generic drugs in the United States District Court for the Eastern District of Pennsylvania (“E.D. Pa.”), as In Re: Generic Pharmaceuticals Pricing Antitrust Litigation (MDL No. 2724). Consolidated class action complaints were filed on August 15, 2017 for each of the 18 drugs; Impax is named as a defendant in the 2 complaints respecting digoxin and lidocaine-prilocaine. Impax also is a defendant in the class action complaint filed with the MDL court on June 22, 2018 (as amended December 21, 2018) by certain direct purchasers of glyburide-metformin and metronidazole.
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
On December 19, 2019, the end-payor plaintiffs filed a new complaint, following on and supplementing their putative class action lawsuit pending in MDL No. 2724. Plaintiffs’ new complaint, which names as defendants the Company, Amneal, Impax, and numerous generic pharmaceutical manufacturers, alleges a conspiracy to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company/Amneal, bethanechol chloride tablets, norethindrone acetate tablets, ranitidine HCL tablets, naproxen sodium tablets, oxycodone/acetaminophen tablets, phenytoin sodium capsules, and warfarin sodium tablets; and with respect to Impax, metronidazole, amphetamine salts tablets, dextroamphetamine sulfate ER capsules, cyproheptadine HCL tablets, methylphenidate tablets, and pilocarpine HCL tablets) in violation of federal and state antitrust and consumer protection laws. On September 4, 2020, the end-payor plaintiffs filed an amended complaint including additional allegations with respect to Impax concerning calcipotriene and mometasone furoate. Plaintiffs continue to seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.
On December 20, 2019, the indirect-reseller plaintiffs filed a new complaint naming the Company, following on and supplementing their putative class action lawsuit pending in MDL No. 2724. The new complaint is brought on behalf of both independent pharmacies and hospitals, and asserts antitrust claims against the Company and other generic pharmaceutical manufacturers (as well as distributors of generic pharmaceuticals, including AmerisourceBergen Corp., Cardinal Health Inc., and McKesson Corporation) arising from the facts alleged in the above-referenced State Attorneys General lawsuit. Plaintiffs continue to seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On March 11, 2020, the indirect-reseller plaintiffs filed an amended complaint.
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

On February 7, 2020, the direct purchaser plaintiffs filed a new complaint, following on and supplementing their putative class action lawsuit pending in MDL No. 2724. Plaintiffs’ new complaint, which names as defendants the Company, Amneal, Impax, and numerous generic pharmaceutical manufacturers, alleges a conspiracy to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company/Amneal, bethanechol chloride tablets, ranitidine HCL tablets, naproxen sodium tablets, oxycodone/acetaminophen tablets, hydrocodone/acetaminophen tablets, phenytoin sodium capsules, and warfarin sodium tablets; and with respect to Impax, amphetamine salts tablets, dextroamphetamine sulfate ER capsules, methylphenidate tablets, and pilocarpine HCL tablets) in violation of federal and state antitrust and consumer protection laws. On October 21, 2020, the direct purchaser plaintiffs filed an amended complaint. Plaintiffs continue to seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

On March 2, 2020, the Company, Amneal, and Amneal Pharmaceuticals of NY, LLC, were named in a complaint filed in the United States District Court for the Southern District of Texas by Harris County, Texas, which is the primary county for the Houston Metropolitan Area (Harris County, Texas v. Teva Pharmaceuticals USA, Inc., et al., No. 4:20-cv-733). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products in violation of federal and state antitrust and consumer protection laws; specifically, plaintiff alleges that it has paid approximately $3.86 million since 2013 for products attributable to Amneal entities. On March 30, 2020, the JPML issued a conditional transfer order tagging the case for transfer to the E.D. Pa. for coordination and consolidation with MDL No. 2724. On May 15, 2020, Harris County, Texas filed an amended complaint.
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
On July 3, 2020, the Company and Impax received a Praecipe to Issue Writ of Summons and Writ of Summons filed in the Philadelphia County Court of Common Pleas by 7 health insurance companies and managed health care providers, including Aetna, Inc. (Blue Cross and Blue Shield of North Carolina, et al. v. Actavis Elizabeth, LLC, et al., No. 200500347), naming as defendants in the putative action the same generic pharmaceutical manufacturers and individuals named in the above-referenced State Attorneys General lawsuit. However, to date, no complaint has been filed or served in this action.
On July 7, 2020, the Company and Impax were named in a complaint filed in the E.D. Pa. by Rite Aid Corporation and Rite Aid Hdqtrs. Corp. (Rite Aid Corp. et al. v. Actavis Holdco U.S., Inc., et al., No. 2:20-cv-03367). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride, metformin ER, norethindrone acetate, oxycodone/acetaminophen, and ranitidine HCL; and with respect to Impax, amphetamine/dextroamphetamine, digoxin, lidocaine-prilocaine, metronidazole, and methylphenidate) in violation of federal antitrust laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief.
On August 27, 2020, the Company was named in a complaint filed in the United States District Court for Eastern District of New York (“E.D.N.Y.”) by the County of Suffolk, which is a county comprising central and eastern Long Island, New York (County of Suffolk v. Actavis Holdco US, Inc. et al., No. 2:20-cv-4009). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products in violation of federal and state antitrust and consumer protection laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On October 2, 2020, the JPML issued a conditional transfer order tagging the case for transfer to the E.D. Pa. for coordination and consolidation with MDL No. 2724.
On September 4, 2020, the Company and Impax were named in a complaint filed in E.D. Pa. by J M Smith Corporation (J M Smith Corp. v. Actavis Holdco U.S., Inc. et al., No. 2:20-cv-04370). Plaintiff alleges a conspiracy among generic pharmaceutical manufacturers to fix prices and allocate or divide customers or markets for various products (including, with respect to the Company, bethanechol chloride tablets, metformin ER tablets, naproxen sodium, norethindrone acetate, oxycodone/acetaminophen, phenytoin sodium, ranitidine HCL, and warfarin sodium tablets; and with respect to Impax, amphetamine/dextroamphetamine, calcipotriene, cyproheptadine HCL tablets, dextroamphetamine sulfate ER, digoxin, lidocaine-prilocaine, methylphenidate, metronidazole, and pilocarpine) in violation of federal antitrust laws. Plaintiff seeks, among other things, unspecified monetary damages and equitable relief.

Fact and document discovery in MDL No. 2724 are proceeding. On December 26, 2019, the MDL court entered a case management order extending by stipulation certain pretrial discovery deadlines, including leaving open-ended the date by which, after consultation with MDL court's appointed Special Master, the parties are to agree upon bellwether claims or cases for, inter alia, class certification and/or trials. On February 20, 2020, the Special Master issued a Report & Recommendation and Proposed Order providing for the establishment of two parallel bellwether trial tracks; Track One would involve a jury trial of the overarching conspiracy claims presented in the State Attorneys General’s May 10, 2019 complaint (in which the Company and Amneal are defendants), and Track Two would consist of trials on three different individual drug conspiracy complaints (none of which involve the Company or any Amneal entities). On July 13, 2020, the MDL court entered orders adopting the Special Master’s Report & Recommendation. On September 9, 2020, the parties submitted competing schedules for discovery, motions, and other proceedings to bring the two Tracks to trial. The Court has not ruled on the schedule at this time.
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
Xyrem® (sodium oxybate) Antitrust Litigation
Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate) product, in several putative class action lawsuits filed in the United States District Court for the Northern District of California (“N.D. Cal.”) on behalf of a regional health plan primarily providing prescription drug coverage for New York residents (New York State Teamsters Council Health and Hospital Fund v. Jazz Pharmaceuticals, Inc., et al., No. 5:20-cv-04056 (filed June 18, 2020)), and two national health plans providing coverage for federal employees and retirees (Government Employees Health Association, Inc. v. Jazz Pharmaceuticals, Inc., et al., No. 3:20-cv-04671 (filed July 13, 2020) and Blue Cross and Blue Shield Association v. Jazz Pharmaceuticals, Inc., et al., No. 4:20-cv-04667 (filed July 13, 2020)), and an individual Xyrem® user (Hollman v. Jazz Pharmaceuticals PLC, et al., No. 3:20-cv-06491 (filed September 16, 2020)), as well as in the United States District Court for the Southern District of New York on behalf of an Alabaman self-insured health and welfare benefit plan (A.F. of L.—A.G.C. Building Trades Welfare Plan v. Jazz Pharmaceuticals plc, et al., No. 7:20-cv-06003 (filed July 31, 2020)) and a Californian Joint Powers Authority (Self-Insured Schools of California v. Jazz Pharmaceuticals PLC, et al., No. 7:20-cv-06495 (filed August 14, 2020)). All of the lawsuits allege that the generic manufacturers (including Amneal) entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem® (sodium oxybate), in violation of state and federal antitrust and competition laws. In addition to class certification, plaintiffs seek, among other things, unspecified monetary damages (including treble damages and civil penalties), as well as equitable relief, including disgorgement and restitution. On October 16, 2020, the N.D. Cal. court denied motions to consolidate the cases and transfer them to the District of New Jersey (where the underlying patent suits regarding Xyrem® were litigated) without prejudice pending a decision by the JPML on a motion requesting consolidation of the cases in an MDL (which is expected to be heard during the JPML’s December 2020 calendar).
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
In March 2019, the State of New Mexico filed a Second Amended Complaint in its case pending against numerous generic drug manufacturers and distributors in the First District Court of Santa Fe County, naming as defendants Amneal and Amneal Pharmaceuticals of New York, LLC. Plaintiff seeks unspecified damages, and injunctive relief, “to eliminate the hazard to public health and safety caused by the opioid epidemic, to abate the nuisance, and to recoup State monies that have been spent” on account of defendants’ alleged “false, deceptive and unfair marketing and/or unlawful diversion of prescription opioids.” On July 17, 2019, the Amneal entities moved to dismiss for lack of personal jurisdiction and failure to state a claim upon which relief can be granted. On October 15, 2019, the court entered an order dismissing the plaintiff’s negligence per se claims, but declining to dismiss the Amneal entities for lack of personal jurisdiction. The Amneal entities timely filed answers and moved for reconsideration of their jurisdictional motion on January 21, 2020. On March 27, 2020, the court held oral argument and denied the motion for reconsideration from the bench. The court entered an order denying the motion for reconsideration, without explanation, on April 6, 2020. On September 29, 2020, the plaintiff State filed a Third Amended Complaint, solely to add dispensing claims against the pharmacy defendants. The parties are now engaged in discovery.
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
There are currently 26 cases brought by various West Virginia and Kentucky hospitals that have been consolidated in the state-court West Virginia Opioid Litigation Multi-Litigation Panel (the “MLP”). On November 20, 2019, the manufacturer defendants collectively filed a motion to dismiss, in which Amneal joined, and the Company filed its own individual motion to dismiss. The MLP has denied the manufacturer defendants’ motion to dismiss, but has not yet ruled on the Company’s separate motion. There also are 26 additional cases brought by West Virginia municipalities against the Company, Amneal, Amneal Pharmaceuticals of New York, LLC, and Impax which have been transferred to the MLP. The Company has filed a motion to dismiss in three cases. Each motion remains pending. Amneal , APNY, and/or Impax filed motions to dismiss in 23 of 26 of those cases to date. The MLP denied the motions to dismiss in 19 cases. Four of those motions remain pending. Motions to dismiss will be filed in the three remaining cases on November 16, 2020. The MLP also ordered an early mediation on February 26 and 27, 2020, during which plaintiffs did not make a settlement demand. The MLP had ordered a public nuisance bench trial to occur beginning on March 22, 2021. Defendants filed a motion to continue that trial date and, on October 13, 2020, the MLP granted the motion, ordering the trial re-scheduled to November 1, 2021. Defendants also previously filed a motion for reconsideration of the order denying a jury trial. That motion was denied, and the MLP also issued an order striking defendants’ notices of non-party fault with respect to plaintiffs’ public nuisance claim. Defendants have filed a Petition for Writ of Prohibition with the West Virginia Supreme Court on both orders.
Including the above-referenced cases, the Company and certain of its affiliates recently have been named in approximately 948 cases now pending in the MDL court or in various state and territorial courts, including cases brought by:
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
Securities Class Actions
On April 17, 2017, lead plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against Impax and four current or former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff asserts claims regarding alleged misrepresentations about three generic drugs. Its principal claim alleges that Impax concealed that it colluded with competitor Lannett Corp. to fix the price of generic drug digoxin, and that its digoxin profits stemmed from this collusive pricing. Plaintiff also alleges that Impax concealed from the market anticipated erosion in the price of generic drug diclofenac and that Impax overstated the value of budesonide, a generic drug that it acquired from Teva. On June 1, 2017, Impax filed its motion to dismiss the amended complaint. On September 7, 2018, the Court granted Impax’s motion, dismissing plaintiff’s claims without prejudice and with leave to amend the complaint. Plaintiff filed a second amended complaint October 26, 2018. Impax filed a motion to dismiss the second amended complaint on December 6, 2018; plaintiffs’ opposition thereto was filed on January 17, 2019; and Impax’s reply in support of its motion to dismiss was filed on February 7, 2019. A hearing before the Court on the motion to dismiss took place on May 2, 2019.  On August 12,

2019, the Court entered an order granting Impax’s motion, dismissing plaintiff’s second amended complaint with prejudice.  On September 5, 2019, plaintiff filed a notice of appeal from both dismissal orders with the United States Court of Appeals for the Ninth Circuit.  Plaintiff’s opening brief was filed with the Ninth Circuit on February 14, 2020, Impax’s answering brief was filed on May 15, 2020, and plaintiff filed its reply brief on August 4, 2020. Oral argument is scheduled for December 9, 2020.
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
By order of the MDL court, on June 22, 2020, consolidated groups of personal injury plaintiffs, economic loss/medical monitoring class action plaintiffs, and third-party payor plaintiffs (comprising NECA-IBEW Welfare Trust Fund, Plumbers & Pipefitters Local Union 630, and Indiana Laborers Welfare Fund) each filed master complaints (superseding and replacing all previously filed individual complaints), in which the Company, Amneal, and Amneal Pharmaceuticals of New York, LLC are named as defendants, along with all brand and generic manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. There are now a total of 700 active cases in the MDL. Amneal entities have been named in 58 MDL cases. Motions to dismiss the master complaints were filed on August 23, 2020, and October 8, 2020.
On June 18, 2020, Amneal was named in a lawsuit filed in New Mexico state court on behalf of its Attorney General (State of New Mexico, ex rel. Hector H. Balderas v. Glaxosmithkline PLC, et al., No. D-101-CV-2020-01289), alleging claims of public nuisance, negligence, and violations of state consumer protection laws against brand/generic manufacturers and store-brand distributors of Zantac®/ranitidine. Plaintiff seeks unspecified amounts of both compensatory and punitive damages, as well as civil penalties and injunctive relief (including restitution, disgorgement, and the funding of a medical monitoring program). Defendants removed the case to federal court on August 29, 2020, and a conditional transfer order was issued on September 29, 2020. The plaintiff State filed a motion to vacate the conditional transfer order, which remains pending.
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
On June 3, 2020, the D.N.J. consolidated the lawsuits, as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). On July 6, 2020, plaintiffs filed a consolidated economic loss class action complaint, in which they seek, in addition to class certification, among other things, unspecified compensatory and punitive damages, statutory penalties, and equitable relief. Defendants filed a motion to dismiss the consolidated action on October 8, 2020. Plaintiffs’ opposition is due on November 23, 2020, and defendants’ reply is due on December 21, 2020.

In October 2020, the Company and AvKARE, Inc. were named as defendants, along with Walmart, in two additional medical monitoring class action lawsuits pending in the D.N.J., filed on behalf of individuals who consumed metformin that was allegedly “contaminated” with NDMA and who allegedly suffered “cellular damage, genetic harm, and/or are at an increased risk of developing cancer as a result, but have not yet been diagnosed with cancer.” Plaintiffs therefore seek for defendants to fund medical motoring, including, but not limited, to evaluations and treatments.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2020	Generics (1)(2)	Specialty (2)	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$341,920	$87,868	$89,506	$—	$519,294
Cost of goods sold	229,067	47,735	76,543	—	353,345
Cost of goods sold impairment charges	32,364	—	—	—	32,364
Gross profit	80,489	40,133	12,963	—	133,585
Selling, general and administrative	13,153	19,181	15,374	35,412	83,120
Research and development	39,232	5,287	—	—	44,519
Intellectual property legal development expenses	2,132	2	—	—	2,134
Charges related to legal matters, net	60	—	—	—	60
Restructuring and other charges	(536)	—	—	812	276
Other operating expenses	—	1	—	1,040	1,041
Operating income (loss)	$26,448	$15,662	$(2,411)	$(37,264)	$2,435

Nine Months Ended September 30, 2020	Generics (1)(2)	Specialty (2)	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,001,065	$270,101	$211,323	$—	$1,482,489
Cost of goods sold	666,841	145,782	173,966	—	986,589
Cost of goods sold impairment charges	34,579	—	—	—	34,579
Gross profit	299,645	124,319	37,357	—	461,321
Selling, general and administrative	42,578	56,993	41,809	100,660	242,040
Research and development	108,582	17,888	—	—	126,470
In-process research and development impairment charges	960	—	—	—	960
Intellectual property legal development expenses	6,947	7	—	—	6,954
Charges related to legal matters, net	5,610	250	—	—	5,860
Restructuring and other charges	(158)	—	—	2,815	2,657
Other operating expenses	325	83	—	4,995	5,403
Operating income (loss)	$134,801	$49,098	$(4,452)	$(108,470)	$70,977

Three Months Ended September 30, 2019	Generics (2)	Specialty (2)	Corporate and Other	Total Company
Net revenue	$291,021	$87,262	$—	$378,283
Cost of goods sold	217,773	49,944	—	267,717
Cost of goods sold impairment charges	49,115	7,017	—	56,132
Gross profit	24,133	30,301	—	54,434
Selling, general and administrative	14,256	20,228	29,313	63,797
Research and development	34,316	3,809	—	38,125
In-process research and development impairment charges	23,382	—	—	23,382
Charges related to legal matters, net	14,750	—	—	14,750
Intellectual property legal development expenses	2,586	—	—	2,586
Acquisition, transaction-related and integration expenses	502	2,455	174	3,131
Restructuring and other charges	14,702	213	6,022	20,937
Operating (loss) income	$(80,361)	$3,596	$(35,509)	$(112,274)

Nine Months Ended September 30, 2019	Generics (2)	Specialty (2)	Corporate and Other	Total Company
Net revenue	$1,008,562	$220,483	$—	$1,229,045
Cost of goods sold	760,074	113,767	—	873,841
Cost of goods sold impairment charges	105,424	7,017	—	112,441
Gross profit	143,064	99,699	—	242,763
Selling, general and administrative	52,783	57,705	105,026	215,514
Research and development	129,915	10,084	—	139,999
In-process research and development impairment charges	46,169	—	—	46,169
Charges related to legal matters, net	14,750	—	—	14,750
Intellectual property legal development expenses	8,218	1,045	—	9,263
Acquisition, transaction-related and integration expenses	4,086	5,705	2,891	12,682
Restructuring and other charges	17,201	391	12,341	29,933
Operating (loss) income	$(130,058)	$24,769	$(120,258)	$(225,547)
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
Financing Lease - Related Party
The Company has a financing lease with LAX Hotel, LLC for two buildings located in Long Island, New York, that are used as an integrated manufacturing and office facility. For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases in the Company’s 2019 Annual Report on Form 10-K.
Lease costs and interest expense related to this lease were approximately $1 million and $4 million for the three and nine months ended September 30, 2020, respectively.  Lease costs and interest expense related to this lease were each approximately $1 million and $5 million for the three and nine months ended September 30, 2019, respectively.
Kanan, LLC
Kanan, LLC ("Kanan") is an independent real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for both the three months ended September 30, 2020 and 2019 was $1 million. Rent expense paid to the related party for both of the nine months ended September 30, 2020 and 2019 was $2 million.
Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Amneal provided research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the nine months ended September 30, 2019 was $1 million (none in 2020 or for the three months ended September 30, 2019). At

December 31, 2019 receivables of approximately $1 million were due from the related party for research and development related services (none at September 30, 2020).
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC is an independent real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC., which is also a related party. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for the three months ended September 30, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Rent paid to the related parties for both the nine months ended September 30, 2020 and 2019 was $1 million.
Kashiv BioSciences, LLC
Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b)(2) NDA products. Amneal has various business agreements with Kashiv.
The parties entered into a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for both the three and nine months ended September 30, 2020 was less than $0.1 million (none in 2019).
Amneal has also entered into various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the nine months ended September 30, 2020 were $0.2 million (none for the three months ended September 30, 2020). The total reimbursable expenses associated with these arrangements for the nine months ended September 30, 2019 were $1 million (none for the three months ended September 30, 2019). Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share for the three and nine months ended September 30, 2020 was $3 million and $8 million, respectively. The total profit share for the three and nine months ended September 30, 2019 was $0.6 million and $2 million, respectively.
Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with JSP. Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019, and may be required to pay up to an additional $18 million upon certain regulatory milestones being met. For the nine months ended September 30, 2020, the Company recorded $2 million to research and development expense (none for the three months ended September 30, 2020).
In November 2019, Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (Pyridostigmine) for the treatment of Myasthenia Gravis.  Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal will be responsible for filing the NDA and commercializing the product.  The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, which was recorded in research and development, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million.  Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127. For the nine months ended September 30, 2020, the Company recorded $2 million (none in the three months ended September 30, 2020 or three and nine months ended September 30, 2019), as research and development expense to compensate Kashiv for costs incurred to develop the product.
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provides the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin. For the three and nine months ended September 30, 2020, the Company recorded a combined $2 million and $5 million, respectively, (none in 2019), to cost of goods sold and research and development to compensate Kashiv for services performed.

At both September 30, 2020 and December 31, 2019, payables of approximately $6 million, were due to the related party for the aforementioned transactions. Additionally, at both September 30, 2020 and December 31, 2019 a receivable of $0.1 million was due from the related party.

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
In connection with the agreement, Amneal paid an upfront amount of $2 million in October 2017 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.  The research and development expenses under this agreement for the three and nine months ended September 30, 2020 were $1 million (none in 2019).

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

In August 2020, Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix acetate. Under the agreement, the intellectual property and ANDA for these products are owned by Amneal and Kashiv is to receive a profit share for all sales of the products made by Amneal.

In connection with the agreement, Amneal expensed an upfront amount of $1 million in research and development during the three and nine months ended September 30, 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal is to pay $3 million of development fees to Kashiv as the development work is completed.
PharmaSophia, LLC
PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Currently PharmaSophia is actively developing two injectable products. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended September 30, 2020 and 2019 was less than $0.1 million and $0.3 million, respectively. The total amount of income earned from these agreements for the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.9 million, respectively. At both September 30, 2020 and December 31, 2019 receivables of $0.7 million were due from the related party. Additionally, as of December 31, 2019 a payable of less than $0.1 million was due to the related party, which was settled in February 2020.
Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a significant shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its regulatory filings in China and for the supply of product, Fosun paid the

Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of 8 products upon the first commercial sale of each in China in addition to a supply price and a profit share. For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any revenue from this agreement.
Apace KY, LLC d/b/a Apace Packaging LLC
Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. The total amount of expenses from this arrangement for the three and nine months ended September 30, 2020 was $2 million and $8 million, respectively (none in 2019). At September 30, 2020, payables of $0.7 million were due to the related party for packaging services.
Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC. The total amount of expenses from this arrangement for the three and nine months ended September 30, 2020 was $0.2 million and $0.4 million, respectively (none in 2019).
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC for resale. The total amount of expenses from this arrangement for the three and nine months ended September 30, 2020 was $1 million and $3 million, respectively (none in 2019). At September 30, 2020, payables of approximately $0.5 million were due to the related party for inventory purchases.
AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC.  Rent expense from this arrangement for the three and nine months ended September 30, 2020 was less than $0.1 million and $0.1 million, respectively.
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
Avtar Investments, LLC
Avtar Investments, LLC ("Avtar") is a private investment firm. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the three and nine months ended September 30, 2020 was $0.1 million and $0.9 million, respectively. As of September 30, 2020, less than $0.1 million was due to Avtar.
Zep Inc.
Zep Inc. ("Zep") is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. The amount of revenue recorded for the three and nine months ended September 30, 2020 was $0.1 million and $0.5 million, respectively. As of September 30, 2020, $0.2 million was recorded in related party receivables.
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
20. Goodwill and Intangible Assets
The changes in goodwill for the nine months ended September 30, 2020 and for the year ended December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Balance, beginning of period	$419,504	$426,226
Impax acquisition adjustment	—	(1,255)
Goodwill acquired during the period	103,679	—
Goodwill divested during the period	—	(5,175)
Currency translation	(493)	(292)
Balance, end of period	$522,690	$419,504
As of September 30, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2019, $361 million and $59 million of goodwill was allocated to the Specialty and Generics segment, respectively. For the year ended December 31, 2019, goodwill divested was associated with the sale of the Company's operations in the United Kingdom and Germany.  For the year ended December 31, 2019, the adjustment to goodwill was associated with the Combination. Refer to Note 3. Acquisitions and Divestitures for additional information about the Acquisitions and the divestitures of the Company's operations in the United Kingdom and Germany.
Intangible assets at September 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	September 30, 2020				December 31, 2019
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	9.2	$1,152,806	$(294,274)	$858,532	$1,197,535	$(198,857)	$998,678
Other intangible assets	5.8	133,800	(24,334)	109,466	3,000	(1,000)	2,000
Subtotal		$1,286,606	$(318,608)	$967,998	$1,200,535	$(199,857)	$1,000,678
In-process research and development		381,115	—	381,115	382,075	—	382,075
Total intangible assets		$1,667,721	$(318,608)	$1,349,113	$1,582,610	$(199,857)	$1,382,753

The Company evaluated assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. For the three months ended September 30, 2020, the Company recognized a $32 million intangible asset impairment, which was recognized in cost of goods sold impairment charges. For the nine months ended September 30, 2020, the Company recognized $36 million of intangible asset impairment charges, of which $35 million was recognized in cost of goods sold impairment charges and $1 million was recognized in in-process research and development impairment charges.

The impairment charge for the three months ended September 30, 2020 was related to one currently marketed product acquired in the Combination for which the supply agreement ended under an early termination due to market conditions.
The impairment charges for the nine months ended September 30, 2020 were primarily related to six currently marketed products and two in-process research and development (“IPR&D”) products acquired in the Combination.  For the currently marketed products, four products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins, one product had its contract terminated and one product's supply agreement ended under an early termination due to market conditions. The IPR&D charges are associated with two products, one of which experienced a delay in its estimated launch date and the other of which was canceled due to the withdrawal of our development partner.
The impairment charges for the three months ended September 30, 2019 were primarily related to 4 currently marketed products and 4 IPR&D products, all acquired as part of the Combination. For the currently marketed products, the impairment charges were the result of significant price erosion during the three months ended September 30, 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows. For the IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.

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
During the nine months ended September 30, 2020, the Company recognized $131 million of intangible assets associated with the Acquisitions, of which all are classified in other intangible assets in the table above.  These intangible assets consist of government licenses, government contracts, national contracts, customer relationships and a trade name and are amortized to selling, general, and administrative over their estimated useful lives.  Refer to Note 3. Acquisitions and Divestitures for additional information.
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
Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization	$44,548	$38,015	$131,100	$103,774

The following table presents future amortization expense for the next five years and thereafter, excluding $381 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2020	$43,803
2021	166,302
2022	154,553
2023	143,205
2024	136,754
Thereafter	323,381
Total	$967,998
21. Stockholders’ Equity and Redeemable Non-Controlling Interests
Non-Controlling Interests
Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members. For the nine months ended September 30, 2020, a tax distribution of $1 million (none for the three months ended September 30, 2020) was recorded as a reduction of non-controlling interests. For the nine months ended September 30, 2019, a tax distribution of $0.1 million (none for the three months ended September 30, 2019) was recorded as a reduction to non-controlling interests. As of September 30, 2020, no liability was included in related-party payables for the tax distributions.

During September 2020, the Company made a $3 million payment to the non-controlling interest holders in one of Amneal's non-public subsidiaries to distribute earnings of $1 million and acquire their ownership interests in the non-public subsidiary for $2 million.
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

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and nine months ended September 30, 2020, a tax distribution of $0.1 million and $0.5 million, respectively, was recorded as a reduction of redeemable non-controlling interests. As of September 30, 2020, there were no amounts due for tax distributions related to redeemable non-controlling interests.

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2018	$(7,755)	$—	$(7,755)
Other comprehensive (loss) income before reclassification	(729)	7,764	7,035
Amounts reclassified from accumulated other comprehensive loss	1,461	—	1,461
Reallocation of ownership interests	(809)	—	(809)
Balance December 31, 2019	(7,832)	7,764	(68)
Other comprehensive loss before reclassification	(4,795)	(36,409)	(41,204)
Reallocation of ownership interests	(18)	(16)	(34)
Balance September 30, 2020	$(12,645)	$(28,661)	$(41,306)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the "Company," "we," "us," or "our") is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas, as well as branded products. We were formed on October 4, 2017 under the name Atlas Holdings, Inc. for the purpose of facilitating the combination (the "Combination") of Impax Laboratories, Inc. ("Impax") and Amneal Pharmaceuticals LLC ("Amneal"), which closed on May 4, 2018.
The following discussion and analysis for the three and nine months ended September 30, 2020 should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
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
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2019 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.
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

The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. However, during April and May 2020, as the infection rate of COVID-19 spread throughout New York and New Jersey, the governors of those states issued executive orders requiring residents, among other things, to remain at home with limited exceptions such as working at an essential business. Although as a pharmaceutical manufacturer Amneal is an essential business, we did experience supply chain constraints, including manufacturing and packaging delays at several of our key domestic manufacturing and packaging facilities in New York and New Jersey during the three months ended June 30, 2020.  To mitigate any potential overall market liquidity constraints, we borrowed $300 million under our revolving credit facility in March 2020 as a precautionary measure.  As the financial markets stabilized following a period of high volatility due the COVID-19 pandemic, we repaid all of the $300 million of borrowings under our revolving credit facility before June 30, 2020. (Refer to Note 13. Debt, for further details). In June and July 2020, as the restrictions from the governors of New York and New Jersey were eased, our manufacturing and distribution facilities were able to resume normal productivity. However, we may again experience supply chain constraints at our New York, New Jersey, India or other facilities during subsequent waves of COVID-19 infections. These potential supply chain disruptions may significantly impact our fourth quarter 2020 results of operations and cash flows.   As noted in our 2019 Annual Report on Form 10-K, several of our key domestic manufacturing, packaging, and facilities are located in New York and New Jersey, two states with a high number of confirmed cases of COVID-19.
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
Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$519,294	$378,283	$1,482,489	$1,229,045
Cost of goods sold	353,345	267,717	986,589	873,841
Cost of goods sold impairment charges	32,364	56,132	34,579	112,441
Gross profit	133,585	54,434	461,321	242,763
Selling, general and administrative	83,120	63,797	242,040	215,514
Research and development	44,519	38,125	126,470	139,999
In-process research and development impairment charges	—	23,382	960	46,169
Intellectual property legal development expenses	2,134	2,586	6,954	9,263
Acquisition, transaction-related and integration expenses	1,041	3,131	5,403	12,682
Charges related to legal matters, net	60	14,750	5,860	14,750
Restructuring and other charges	276	20,937	2,657	29,933
Operating income (loss)	2,435	(112,274)	70,977	(225,547)
Gain from reduction of tax receivable agreement liability	—	192,844	—	192,844
Other expense, net	(24,324)	(54,294)	(101,280)	(130,428)
Total other expense, net	(24,324)	138,550	(101,280)	62,416
(Loss) income before income taxes	(21,889)	26,276	(30,303)	(163,131)
Provision for (benefit from) income taxes	144	389,668	(105,843)	375,539
Net (loss) income	$(22,033)	$(363,392)	$75,540	$(538,670)
Net Revenue

Net revenue for the three months ended September 30, 2020 increased by 37%, or $141 million, to $519 million as compared to $378 million for the three months ended September 30, 2019. The increase over the prior year was primarily attributable to $90 million from our newly acquired AvKARE segment, $51 million from new product launches in our Generics segment and growth in Generic volume from new commercial initiatives, partially offset by erosion in our Generics segment from competition related to Levothyroxine Sodium Tabs and Diclofenac Gel 1%.
Net revenue for the nine months ended September 30, 2020 increased by 21%, or $253 million, to $1.5 billion as compared to $1.2 billion for the nine months ended September 30, 2019. The increase over the prior year was primarily attributable to $211 million from our newly acquired AvKARE segment, $170 million from new product launches in our Generics segment and $20 million primarily from volume increases in our Specialty segment, which were partially offset by erosion in our Generics segment from competition related to Levothyroxine Sodium Tabs and Diclofenac Gel 1% and a $16 million decline from the divestitures of our international businesses, primarily in the U.K. and Germany.
Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 19%, or $62 million, to $386 million for the three months ended September 30, 2020 as compared to $324 million for the three months ended September 30, 2019. The increase in cost of goods sold was primarily attributable to a $77 million increase associated with our newly acquired AvKARE segment and new product launches of $18 million, which were partially offset by a $24 million decline in intangible asset impairment charges and from competition to Levothyroxine Sodium Tabs and Diclofenac Gel 1%.
Accordingly, gross profit for the three months ended September 30, 2020 was $134 million (26% of total net revenue) as compared to gross profit of $54 million (14% of total net revenue) for the three months ended September 30, 2019. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the factors noted above.
Cost of goods sold, including impairment charges, increased 4%, or $35 million, to $1.0 billion for the nine months ended September 30, 2020 as compared to $986 million for the nine months ended September 30, 2019. The increase in cost of goods sold was primarily attributable to a $174 million increase from our newly acquired AvKARE segment and new product launches of $61 million, partially offset by a $78 million decrease in intangible asset impairments mainly in our Generics segment, a $36 million decrease in expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett"), a $25 million decline in royalty expenses, a $13 million decline in site closure expenses, a $12 million decline associated with the divestitures of our international businesses primarily in the U.K. and Germany, a $12 million decline in inventory related charges, cost savings associated with our restructuring programs and lower costs associated with sales erosion in our Generics segment.
Accordingly, gross profit for the nine months ended September 30, 2020 was $461 million (31% of total net revenue) as compared to gross profit of $243 million (20% of total net revenue) for the nine months ended September 30, 2019. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the factors described above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2020 were $83 million, as compared to $64 million for the three months ended September 30, 2019. The $19 million increase from the prior year was primarily due to a $15 million increase from our newly acquired AvKARE segment and a $4 million increase in personnel costs partially offset by a $3 million decline in integration costs.
SG&A expenses for the nine months ended September 30, 2020 were $242 million, as compared to $216 million for the nine months ended September 30, 2019. The $26 million increase from the prior year was primarily due to a $42 million increase from our newly acquired AvKARE segment, which was partially offset by cost savings associated with our restructuring and integration programs.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2020 were $45 million, as compared to $38 million for the three months ended September 30, 2019. The $7 million increase compared to the prior year was primarily attributable to a $6 million increase in milestone achievements and upfront license payments with our development partners.
R&D expenses for the nine months ended September 30, 2020 were $126 million, as compared to $140 million for the nine months ended September 30, 2019. The $14 million decrease compared to the prior year was primarily attributable to cost savings in our Generics segment associated with the Company’s restructuring programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19, partially offset by a $5 million increase in milestone achievements and upfront license payments with our development partners.
In-Process Research and Development Impairment Charges
For the three months ended September 30, 2019, we recognized in-process research and development (“IPR&D”) impairment charges of $23 million associated with four intangible assets that were acquired as part of the Combination (none in the three months ended September 30, 2020). For the three months ended September 30, 2019, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.
We recognized IPR&D impairment charges of $1 million for the nine months ended September 30, 2020 as compared to $46 million for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, the impairment charges were primarily associated with two products. One of the products experienced a delay in its estimated launch date and the other product was canceled due to the withdrawal of our development partner. For the nine months ended September 30, 2019, the impairment charges were primarily associated with six products in our Generics segment that were acquired as part of the Combination.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses for the three months ended September 30, 2020 were $2 million as compared to $3 million for the three months ended September 30, 2019. Intellectual property legal development expenses for the nine months ended September 30, 2020 were $7 million as compared to $9 million for the nine months ended September 30, 2019. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.
Acquisition, Transaction-Related and Integration Expenses
We recognized approximately $1 million of acquisition, transaction-related and integration expenses for the three months ended September 30, 2020 as compared to $3 million for the three months ended September 30, 2019. We recognized approximately

$5 million of acquisition, transaction-related and integration expenses for the nine months ended September 30, 2020 as compared to $13 million for the nine months ended September 30, 2019.
For the three and nine months ended September 30, 2020 acquisition, transaction-related and integration expenses were primarily related to systems integrations associated with the Combination and integration activities associated with the Acquisitions. The decreases from the prior year are primarily related to the substantial completion of business integration activities related to the Combination.
Charges Related to Legal Matters, Net
For the three months ended September 30, 2020, we recorded net charges of $0.1 million for commercial legal proceedings and claims in our Generics segment.
For the nine months ended September 30, 2020, we recorded net charges of $6 million for commercial legal proceedings and claims, which was primarily recorded in our Generics segment.
For the three and nine months ended September 30, 2019, we recorded a net charge of $15 million in our Generics segment primarily associated with an agreement in principal with Teva Pharmaceuticals.
Restructuring and Other Charges
On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350 by December 31, 2021, primarily by ceasing manufacturing at our Hauppauge, NY facility.
Restructuring and other charges were $0.3 million and $3 million for the three and nine months ended September 30, 2020, respectively. These charges primarily consisted of charges associated with cash severance and other benefits provided pursuant to our severance programs for former employees.
Restructuring and other charges for the three and nine months ended September 30, 2019 were $21 million and $30 million, respectively. These charges primarily consisted of cash and other severance charges provided pursuant to our severance programs for employees at our Hauppauge, NY, Hayward, CA and other facilities as well as cash severance charges associated with the cost of benefits for former senior executives.
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
Other Expense, Net
Other expense, net was $24 million for the three months ended September 30, 2020, as compared to $54 million for the three months ended September 30, 2019. The decrease of $30 million was primarily attributable to a $7 million decline in interest expense and a $22 million favorable foreign currency impact primarily associated with the Indian Rupee.
Other expense, net was $101 million for the nine months ended September 30, 2020, as compared to $130 million for the nine months ended September 30, 2019. The decrease of $29 million was primarily attributable to an $18 million decline in interest expense as reductions in interest rates offset increased borrowings and a $18 million favorable foreign currency impact primarily associated with the Indian Rupee, partially offset by a $7 million unfavorable impact from divestitures.

Provision For (Benefit From) Income Taxes
For the three months ended September 30, 2020 and 2019, our provision for income taxes and effective tax rates were $0.1 million and (0.7%) and $390 million and 1483.0%, respectively. The income tax provision for the three months ended September 30, 2019 was primarily impacted by a $372 million valuation allowance against our DTAs. We recorded valuation allowances against our various DTAs on a jurisdictional basis after it was determined that it is more likely than not that our DTAs will not be realized.
For the nine months ended September 30, 2020 and 2019, our (benefit from) provision for income taxes and effective tax rates were $(106) million and 349.3% and $376 million and (230.2)%, respectively.  The income tax benefit for the nine months ended September 30, 2020 was primarily impacted by the $110 million benefit from the carryback of U.S. Federal NOLs (deferred tax assets) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In July 2020, we received $106 million in cash from U.S. federal tax refunds associated with the CARES Act, plus interest of approximately $4 million, with the remaining $4 million in cash refunds expected to be received before December 31, 2020.  The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  These deferred tax assets had a 100% valuation allowance as of December 31, 2019. The income tax provision for the nine months ended September 30, 2019 was primarily impacted by a $372 million valuation allowance against our DTAs. For further details, refer to Note 8. Income Taxes.
Net (Loss) Income
We recognized a net loss for the three months ended September 30, 2020 of $22 million as compared to net loss of $363 million for the three months ended September 30, 2019. The year-over-year decrease in our net loss of $341 million was primarily attributable to the factors described above.
We recognized net income for the nine months ended September 30, 2020 of $76 million as compared to net loss of $539 million for the nine months ended September 30, 2019. The year-over-year increase of $615 million was primarily attributable to the factors described above.
Generics
The following table sets forth results of operations for our Generics segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$341,920	$291,021	$1,001,065	$1,008,562
Cost of goods sold	229,067	217,773	666,841	760,074
Cost of goods sold impairment charges	32,364	49,115	34,579	105,424
Gross profit	80,489	24,133	299,645	143,064
Selling, general and administrative	13,153	14,256	42,578	52,783
Research and development	39,232	34,316	108,582	129,915
In-process research and development impairment charges	—	23,382	960	46,169
Intellectual property legal development expenses	2,132	2,586	6,947	8,218
Charges related to legal matters, net	60	14,750	5,610	14,750
Other operating (income) expense	(536)	15,204	167	21,287
Operating income (loss)	$26,448	$(80,361)	$134,801	$(130,058)
Net Revenue

Generics net revenue was $342 million for the three months ended September 30, 2020, an increase of $51 million or 17% when compared with the same period in 2019. The year-over-year increase was primarily driven by $51 million from new product launches, which included EluRyng and Sucralfate Oral Suspension, and growth in Generic volume from new commercial initiatives, offset by competition related to Levothyroxine Sodium Tabs and Diclofenac Gel 1%.

Generics net revenue was $1.0 billion for the nine months ended September 30, 2020, a decrease of $7 million or 1% when compared with the same period in 2019. The year-over-year decrease was primarily driven by erosion in our existing business primarily from Levothyroxine and Diclofenac Gel generic competition, a $28 million decline from the reclassification of Oxymorphone to our Specialty segment, and a $16 million decline from the divestitures of our international businesses primarily in the U.K. and Germany, partially offset by $170 million from new product launches, which included EluRyng and Sucralfate Oral Suspension.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended September 30, 2020 was $261 million, a decrease of 2% or $5 million compared to the three months ended September 30, 2019. The year-over-year decrease was primarily associated with a $17 million decline in intangible asset impairment charges and from competition to Levothyroxine Sodium Tabs and Diclofenac Gel 1%, partially offset by an increase of $18 million from new product launches.
Generics gross profit for the three months ended September 30, 2020 was $80 million (24% of Generics net revenue) as compared to gross profit of $24 million (8% of Generics net revenue) for the three months ended September 30, 2019. Our Generics gross profit as a percentage of sales increased compared to the prior year period primarily as a result of the factors described above.
Generics cost of goods sold, including impairment charges, for the nine months ended September 30, 2020 was $701 million, a decrease of 19% or $164 million compared to the nine months ended September 30, 2019. The year-over-year decrease was primarily associated with a $71 million decline in intangible asset impairment charges.  Cost of goods sold was also favorably impacted by a $36 million decline of expenses related to the Levothyroxine transition agreement with Lannett, a $25 million decline in royalty expenses, a $15 million decline from the reclassification of Oxymorphone to our Specialty segment, a $13 million decline in site closure expenses, a $12 million decline associated with the divestitures of our international businesses primarily in the U.K and Germany, a $12 million decline in inventory related charges, a $4 million decline in amortization expense, cost savings associated with our restructuring programs, and erosion in our existing business, partially offset by $61 million from new product launches.
Generics gross profit for the nine months ended September 30, 2020 was $300 million (30% of Generics net revenue) as compared to gross profit of $143 million (14% of Generics net revenue) for the nine months ended September 30, 2019. Our Generics gross profit as a percentage of sales increased compared to the prior year period primarily as a result of the $71 million decline in impairment charges and the other factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended September 30, 2020 was $13 million, as compared to $14 million for the three months ended September 30, 2019.  The $1 million or 8% year-over-year decrease was primarily associated with cost savings initiatives associated with our restructuring and integration programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19.
Generics SG&A expense for the nine months ended September 30, 2020 was $43 million, as compared to $53 million for the nine months ended September 30, 2019.  The $10 million or 19% year-over-year decrease was primarily associated with cost savings initiatives associated with our restructuring and integration programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19 and a reduction in international expenditures.
Research and Development
Generics R&D expenses for the three months ended September 30, 2020 was $39 million, an increase of 14% or $5 million compared to the three months ended September 30, 2019.  The year-over-year increase is primarily associated with $6 million of milestone achievements and upfront license payments with our development partners.
Generics R&D expenses for the nine months ended September 30, 2020 was $109 million, a decrease of 16% or $21 million compared to the nine months ended September 30, 2019.  The year-over-year decrease is primarily associated with cost savings associated with our restructuring programs, delays from COVID-19 and transitioning some third-party costs in-house, partially offset by a $3 million increase in milestone achievements and upfront license payments with our development partners.
In-Process Research and Development Impairment Charges

For the three months ended September 30, 2019, we recognized IPR&D impairment charges of $23 million associated with four intangible assets that were partially impaired and one intangible asset that was fully impaired (none for the three months ended September 30, 2020).
We recognized IPR&D impairment charges of $1 million for the nine months ended September 30, 2020 as compared to $46 million for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, the charges were primarily associated with two products. One of the products experienced a delay in its estimated launch date and the other product was canceled due to the withdrawal of our development partner. For the nine months ended September 30, 2019, the charges were primarily associated with six products that were acquired as part of the Combination. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows. For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other four IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.
Charges Related to Legal Matters, Net
For the three and nine months ended September 30, 2020, we recorded charges of approximately $0.1 million and $6 million, respectively, for commercial legal claims. For the three and nine months ended September 30, 2019 the Company recorded a net charge of $15 million primarily associated with an agreement in principle with Teva Pharmaceuticals.
Intellectual Property Legal Development Expenses
Generics intellectual property legal development expenses for the three months ended September 30, 2020 were $2 million as compared to $3 million for the prior year period. Generics intellectual property legal development expenses for the nine months ended September 30, 2020 were $7 million as compared to $8 million for the prior year period.
These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the intellectual property.
Other Operating (Income) Expense
For the three months ended September 30, 2020, Generics other operating income was $0.5 million as compared to other operating expense of $15 million for the three months ended September 30, 2019. For the three months ended September 30, 2019, the charges were primarily attributable to restructuring, severance, and integration expenses associated with the Combination.
For the nine months ended September 30, 2020, Generics other operating expense was not material.  For the nine months ended September 30, 2019, we recorded $21 million of other operating expense.  These expenses were primarily attributable to restructuring, severance and integration expenses associated with the Combination.

Specialty
The following table sets forth results of operations for our Specialty segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$87,868	$87,262	$270,101	$220,483
Cost of goods sold	47,735	49,944	145,782	113,767
Cost of goods sold impairment charges	—	7,017	—	7,017
Gross profit	40,133	30,301	124,319	99,699
Selling, general and administrative	19,181	20,228	56,993	57,705
Research and development	5,287	3,809	17,888	10,084
Intellectual property legal development expenses	2	—	7	1,045
Charges related to legal matters, net	—	—	250	—
Other operating expense	1	2,668	83	6,096
Operating income	$15,662	$3,596	$49,098	$24,769
Net Revenue

Specialty net revenue for the three months ended September 30, 2020 remained consistent at approximately $88 million for the three months ended September 30, 2019 as strong demand growth for Rytary and Unithroid were offset by declines in non-promoted products.
Specialty net revenue for the nine months ended September 30, 2020 was $270 million, an increase of 23% or $50 million compared to the nine months ended September 30, 2019. The increase from the prior year period was primarily due to $28 million from the reclassification of Oxymorphone from our Generics segment as well as a $20 million increase in our existing business primarily associated with volume increases in Oxymorphone, Rytary and Unithroid.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold, including impairment charges, for the three months ended September 30, 2020 was $48 million, a decrease of $9 million or 16% compared to the three months ended September 30, 2019. The decrease from the prior year period was primarily due to a $7 million decline in intangible asset impairment charges and a $2 million decline in amortization expense.
Accordingly, Specialty gross profit for the three months ended September 30, 2020 was $40 million (46% of Specialty net revenue) as compared to gross profit of $30 million (35% of Specialty net revenue) for the three months ended September 30, 2019.
Specialty cost of goods sold, including impairment charges, for the nine months ended September 30, 2020 was $146 million, an increase of $25 million or 21% compared to the nine months ended September 30, 2019. The increase from the prior year period was primarily due to $20 million of incremental expenses associated with the reclassification of Oxymorphone and $9 million of incremental amortization expense, as well as a volume increase in our existing business, partially offset by a $7 million decline in intangible asset impairment charges.
Accordingly, Specialty gross profit for the nine months ended September 30, 2020 was $124 million (46% of Specialty net revenue) as compared to gross profit of $100 million (45% of Specialty net revenue) for the nine months ended September 30, 2019.
Selling, General, and Administrative
Specialty SG&A expense of $19 million and $57 million for the three and nine months ended September 30, 2020, respectively, was flat with the prior year periods. Increases in compensation were offset by a reduction in expenditures due to COVID-19.
Research and Development

Specialty R&D expenses for the three months ended September 30, 2020 were $5 million, as compared to $4 million for the three months ended September 30, 2019. The $1 million increase from the prior year period was primarily due to an increase in development costs for IPX203.
Specialty R&D expenses for the nine months ended September 30, 2020 were $18 million, as compared to $10 million for the nine months ended September 30, 2019. The $8 million increase from the prior year period was primarily due to an increase in development costs for IPX203 and a $2 million milestone achievement of one of our development partners.
Other Operating Expense
For the three and nine months ended September 30, 2019, Specialty other operating expense of $3 million and $6 million, respectively, were primarily attributable to integration expenses associated with the Combination.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$89,506	$—	$211,323	$—
Cost of goods sold	76,543	—	173,966	—
Gross profit	12,963	—	37,357	—
Selling, general and administrative	15,374	—	41,809	—
Operating loss	$(2,411)	$—	$(4,452)	$—
Our AvKARE segment consists of the businesses we acquired in the Acquisitions on January 31, 2020. Prior to the Acquisitions, we did not have an AvKARE segment. Refer to Note 3. Acquisitions and Divestitures.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $498 million of available additional capacity on our Revolving Credit Facility as of October 19, 2020, as defined below. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.

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
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  In July 2020, we received $106 million in cash from U.S. federal tax refunds associated with the CARES Act (refer to Note 8. Income Taxes), plus interest of $4 million, with an additional $4 million in cash refunds expected to be received before December 31, 2020.  Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2020, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds.
Over the next 12 months, we will make substantial payments for monthly interest and quarterly principal amounts due on our term loans, Revolving Credit Facility, severance and capital expenditures.

We are party to a tax receivable agreement that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) ("Holdings") in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by Holdings. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to September 30, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $203 million contingent liability as of September 30, 2020 (refer to Note 8. Income Taxes). Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, see Item 1A. Risk Factors and Note 8. Income Taxes in our 2019 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. For the nine months ended September 30, 2020, we made cash tax cash distributions of $1 million to Holdings pursuant to the limited liability operating agreement.
At September 30, 2020, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$273,043	$52,594
Investing activities	(285,751)	(14,813)
Financing activities	143,089	(38,535)
Effect of exchange rate changes on cash	447	(967)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$130,828	$(1,721)
Cash Flows from Operating Activities
Net cash provided by operating activities was $273 million for the nine months ended September 30, 2020 compared to $53 million for the nine months ended September 30, 2019.  The change was primarily attributed to an increase in cash received from taxes associated with the CARES Act, improved operating performance, a favorable timing impact from payments of accounts payable and accrued expenses, and a decrease in payments of employee separation benefits and interest, which were partially offset by an unfavorable impact from inventory.
Cash Flows from Investing Activities
The increase in cash used in investing activities of $271 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily related to cash paid for the Acquisitions, a decrease in proceeds from the surrender of corporate owned life insurance, and a decrease related to proceeds from the sale of our international businesses in the U.K. and Germany in 2019, partially offset by a decrease in the acquisition of intangible assets and a decrease in purchases of property, plant and equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities was $143 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of $39 million for the nine months ended September 30, 2019.  The change was primarily attributable to the net proceeds from a $180 million term loan associated with the Acquisitions and a decrease in tax distributions to non-controlling interests.
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

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Rondo Term Loan (1)	$175,500	$2,250	$18,000	$18,000	$137,250
Interest payments on Rondo Term Loan (2)	32,262	2,093	15,651	13,966	552
(1)Rondo Term loan relates to the Acquisitions.
(2)Interest on the Rondo Term Loan was calculated based on the applicable rate at September 30, 2020.
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
In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett. For the nine months ended September 30, 2019, $37 million (none in 2020) were expensed to cost of goods sold, as the Company sold Levothyroxine. As of December 31, 2018, the Company had a $4 million transition contract liability, which was fully settled in February 2019.
Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the Transition Period, which was fully settled in March 2020.
Outstanding Debt Obligations
Senior Secured Credit Facilities
On May 4, 2018 we entered into a senior credit agreement that provided a term loan (“Term Loan”) with a principal amount of $2.7 billion and an asset backed revolving credit facility (“Revolving Credit Facility”) under which the capacity for loans and letters of credit are up to a principal amount of $500 million, of which $498 million is available as of September 30, 2020

(principal amount of up to $25 million is available for letters of credit) (collectively, the "Senior Secured Credit Facilities"). The Term Loan is repayable in equal quarterly installments at a rate of 1.00% or the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at September 30, 2020. The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at September 30, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability.
The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. We pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At September 30, 2020, the Revolving Credit Facility commitment fee rate is 0.375% per annum.
During March 2020, as a precautionary measure to mitigate the uncertainty surrounding overall market liquidity due to COVID-19, we borrowed $300 million on the Revolving Credit Facility.  As of June 30, 2020, we repaid all $300 million of outstanding borrowings.
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At September 30, 2020, Amneal was in compliance with all covenants under the Senior Secured Credit Facilities.
Acquisition Financing – Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million.  The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at September 30, 2020 and matures on January 31, 2025.  The annual interest rate for borrowing under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At September 30, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.
A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At September 30, 2020, the Rondo Credit Facility commitment fee rate is 0.4% per annum.
The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/ or the interest rate may be increased.  At September 30, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.
Acquisition Financing – Notes Payable-Related Party
The Sellers Notes with a stated principal amount of $44 million and the Short-Term Sellers Note with a stated principal amount of $1 million were issued by Rondo or its subsidiary, Rondo Top Holdings, LLC, on January 31, 2020, the closing date of the Acquisitions. The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30,

2025. The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.  If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest on the Sellers Notes are satisfied no later than January 31, 2030 or earlier, upon a change in control.  The Short-Term Sellers Note is also unsecured and accrues interest at a rate of 1.6% and is due on January 31, 2021.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Except for the broad effects of COVID-19 on the global economy and major financial markets during the three and nine months ended September 30, 2020, there has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of AvKARE, LLC and R&S Northeast LLC from its evaluation of the effectiveness of our disclosure controls and procedures. We acquired AvKARE, LLC and R&S Northeast LLC on January 31, 2020. AvKARE, LLC and R&S Northeast LLC represented approximately 9% of our consolidated total assets and 17% of our consolidated net revenue as of and for the quarter ended September 30, 2020. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that due to the material weakness, described below, our disclosure controls and procedures were not effective as of September 30, 2020.

The material weakness in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), which we identified during the three months ended June 30, 2020, resulted from ineffective controls over cash disbursements. Specifically, we did not have adequate controls to prevent improper changes to banking information in our vendor master file, which allowed cash disbursements to be redirected from a vendor bank account to an unrelated bank account. In light of the material weakness, we performed additional analysis, including validating changes to vendor bank account information made during 2020, to ensure that the Company’s financial statements covered by this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired AvKARE, LLC and R&S Northeast LLC on January 31, 2020. We are in the process of reviewing the internal control structure of AvKARE, LLC and R&S Northeast LLC and, if necessary, will make appropriate changes as we integrate AvKARE, LLC and R&S Northeast LLC into our overall internal control over financial reporting process.
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
Item 1A.    Risk Factors
There have been no material changes to the disclosures presented in our 2019 Annual Report on Form 10-K under Item 1A. Risk Factors other than as updated in Part II, Item 1A. Risk Factors, of our subsequent Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Modification No. 1 to Employment Agreement, effective as of August 1, 2020, by and among Amneal Pharmaceuticals LLC, Amneal Holdings, LLC and Andrew Boyer * †

10.2	Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to Amneal’s Registration Statement on Form S-8 filed on August 17, 2020). †

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Stockholders' Equity for each of the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements. *

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)