Form 10-K
period 2020-12-31
Amneal Pharmaceuticals, Inc.
filed 2021-03-01
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 001-38485
Amneal Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
400 Crossing Boulevard, Bridgewater, NJ
(Address of principal executive offices)
32-0546926
(I.R.S. Employer Identification No.)
08807
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), was approximately $696,012,893.
As of February 12, 2021, there were 147,704,364 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2020 (the “2021 Proxy Statement”).

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and Amneal Pharmaceuticals, Inc.'s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; the Company’s strategy for growth; product development; regulatory approvals; market position and expenditures.

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

Summary of Material Risks

Risks and uncertainties that make an investment in the Company speculative or risky or that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, include, but are not limited to:

•the impact of the COVID-19 pandemic;
•the impact of global economic conditions;
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
•risks related to changes in the regulatory environment, including U.S. federal and state laws related to healthcare fraud abuse and health information privacy and security and changes in such laws;
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
•the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group; and
•such other factors as may be set forth elsewhere in this Annual Report on Form 10-K, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.

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

PART I.
Item 1. Business
Overview
Amneal Pharmaceuticals, Inc. (the "Company", “we,” “us,” or “our”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic and branded specialty pharmaceutical products across a broad array of dosage forms and therapeutic areas.
The Company is a Delaware corporation and was formed under the name Atlas Holdings, Inc. on October 4, 2017, for the purpose of facilitating the combination (the “Combination”) of Amneal Pharmaceuticals LLC (“Amneal”), a Delaware limited liability company, and Impax Laboratories, Inc. (“Impax”), a Delaware corporation. Prior to the Combination, Amneal was a privately held limited liability company with a portfolio of generic pharmaceutical products and Impax was a publicly held corporation with a portfolio of generic and branded specialty pharmaceutical products. On May 4, 2018, the Combination was completed and the Company changed its name from Atlas Holdings, Inc. to Amneal Pharmaceuticals, Inc.
As a result of the Combination, Impax became a Delaware limited liability company wholly owned by Amneal and Amneal became the operating company for the combined business. As of January 25, 2021, the group of stockholders who owned Amneal prior to the Combination (the “Amneal Group") held approximately 51% of the equity interests in Amneal, and the Company held the remaining 49% of the equity interests. Although the Company holds a minority economic interest in Amneal, as the managing member of Amneal, we conduct and exercise full control over all activities of Amneal. Accordingly, we report our financial results on a consolidated basis and report a non-controlling interest relating to the economic interest in Amneal not held by the Company. We treated Amneal as the accounting acquirer of Impax in the Combination, and thus the historical financial results of the Company for the periods prior to the closing of the Combination are the historical financial results of Amneal.
For more information about the Combination, refer to Note 1. Nature of Operations and Basis of Presentation to our consolidated financial statements.
On January 31, 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively, the “Acquisitions”). AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing. For more information about the Acquisitions, refer to Note 3. Acquisitions and Divestitures to our consolidated financial statements.
On January 11, 2021, the Company and Kashiv Biosciences, LLC (a related party, see Note 24. Related Party Transactions) entered into a definitive agreement under which Amneal will acquire a 98% interest in Kashiv Specialty Pharmaceuticals, LLC, a wholly-owned subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. See Note 28. Subsequent Events for additional information.
Segments of the Business
We have three reportable segments: (1) Generics, (2) Specialty, and (3) AvKARE. Prior to the Combination, Amneal had only a Generics segment and Impax had both a Generics and a Specialty segment. Therefore, our Generics segment is comprised of the generics businesses of Amneal and Impax, and our Specialty segment is comprised of the specialty business of Impax and the business of Gemini Laboratories LLC (“Gemini”), which we acquired on May 7, 2018. As a result of the Acquisitions, we added AvKARE as a third reportable segment.
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

Our Generics segment includes approximately 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these opportunities allows us to offer first-to-file ("FTF"), first-to-market ("FTM") and other high-value products. A generic pharmaceutical product is considered a FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Act, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. For all reasons other than statutory exclusivity, a generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. We define high-value products as products with three or fewer generic competitors at the time of launch. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As such, the timing of new product introductions can have a significant impact on our financial results. Market entry by additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of our control. Refer to "Pharmaceutical Approval Process in the United States," below, for more information.

As of December 31, 2020, our Generics segment had 111 products either approved but not yet launched or pending FDA approval and another 90 products in various stages of development. Over 60% of our total generic pipeline consists of what we believe to be potential FTF, FTM and high-value products. We have an integrated, team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities.
Our Generics segment had net sales of $1.3 billion, $1.3 billion and $1.4 billion and operating income (loss) of $189 million, $(133) million and $163 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system ("CNS") disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections, and Zomig® (zolmitriptan) products, for the treatment of migraine headaches, which is sold under a license agreement with AstraZeneca U.K. Limited.
For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. We expect to lose market exclusivity on Zomig® Spray on May 29, 2021 due to patent expiration.
Our Specialty segment had net sales of $356 million, $318 million and $224 million and operating income of $57 million, $43 million and $56 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, with a specific focus on serving the Department of Defense and the Department of Veterans Affairs.  AvKARE is a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, as well as medical and surgical products.  AvKARE is also a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers who are located throughout the United States of America focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
Our AvKARE segment had net sales of $294 million and an operating loss of $8 million for the year ended December 31, 2020. We did not have an AvKARE segment prior to the closing of the Acquisitions.
Geographic Areas
We operate in the United States, India, and Ireland. Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties.
Sales & Marketing and Customers
In the United States and the Commonwealth of Puerto Rico, we market our generics and specialty products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products are marketed to large group purchasing organizations ("GPOs") and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and occasionally directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail drug stores, independent pharmacies and managed care organizations, such as hospitals, nursing homes, health maintenance organizations, clinics, pharmacy benefit management companies and mail-order customers. Our Specialty segment, which promotes branded pharmaceutical products, employs a team of dedicated field based sales representatives to engage in the direct marketing and promotion of our branded products to physicians and healthcare providers, primarily in CNS and Endocrinology.
We currently have over 1,000 customers (including over 800 customers specific to our AvKARE segment), some of which are part of large purchasing groups. For the year ended December 31, 2020, on a consolidated basis, our three largest customers accounted for approximately 83% of our gross revenue, broken out as follows: AmerisourceBergen Corporation 33%, Cardinal Health, Inc. 25%, and McKesson Drug Co. 25%.
We have no long-term agreements that guarantee future business with any of our major customers and the loss of or substantial reduction in orders from any one or more of these customers could have a material adverse effect on our operating results, future prospects and financial condition.
Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we do. Competing manufacturers of generic pharmaceutical products create value for our customers by offering substitutes for branded pharmaceutical products at significantly lower prices, and at times we may not be able to differentiate our product offerings from those of our competitors, successfully formulate and bring to market new products that are less expensive than those of our competitors or offer commercial terms as favorable as those of our competitors. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Mylan N.V., Endo International plc, Sandoz International GmbH, Pfizer Inc., Fresenius Kabi KGAa, Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Hikma Pharmaceuticals PLC, Dr. Reddy's Laboratories Ltd., and Aurobindo Pharma Limited.
By focusing on our high-value products with complex dosage forms and high barriers to entry, as well as taking advantage of our vertically integrated supply chain and selective use of internal API, we aim to manufacture more profitable products relative to our competition. However, this or any future strategy may not enable us to compete successfully in the generic pharmaceutical industry.
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
Additionally, consolidation among wholesalers and retailers and the formation of GPOs has caused increased price competition in the generic pharmaceutical market. The downward price adjustments demanded by distributors of generic pharmaceutical products have reduced revenue and average product gross margin across the industry. Should these price reductions continue or even increase, it could have a material adverse effect on our revenue and gross margin.  Further, even if we reduce the prices we charge our customers, that does not ensure that the prices consumers pay for those drugs will be similarly reduced.
The main competitive factors in the generic pharmaceutical market include:
•a generic pharmaceutical products manufacturer’s ability to rapidly develop and obtain regulatory approval for and supply commercial quantities of generic pharmaceutical products;
•the introduction of other generic pharmaceutical manufacturers’ products in direct competition with our products;
•the introduction of authorized generic pharmaceutical products in direct competition with our products;
•consolidation among our customers and the formation of buyer consortia;
•pricing pressures by competitors and customers, even if similar price savings are not passed on to consumers;
•product quality of our generic pharmaceutical competitors;
•our and our competitors’ breadth of product offerings across its portfolio;
•our ability and the ability of our generic pharmaceutical competitors to quickly enter the market after the expiration of patents or statutory exclusivity periods, limiting the extent and duration of profitability for our products;
•the willingness of our customers to switch their source of supply of products among various generic pharmaceutical competitors;
•the ability of our generic pharmaceutical competitors to identify and market niche products;
•our and our competitors’ level of service (including maintenance of inventories for timely delivery) and reputation as a reliable developer and manufacturer of generic pharmaceutical products; and
•product appearance and labeling for our products and those of our competitors.
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
Research and Development
Research and development ("R&D") activities represent a significant part of our business. Research and development expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy, if applicable, and regulatory compliance prior to launch. We are committed to investing in R&D with the aim of delivering high quality and innovative products. For the years ended December 31, 2020, 2019 and 2018, our R&D expense was $180 million, $188 million and $194 million, respectively.
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
Manufacturing and Distribution
We have a network of manufacturing sites and co-located R&D centers within the United States, India and Ireland, with broad dosage capabilities. We also have a distribution center for our Generics and Specialty products in Glasgow, Kentucky and a packaging center in East Hanover, New Jersey. We manufacture the majority of our Generics products internally; of these products, for the year ended December 31, 2020, those manufactured in our U.S. facilities contributed 47% of Generics product net revenue compared to 26% for those manufactured in India. We rely on third-party manufacturers to supply a small number of products in our Generics portfolio representing approximately 27% of our Generic's net revenue for the year ended December 31, 2020.  Most of our Specialty products are manufactured by third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the overall cost of manufacturing for our products and gives us greater control over our supply chain.
Our AvKARE distribution centers are located in Fountain Run, Kentucky and Philadelphia, Pennsylvania.
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
•Laboratory and clinical tests;
•Submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;
•Adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;
•Submission of a NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters such as manufacturing and quality assurance;
•Scale-up to commercial manufacturing; and
•FDA approval of a NDA.
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
Abbreviated New Drug Application
For a generic version of an approved drug (in other words, a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product), the FDA requires only an abbreviated new drug application that ordinarily need not include clinical studies demonstrating safety and efficacy. An ANDA typically requires only data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. In July 2012, GDUFA was enacted into law. The GDUFA legislation implemented fees for new ANDA applications, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDA applications pending approval as of October 1, 2012. In return, the program was intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA application not “substantially complete” until the fee is paid. Prior to the implementation of GDUFA, the FDA took an average of approximately 32-34 months to approve an ANDA. Following the implementation of GDUFA, the FDA’s stated internal goal for ANDAs was to have a “first-action” goal date within 15 months of submission on 75% of submitted ANDAs. The “first-action” goal date is referred to by the FDA as the date in which the FDA takes a first action on an application by either granting approval or tentative approval or in the event of deficiencies, identifying those deficiencies in a complete response letter or in a refusal to receive the application.

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
Current Good Manufacturing Practices ("cGMP")
In order to obtain FDA approval for its products, a pharmaceutical manufacturer must demonstrate that its facilities comply with cGMP regulations. The manufacturer is required to comply with cGMP standards at all times during the production and processing of pharmaceuticals, and the FDA may inspect the manufacturer’s sites at any time to ensure compliance.
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
Patent Provisions
A branded pharmaceutical product is usually protected under patents granted by the U.S. Patent and Trademark Office that allow only the pharmaceutical company that developed the pharmaceutical product to market and sell such product. For a generic pharmaceutical manufacturer to introduce a generic version of a referenced branded pharmaceutical product, it must submit to the FDA an ANDA with a certification stating one of the following:
•Paragraph I: That the required patent information relating to the patent for the referenced branded pharmaceutical product has not been filed;
•Paragraph II: That the patent for the referenced branded pharmaceutical product has expired;
•Paragraph III: That the patent for the referenced branded pharmaceutical product will expire on a particular date; or
•Paragraph IV: That the patent for the referenced branded pharmaceutical product is invalid and/or will not be infringed by the pharmaceutical product for which approval is being sought
Filing an ANDA with certifications under Paragraph I or II, referenced above, permits the ANDA to be approved immediately, if it is otherwise eligible. Filing an ANDA with certifications under Paragraph III, referenced above, indicates that the ANDA may be approved on the expiration date of the referenced branded pharmaceutical product’s patent. Under Paragraph IV, referenced above, a generic pharmaceutical manufacturer can challenge the patent of the branded referenced pharmaceutical product.
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
Pharmaceutical Pedigree Laws
Various pharmaceutical pedigree laws, such as the Drug Supply Chain Security Act enacted in 2014, require the tracking of all transactions involving prescription pharmaceutical products from the manufacturer to the dispensary (e.g., pharmacy). Compliance with such laws requires extensive tracking systems and tight coordination with customers and manufacturers. While we believe that we currently fully comply with these laws and we intend to do so in the future, such legislation and government enforcement regarding these laws is constantly evolving. Failure to comply could result in fines, penalties or loss of business that could have a material adverse effect on our financial results.
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
Other Regulatory Requirements
We are subject to the Maximum Allowable Cost Regulations, which limit reimbursements for certain generic prescription drugs under Medicare, Medicaid, and other programs to the lowest price at which these drugs are generally available. In many instances, only generic prescription drugs fall within the regulations’ limits. Generally, the pricing and promotion of, method of reimbursement and fixing of reimbursement levels for, and the reporting to federal and state agencies relating to drug products is under active review by federal, state and local governmental entities, as well as by private third-party reimbursors and individuals under whistleblower statutes. At present, the DOJ and U.S. Attorneys Offices and State Attorneys General have initiated investigations, reviews, and litigation into industry-wide pharmaceutical pricing and promotional practices, and whistleblowers have filed qui tam suits. We cannot predict the results of those reviews, investigations, and litigation, or their impact on our business. For further detail, see Note 21. Commitments and Contingencies to our consolidated financial statements.
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
We estimate the likely market exclusivity period for each of our branded products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of our branded products with certainty because of the complex interaction between patent and regulatory forms of exclusivity, and inherent uncertainties concerning patent litigation. We cannot assure that a particular product will enjoy market exclusivity for the full period of time that we currently estimate or that the exclusivity will be limited to the estimate.
In addition to patents and regulatory forms of exclusivity, we also market products with trademarks. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely.
Seasonality
Consistent with the United States pharmaceutical industry trends, the first quarter of each year, excluding the impact of the COVID-19 pandemic, is typically our lowest revenue quarter in the year. Certain products of our portfolio are specifically affected by seasonality. For example, sales of oseltamivir correlate with flu seasonality and sales of Adrenaclick® (epinephrine injection, USP auto-injector) correlate with allergy seasonality. The seasonal impact of these particular products may affect a quarterly comparison within any fiscal year.
Human Capital
We have always operated the Company from a people-first mindset, recognizing that it is our people who generate ideas, operate machinery and deliver success. Since our founding in 2002, we have focused on recruiting, empowering and rewarding employees who are passionately engaged in our mission to make healthy possible. As of December 31, 2020, we have approximately 6,000 employees, of whom approximately 2,300 are located in the United States and approximately 3,700 are located outside of the United States, primarily in India and Ireland. As a global employer, we hired a company-record 1,400+ employees in 2020, and global turnover was approximately 14%.
COVID-19
The importance of our mission was amplified during the COVID-19 pandemic, when the Company was designated an essential business. We immediately prioritized employee health and safety through quick and diligent planning, extensive health and safety protocols, enhanced employee benefits and remote/alternate work arrangements where possible. Thanks to these efforts and the determination of our teams, our employees continue to safely deliver medicines for patients. We are extremely proud of our employees, our commitment to health and safety, and our ongoing contributions to the U.S. healthcare system.
Culture
Our Rise, Lead, Succeed culture is central to uniting our global team and serving as a dynamic framework for driving, celebrating and rewarding individual and team performance. Every day, we foster an environment that encourages colleagues to bring their best selves to work and be actively engaged, offer new ideas, and deliver real results. Permeating our culture and day-to-day business operations is a steadfast commitment to ethics and compliance, which is guided by our Code of Conduct and championed by our executive management team.
Total Rewards
Our Total Rewards programs are industry competitive and designed to attract and retain the best and brightest talent. At the heart of our Total Rewards commitment is a broad, flexible and competitive benefits program that enables employees to choose the plans and coverage that meet their personal needs.
These robust programs, which vary by country, include basic and supplemental health and insurance benefits, health savings and flexible spending accounts, access to a personal health advocate, paid parental leave for birth, adoption or foster placement, family leave, employee assistance programs, travel assistance, tuition reimbursement assistance and retirement savings plans.
Our compensation program includes competitive base salaries, annual cash performance-based incentives and equity-based long-term incentive awards for eligible employees. Together, these programs play a key role in attracting and retaining key talent as well as rewarding performance and achievement.
Talent Development
We groom employees to continuously elevate their careers by offering opportunities to expand skills through robust experiences, organizational mentoring and a continuously evolving Learning & Development (L&D) platform. In late 2020, we began work on a dynamic Leadership Development Program focused on elevating leadership, enhancing team cohesion, strengthening strategic thinking and improving leadership autonomy. The program will also revolutionize our L&D platform, bolster social awareness and better prepare leaders to navigate the modern challenges and opportunities of our time.

Social Responsibility
We are engaged in giving back and encourage employees to actively support the vitality of our communities through various company-sponsored Social Responsibility commitments, including advocacy, employee volunteerism, fundraising and product donations. Key Corporate Social Responsibility commitments include longstanding partnerships with Dispensary of Hope, Americares, several U.S.-based Parkinson’s Disease advocacy organizations, Miles for Migraine, American Corporate Partners, and Toys for Tots, among others.
These are just some of our many human capital initiatives. Every year, we review and enhance these and other programs ensure that we are improving, staying competitive and putting our people at the center of our success.
For discussion of the risks relating to the attraction and retention of management and executive management employees, see “Part 1. Item 1A. Risk Factors.”
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

Risks Related to the COVID-19 Pandemic

The spread of the novel coronavirus (“COVID-19”) pandemic and other adverse public health developments could adversely affect our business and results of operations.

On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of non-essential services. These measures, though currently temporary in nature, may become more severe and continue indefinitely depending on the evolution of the COVID-19 pandemic. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. In addition, new strains of the virus appear to have increased transmissibility, which may complicate treatment and vaccination programs. Accordingly, concerns remain regarding additional surges of the pandemic or the expansion of the economic impact thereof, and the extent to which the COVID-19 pandemic may impact our future results of operations and financial condition.

We observed lost sales and experienced some supply and manufacturing interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. While manufacturing has resumed to levels around pre-COVID-19 levels, we may again experience supply chain constraints during subsequent waves of COVID-19 infections. Additionally, the COVID-19 pandemic has adversely impacted our sales and marketing and research and development operations. Subsequent waves of infections could adversely affect the Company's business, operating results or financial condition. The United States, India and China, three countries particularly hard hit by the pandemic, represent vital aspects of our direct and indirect supply chain and the United States is the largest end market for our products, representing the geographic source of almost our entire 2020 net revenue. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including requiring non-production employees to work remotely, suspending all non-essential travel worldwide, and restricting or prohibiting attendance at industry events and in-person work-related meetings. While these measures are temporary, they may continue until the pandemic is contained.

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

The COVID-19 pandemic has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, India and China, resulting in a significant deceleration of economic activity. This slowdown has reduced production, decreased the level of trade, and led to widespread corporate downsizing, causing a sharp increase in unemployment. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The volatility and uncertainty caused by the pandemic have adversely affected our stock price and may continue to do so. The impact of this pandemic on the U.S., Indian, Chinese and world economies is uncertain and, unless the pandemic is effectively contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

While we expect the COVID-19 pandemic and related events will have a negative effect on our business, the full extent and scope of the impact on national, regional and global markets and economies, and therefore our business and industry, is highly uncertain and cannot be predicted. Such impact on our business, operating results, cash flows and/or financial condition could be material.

Economic, Political and Financial Risks

Global economic conditions could harm us.

Global efforts to contain health care costs continue to exert pressure on product pricing and market access to pharmaceutical products. In many international markets, government-mandated pricing actions have reduced prices of patented drugs, and it is possible that the United States may adopt similar measures to reduce drug prices to consumers. Some countries may be subject to periods of financial instability, may have reduced resources to spend on healthcare or may be subject to economic sanctions, and our business in these countries may be disproportionately affected by these changes. Continued concerns about the systemic impact of potential geopolitical issues and economic policy uncertainty, particularly in areas in which we operate, could potentially cause economic and market instability in the future and could adversely affect our business, including our financial performance.

Challenging economic conditions could also result in tighter credit conditions. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which could adversely affect the ability of our third-party distributors, partners, manufacturers and suppliers to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations and adversely affect our financial performance.

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that may not turn out to be commercially advantageous, or may require additional debt or equity financing, which could increase our leverage and dilute equity holders.

While we regularly review the potential acquisition of technologies, products, product rights and complementary businesses and are currently evaluating, and intend to continue to evaluate, potential product and/or company acquisitions and other business development opportunities, we may not be able to identify suitable acquisition or investment candidates. In addition, to the extent that we do identify candidates that we believe to be suitable, we cannot provide any assurance that we will be able to reach an agreement with the selling party or parties or consummate the transaction on terms that are commercially advantageous to us or at all. If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, which may increase our leverage, or by issuing additional equity interests, which could dilute the holdings of our then-existing shareholders. If we require financing, we cannot provide any assurance that we will be able to obtain such financing when needed on acceptable terms or at all.

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

Our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, and, with respect to India, any reversal of India’s recent economic liberalization and deregulation policies, as well as social instability and other political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act ("FCPA"), the UK Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws.

We have increased exposure to tax liabilities, including foreign tax liabilities.

As a U.S. company with subsidiaries in, among other countries, India, Germany, Switzerland, Ireland and the U.K., we are subject to, or potentially subject to, income and other taxes in these jurisdictions as well as the United States. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross-border arrangements among foreign subsidiaries in relation to various aspects of our business, including research and development activities and manufacturing. Tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions. Any such challenges may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and may have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.

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

Generic pharmaceuticals have faced regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. If these trends continue or worsen, or if we experience further difficulty in this market or the Specialty market, our revenues and profits in our Generics and Specialty segments may continue to be affected adversely. Furthermore, stock market volatility, primarily due to COVID-19 in the first half of 2020, affected the Company's market capitalization significantly. A decline in our market capitalization, even if otherwise due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill in both our Generics and Specialty segments and cause the Company to conduct an interim impairment test. A determination that all or a portion of our goodwill or other intangible assets is impaired, although a non-cash charge against earnings, could have a material adverse effect on our results of operations and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of such internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act or the inability of our independent registered public accounting firm to express an opinion as to the effectiveness of our internal control over financial reporting could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our management or our independent registered public accounting firm may also identify material weaknesses in our internal control over financial reporting in the future. The existence of material weaknesses in internal control may result in current and potential stockholders and alliance and collaboration agreements’ partners losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreements’ partners.

In addition, our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our financial reporting obligations and our business, financial results and reputation could be harmed.

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

Uncertainty regarding the United Kingdom’s exit from the European Union may adversely affect our business.

In June 2016, a majority of British voters voted to exit the European Union in a referendum vote commonly referred to as “Brexit.” In March 2017, the British government delivered formal notice of the U.K.’s intention to leave the European Union, and on January 31, 2020, the U.K. left the European Union. On December 24, 2020, the U.K. and the European Union announced that they had reached a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the European Union (the “EU-UK Trade and Cooperation Agreement”) which was formally approved by the 27 member states of the European Union on December 29, 2020. The EU-UK Trade and Cooperation Agreement was formally approved by the U.K. parliament on December 30, 2020 and is expected to be formally ratified by the European Union parliament during the first quarter of 2021.

The EU-UK Trade and Cooperation Agreement provides clarity in respect of the intended shape of the future relationship between the U.K. and the European Union and some detailed matters of trade and cooperation. However, it remains unclear what general long-term economic, financial, trade and legal implications the U.K. withdrawal from the European Union will have and how the withdrawal and implications thereof will impact our business. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

Operational and Competitive Risks

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

Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent such development and commercialization. Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new products in a timely manner. We face several challenges when developing and commercializing new products, including:

•our ability to develop products in a timely and cost-efficient manner and in compliance with regulatory requirements, including delays associated with the FDA listing and approval process and our ability to obtain required regulatory approvals in a timely manner, or at all, and maintain such approvals if obtained;
•the success of our clinical testing process to ensure that new products are safe and effective or bioequivalent to the reference listed drug;
•the risk that any of our products presently under development, if and when fully developed and tested, will not perform as expected;
•the risk that legal action may be brought against our generic drug products by our branded drug product competitors, including patent infringement claims among others;
•the availability, on commercially reasonable terms, of raw materials, including APIs and other key ingredients necessary to the development of our drug products; and
•Our ability to scale-up manufacturing methods to successfully manufacture commercial quantities of drug product in compliance with regulatory requirements.

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

Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic drug products that are either the first-to-market (or among the first-to-market) or that otherwise can gain significant market share. The timeliness of our product introductions is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of the introduction of competing products. As additional distributors introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows, and product sales prices and gross margins decline, often significantly and rapidly, regardless of whether consumers ultimately pay less for the drug. Accordingly, our revenues and future profitability are dependent, in large part, upon our ability or the ability of our development partners to file ANDAs with the FDA in a timely and effective manner or, alternatively, to enter into contractual relationships with other parties that have obtained marketing exclusivity. We cannot provide any assurance that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful. If we or our development partners are unable to continue to timely and effectively file ANDAs with the FDA or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly, and our prospects and business may be materially adversely affected.

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

The pharmaceutical industry is highly competitive. The principal competitive factors in the pharmaceutical market include:
•introduction of other generic drug manufacturers’ products in direct competition with our generic drug products;
•introduction of authorized generic drug products in direct competition with our products, particularly during exclusivity periods;
•the ability of generic drug product competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits;
•consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups;
•the willingness of generic drug customers, including wholesale and retail customers, to switch among products of different pharmaceutical manufacturers;
•pricing pressures by competitors and customers, even if similar price savings are not passed on to consumers;
•a company’s reputation as a manufacturer and distributor of quality products;
•a company’s level of service (including maintaining sufficient inventory levels for timely deliveries);
•product appearance and labeling; and
•a company’s breadth of product offerings.

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

These companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs, especially lower-cost foreign jurisdictions. Any of these factors could result in reductions in our sales prices and gross margin. This price competition has led to an increase in demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of our generic drug products, as well as to pursue product opportunities with the potential for limited competition, such as high-barrier-to-entry first-to-file or first-to-market products. We cannot provide assurance, however, that this strategy will enable us to compete successfully in the generic drug product industry or that we will be able to develop and implement any new or additional viable strategies.

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

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. In fiscal 2020, we experienced significant competition with many of our generic products, and as a result, our revenue and gross margin from such products declined significantly. We cannot provide assurance that we will be able to continue to develop such products or that the number of our competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

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

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

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

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the DOJ issued subpoenas to pharmaceutical companies, including to the Company, seeking information about the sales, marketing and pricing of certain generic drugs. See Note 21. Commitments and Contingencies for additional information on the DOJ investigation. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2020, our significant product families accounted for 24% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

Even if we are able to obtain regulatory approvals for our new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:
•the availability of alternative products from our competitors;
•the prices of our products relative to those of our competitors;
•the timing of our market entry;

•the ability to market our products effectively at the retail level;
•the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and
•the acceptance of our products by government and private formularies.

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

We continually evaluate the performance of our products and may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that our decision to discontinue various products is prudent if market conditions change. In addition, we cannot assure you that the discontinuance of products will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. Furthermore, the discontinuance of existing products entails various risks, including, in the event that we decide to sell the discontinued product, the risk that we will not be able to find a purchaser for such products or that the purchase price obtained will not be equal to at least the book value of the net assets for such products. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from among our discontinued products, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of products, which could have a material adverse effect on our business, results of operations and financial condition.

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

The majority of our products are produced at a few locations, and a business interruption at one or more of these locations or within our supply chain could have a material adverse effect on our business, financial position and results of operations.

We produce the majority of the products that we manufacture at our manufacturing facilities in New York, New Jersey and India, as well as at certain third-party suppliers, one of which is located in Taiwan. Disruptions at these facilities or within our supply chain can occur for many reasons, including events unrelated to us or beyond our control, such as fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, pandemic diseases or viral contagions such as COVID-19, and acts of war or terrorism. Work stoppages, whether union-organized or not, can also disrupt operations. Business interruption could also be caused by compliance failures. A significant disruption at any of these facilities or otherwise within our supply chain, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis or at all, which could have a material adverse effect on our business, financial position and results of operations.

Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.
We currently have over 1,000 customers (including over 800 customers specific to our AvKARE segment), some of which are part of large purchasing groups.Our three largest customers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Drug Co., accounted for approximately 83%, 81% and 83% of total gross sales of products for the years ended December 31, 2020, 2019 and 2018, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition.

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

The bulk of the raw materials essential to our manufacturing business are purchased from third parties. If we experience supply interruptions or delays, or if a supplier discontinues the sale of certain products, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. For example, we may need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Any significant supply interruption could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations. To date, although we have experienced occasional interruptions in supplies, we have experienced no significant difficulties in obtaining raw materials. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. The amount of time required for the FDA to qualify a new supplier and confirm that our manufacturing processes meet the necessary standards could cause delays in the manufacturing and marketing of one or more of our products and could, depending on the particular product, have a material adverse effect on our results of operations and financial condition.

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

Brand drug companies often pursue strategies that may serve to prevent or delay competition from our generic alternatives to their branded products. These strategies include, but are not limited to:
•marketing an authorized generic version of a branded product at the same time that we introduce a generic equivalent of that product, directly or through agreement with a generic competitor;
•filing "citizen’s petitions" with the FDA to thwart generic competition by causing delays of our product approvals;
•using risk evaluation and mitigation strategies ("REMS"), related distribution restrictions or other means of limiting access to their branded products, to prevent us from obtaining product samples needed to conduct bioequivalence testing required for ANDA approval, thereby delaying or preventing us from obtaining FDA approval of a generic version of such branded products;

•seeking to secure patent protection of certain "Elements to Assure Safe Use" of a REMS program, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient, in an attempt to thwart our ability to avoid infringement of the patents in question or secure approval;
•seeking to establish regulatory and legal obstacles that would make it more difficult for us to demonstrate a generic product’s bioequivalence or "sameness" to the related branded product;
•initiating legislative and administrative efforts in various states to limit the substitution of generic versions of branded pharmaceutical products for the corresponding branded products;
•filing suits for patent infringement that automatically delay FDA approval of our generic products;
•introducing "next-generation" products prior to the expiration of market exclusivity for their branded product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;
•obtaining extensions of market exclusivity by conducting clinical trials of branded drugs in pediatric populations or by other methods as discussed below;
•persuading the FDA to withdraw the approval of branded drugs for which the associated patents are about to expire, thus allowing the brand company to develop and launch new patented products serving as substitutes for the withdrawn products;
•seeking to obtain new patents on drugs for which patent protection is about to expire;
•filing patent applications that are more complex and costly to challenge;
•seeking temporary restraining orders and injunctions against selling a generic equivalent of their branded product based on alleged misappropriation of trade secrets or breach of confidentiality obligations;
•seeking temporary restraining orders and injunctions against us after we have received final FDA approval for a product for which we are attempting to launch at-risk prior to resolution of related patent litigation;
•reducing the marketing of the branded product to healthcare providers, thereby reducing the branded drug’s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and
•converting branded prescription drugs that are facing potential generic competition to over-the-counter products, thereby significantly impeding the growth of the generic prescription market for such drugs.

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

There are a number of risks and uncertainties associated with clinical trials. The results of clinical trials may not be indicative of results that would be obtained from large scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless affect the clinical trial results. In addition, side effects experienced by the patients may cause delay of approval or limit the profile of an approved product. Moreover, our clinical trials may not demonstrate sufficient safety and efficacy to obtain approval from the FDA or foreign regulatory authorities. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Even if the FDA or foreign regulatory authorities approve certain products developed by us, we cannot provide assurance that such regulatory authorities will not subject marketing of such products to certain limits on indicated use.

Failure can occur at any time during the clinical trial process; in addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. The completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including:
•delays in patient enrollment, and variability in the number and types of patients available for clinical trials;
•regulators or institutional review boards may not allow us to commence or continue a clinical trial;
•our inability, or the inability of our partners, to manufacture or obtain from third parties materials sufficient to complete our clinical trials;
•delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;
•difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data;
•poor effectiveness of product candidates during clinical trials;
•safety issues, including adverse events associated with product candidates;
•the failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;
•governmental or regulatory delays or changes in regulatory requirements, policy and guidelines; and
•varying interpretation of data by the FDA or foreign regulatory authorities.

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

Legal and Regulatory Risks

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

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. The U.S. Department of Health and Human Services has declared the wide spread addiction to and abuse of such products a public health emergency, and in recent months, the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the DEA has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. State governments have also taken steps to impose surcharges or taxes on opioid manufacturers or distributors. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. See Note 21. Commitments and Contingencies - Prescription Opioid Litigation for more information regarding opioid-related litigation involving the Company.

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

The regulations applicable to us regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. As described in Note 21. Commitments and Contingencies, we and other pharmaceutical companies are defendants in a number of lawsuits filed by state attorneys general and have been notified of an investigation by the DOJ with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could adversely affect us and our business. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of error and misjudgment. Any governmental agencies that have commenced (or that may commence) an investigation of us could impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with respect to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

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

In January 2020, we completed the acquisition of AvKARE and R&S Northeast. For further details, see Note 3. Acquisitions and Divestitures. AvKARE generates a substantial amount of its net revenue from government contracts. Contracts with federal, state, and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance, and are subject to regular audits and investigations. Any failure by us to comply with the government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from future government business. Such failures could also cause reputational damage to our business. In addition, some of AvKARE’s contracts provide for termination by the government, without cause. If one or more of our government contracts is suspended or terminated or if we are suspended, debarred or otherwise restricted from future government work, our business, results of operations and financial condition could suffer.

Risks Related to Our Deferred Tax Assets and Tax Receivable Agreement

Although we have no net deferred tax assets as of December 31, 2020, if we determine in the future that we will not be able to fully utilize all or part of any net deferred tax assets recognized, we would record a valuation allowance through earnings in the period the determination was made, which could have an adverse effect on our results of operations and earnings.

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

In assessing the need for a valuation allowance, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. We estimated that as of December 31, 2019 we had generated a cumulative consolidated three-year pre-tax loss, which continued through December 31, 2020. As a result of the initial analysis and the continued quarterly and year-end analyses through December 31, 2020, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs and therefore, we have recorded and maintained a valuation allowance. As of December 31, 2020, this valuation allowance amounts to $423 million, and it reduces the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
Our Tax Receivable Agreement with APHC Holdings, LLC (formerly known as Amneal Holdings LLC) dated May 4, 2018 (the "Tax Receivable Agreement") requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to the Tax Receivable Agreement ("TRA") with APHC Holdings, LLC (formerly known as Amneal Holdings LLC), which we refer to as "Holdings." Under the Tax Receivable Agreement, we will be required to make cash payments to Holdings and its permitted transferees equal to 85% of certain tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of redemptions or exchanges of Amneal common units and the corresponding number of shares of Class B Common Stock for Class A Common Stock by Holdings and its permitted transferees as set forth in the agreement. We expect that the amount of the cash payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us to Holdings or its permitted transferees under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

As discussed in Note 8, Income Taxes we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the Tax Receivable Agreement and, therefore, reversed the liability under the Tax Receivable Agreement related to the tax savings we may realize from common units sold or exchanged through December 31, 2019 and continued to record no liability through December 31, 2020. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, we will record liabilities under the Tax Receivable Agreement of up to an additional $206 million as a result of basis adjustments under Internal Revenue Code Section 754, which will be recorded through charges to our consolidated statement of operations. We reversed the accrued TRA liability of $193 million, which resulted in a gain recorded in other income (expense), net for the year ended December 31, 2019. As of December 31, 2020, no additional TRA liability has been accrued. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the Tax Receivable Agreement. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting Tax Receivable Agreement payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted as results of these matters.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to December 31, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service or another tax authority may challenge all or part of the tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially adversely affect a recipient’s rights or obligations (including the amount or timing of payments) under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent of Holdings. We will not be reimbursed for any cash payments previously made to Holdings or its permitted transferees under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to Holdings or its permitted transferees are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to Holdings or its permitted transferees will be netted against any future cash payments that we might otherwise be required to make to Holdings or its permitted transferees under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to Holdings or its permitted transferees for a number of years following the initial time of such payment. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we ultimately realize in respect of the tax attributes with respect to Holdings or its permitted transferees.

Intellectual Property and Licensing Risks

Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies' listed patents and/or their applicability to our generic pharmaceutical products, as well as patent infringement litigation in which generic companies challenge the validity or enforceability of our patents and/or their applicability to their generic pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs for their review. The FTC has publicly stated that, in its view, some of the brand-generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that "reverse payment" settlement agreements between brand and generic companies could violate antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the "Rule of Reason." It is currently uncertain the effect the Supreme Court’s decision will have on our existing settlement agreements or its impact on our ability to enter into such settlement agreements in the future. The Supreme Court’s decision may result in heightened scrutiny from the FTC of such settlement agreements, and we may become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, may also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, or others, such as customers, may commence an action against us alleging violations of the antitrust laws. Such settlement agreements may further expose us to claims by purchasers of the products for unlawfully inhibiting competition. We have been involved in private antitrust actions involving certain settlement agreements as described in Note 21. Commitments and Contingencies - Other Litigation Related to the Company's Business.

Antitrust investigations and claims are generally expensive and time consuming, and we can give no assurance as to the timing or outcome of such investigations or claims or of any future private litigation or government action alleging that one of our settlement agreements violates antitrust laws. The impact of federal regulation of arrangements between manufacturers of brand and generic products, further legislation and the potential for private-party lawsuits associated with such arrangements could adversely affect our business.

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

Companies that produce branded pharmaceutical products routinely bring litigation against ANDA filers or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products alleging patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If valid and enforceable patents are infringed by our products, we would need to delay selling the infringing generic product unless we could obtain a license from the patent holder, and, if we were already selling the infringing product, cease selling and potentially destroy existing product stock.

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

We have a substantial amount of indebtedness. In order to finance the Combination, during the year ended December 31, 2018, we borrowed an aggregate principal amount of $2.7 billion under a senior secured term loan (the “Term Loan”) due May 2025 and entered into a new senior secured asset based revolving credit facility (“Revolving Credit Facility”) with borrowing capacity of up to $495 million, under which no amounts were drawn and outstanding as of December 31, 2020. The net proceeds from the term loan were used to finance in part the Combination, to pay off certain existing indebtedness of Amneal and Impax and to pay fees and expenses related to the foregoing. For additional details of our debt, see Note 17. Debt.

Our substantial level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;
•expose us to interest rate fluctuations because the interest on certain debt under the credit facilities is imposed at variable rates;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow for operations and other purposes;
•make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•limit our ability to refinance indebtedness or increase the associated costs;
•require us to sell assets to reduce debt or influence the decision about whether to do so;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business; and
•place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturn.

In addition, our borrowings under our Term Loan and Revolving Credit Facility bear a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Term Loan and Revolving Credit Facility.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2020, we had approximately $2.8 billion of total indebtedness. Related to our Term Loan, the Company was required to calculate the amount of excess cash flows based on its results for the year ended December 31, 2020. As a result, the Company expects to make a payment of $14 million in March 2021 to satisfy the excess cash flow requirements, in addition to our normal principal payments. Accordingly, we expect to make $41 million in principal payments and make interest payment payments totaling $112 million during 2021 related to our Term Loan. Related to our Rondo Term Loan, we expect to make $9 million principal payments and make interest payments totaling $6 million during 2021. See Note 17. Debt for more information.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•our debt holders could declare all outstanding principal and interest to be due and payable;
•the lenders under our credit agreements could terminate their commitments to lend us money; and
•we could be forced into bankruptcy or liquidation.

The terms of our credit agreements restrict our operations, particularly our ability to respond to changes or to take certain actions.

Our credit agreements contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on the ability to:
•incur additional indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses conducted by us;
•enter into agreements restricting subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.

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

•limited in how we conduct business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

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

Future sales of shares by the Amneal Group could cause our Class A Common Stock price to decline.

The majority of our Common Stock is held by the Amneal Group and is eligible for sale or transfer (subject to certain continuing restrictions). The Amneal Group may elect to sell their shares. If some or all of these shares are sold, or if it is perceived that they will be sold, the trading price of our Class A Common Stock could decline.

We are controlled by the Amneal Group. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of December 31, 2020, the Amneal Group controlled the majority of the voting power of all of our outstanding shares of common stock. Accordingly, the Amneal Group has substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. This concentrated control could discourage a potential investor from seeking to acquire Class A Common Stock and, as a result, might harm the market price of that Class A Common Stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and the Company’s Second Amended and Restated Stockholders Agreement, dated December 16, 2017 (as amended to date, the “Stockholders Agreement”), the Amneal Group has the ability to designate and elect a majority of our board of directors. As of December 31, 2020, six out of ten members of our board of directors, have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse such interests.

In the ordinary course of their business activities, the Amneal Group and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. Our certificate of incorporation provides that the Amneal Group and their affiliates have no duty to refrain from engaging in the same business activities or similar business activities or lines of business in which we operate. The Amneal Group and their affiliates also may pursue business opportunities with any of our clients, customers or vendors. that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The Amneal Group could also transfer control of us to a third party by transferring its shares. In addition, the Company believes members of the Amneal Group have pledged Amneal Common Units and the corresponding shares of Class B Common Stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. In connection with these arrangements, the Company has entered into agreements with certain Amneal Group members and the lending institutions to whom their securities may be pledged. Because of the recent drop in our stock price, the value of pledged Amneal securities has decreased, which could increase the likelihood of a margin call on a pledge of Amneal securities. The voluntary or forced sale of some or all of these units or shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business. Similarly, a voluntary or forced sale could cause the Company to lose its “controlled company” status under the New York Stock Exchange listing requirements, which would require us to comply over a transition period with certain corporate governance requirements from which we are currently exempt, including having a fully independent compensation committee. If all of the Amneal Common Units and corresponding shares of Class B stock were pledged to secure borrowings, a complete foreclosure could result in a change of control.

Our charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or our current or former directors, officers or employees.

Our charter provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of fiduciary duty owed by any of our current or former director or officer to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our charter or bylaws or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits against us and our current or former directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. The choice of forum provision in our charter will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Amneal owns or leases numerous properties in domestic and foreign locations. Amneal’s principal properties include manufacturing facilities, R&D laboratories, warehouses, and corporate offices. Amneal also has numerous smaller facilities that include sales and support offices and storage facilities throughout the world. Our properties are generally used to support the operations of Generics, Specialty and AvKARE.
Our significant properties are as follows:

Property Address	Legal Status	Purpose
400 Crossing Boulevard, Bridgewater, New Jersey	Leased	Executive Office
118 Beaver Trail, Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
40 Aberdeen Drive, Glasgow, Kentucky	Leased	Warehouse
19 Nichols Drive, Yaphank, New York	Leased	Warehouse
115 Carroll Knicely Drive, Glasgow, Kentucky	Owned	Warehouse
21 Colonial Drive, Piscataway, New Jersey	Leased	Warehouse
41-49 Colonial Drive, Piscataway, New Jersey	Leased	Manufacturing
1045 Centennial Ave, Piscataway, New Jersey	Leased	R&D, manufacturing
131 Chambersbrook Rd., Branchburg, New Jersey	Leased	Manufacturing
65 Readington, Branchburg, New Jersey	Leased	Manufacturing
1 New England Avenue, Piscataway, New Jersey	Leased	Manufacturing
19 Readington Road, Branchburg, New Jersey	Leased	Warehouse
1 Murray Road, East Hanover, New Jersey	Leased	Packaging
50 Horseblock Road, (Yaphank) Brookhaven, New York	Leased	Manufacturing, R&D, Quality and Regulatory
615 North First Street, Pulaski, TN	Leased	Warehouse and office space
10049 Sandmeyer Lane, Philadelphia, PA	Leased	Warehouse and office space
8407 Austin Tracy Road, Fountain Run, KY	Leased	Warehouse and office space
Cahir Road, Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
881/1 and 871, Near Hotel Karnavati, Vill Rajoda, Tal Bavla, Ahmedabad—380001, India	Owned	Oral Solids Manufacturing and R&D
Plot No 15-16-17, Pharmasez, Sarkhej Balva Highway NH No. 8A Village Matoda, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Magnet Park, Corporate House No 18, Sarkhej Gandhinagar Highway, Thaltej, Ahmedabad, India	Leased	R&D (Injectables), Corporate Office
Plot No 99, Gallops Industrial Park, Village Rajoda, Bavla, Ahmedabad 382 220, India	Leased	Additional Warehouse for OSD
901-905, 906-910& 911 Iscon Elegance, S.G.Highway, Ahmedabad, India	Leased	Corporate Office
63, Silver Industrial Estate, B/H JP Cold Storage, Village-Moraiya, Tal-Sanand, Dist Ahmedabad, India	Leased	Warehouse
72, Silver Industrial Estate, B/H JP Cold Storage, Village-Moraiya, Tal-Sanand, Dist Ahmedabad, India	Leased	Warehouse
Plot S3, S4 & S5 -A, TSIIC,Sez, Jadcherla Telangana Mahabubnagar 509302, India	Leased	Oncology R&D and Manufacturing
Plot No 68 SY No 60,62&63 Ofe Bonamgi Revenue Village Parawada Mandal AP 008 Visakhapatam Apandhra Pradesh, 530001, India	Owned	API Manufacturing and R&D
Plot No Z/111/A Dahej Sez, Part II Dahej, Gujarat Bharuch-392110, India	Leased	API Manufacturing
House No. 19, Magnet Corporate Park, Nr. Sola Bridge, S.G.Highway, Ahmedabad 380054, India	Leased	R&D
Survey No. 506, At Palli, Sachana-Kalyanpura Road, Taluka – Kadi, Dist – Mehsana – 382165, India	Owned	Injectables Manufacturing

Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 21. Commitments and Contingencies and is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The principal market for our Class A Common Stock is the New York Stock Exchange ("NYSE"). Our Class A Common Stock has been traded on the NYSE under the symbol "AMRX" since it began trading on May 7, 2018. According to the records of our transfer agent, we had 188 holders of record of our Class A Common Stock as of February 12, 2021. A substantially greater number of holders of our Class A Common Stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of February 12, 2021, there were 32 record holders of our Class B Common Stock. All of our issued and outstanding Class B Common Stock is held by the Amneal Group.  Our Class B Common Stock is not listed nor traded on any stock exchange.
Performance Graph
Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Dow Jones U.S. Pharmaceuticals Index for the period from May 7, 2018, to December 31, 2020, assuming the investment of $100 on May 7, 2018, and the reinvestment of dividends. The Class A Common Stock price performance shown on the graph only reflects the change in our Class A Common Stock price relative to the noted indices and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE RETURN SINCE THE COMBINATION AMONG AMNEAL PHARMACEUTICALS, INC.,RUSSEL 2000 INDEX, NEW YORK STOCK EXCHANGE COMPOSITE TOTAL RETURNS AND DOW JONES PHARMACEUTICALS INDEX

Amneal Pharmaceuticals, Inc
NYSE Composite Total Returns
Russell 2000 Index
DJ US Pharmaceuticals Index
DOLLARS
160
140
120
100
80
60
40
20
0
5/7/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020

Dividends
We have never paid cash dividends on any series of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business or to reduce our debt.

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

(In thousands, except per share data)	Years Ended December 31,
Statements of Operations Data:	2020 (1)(2)(3)	2019 (4)(5)	2018 (6)(7)(8)	2017	2016
Net revenue	$1,992,523	$1,626,373	$1,662,991	$1,033,654	$1,018,225
Cost of goods sold	1,329,551	1,147,214	938,773	507,476	420,770
Cost of goods sold impairment charges	34,579	126,162	7,815	—	—
Research and development and intellectual property legal development expenses	190,585	202,287	210,451	191,938	204,747
In-process research and development impairment charges	2,680	46,619	39,259	—	—
Operating income (loss)	91,155	(248,682)	(19,673)	245,103	284,881
Net income (loss)	68,578	(603,573)	(201,303)	169,325	209,426
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$91,059	$(361,917)	$(20,920)	$—	$—
Per share data:
Net income (loss) per share — basic	$0.62	$(2.74)	$(0.16)
Net income (loss) per share — diluted	$0.61	$(2.74)	$(0.16)

(In thousands)	As of December 31,
Balance Sheet Data:	2020 (1)	2019	2018 (6)	2017	2016
Cash and cash equivalents	$341,378	$151,197	$213,394	$74,166	$27,367
Working capital	874,637	659,804	732,794	475,050	501,041
Total assets	4,006,033	3,665,890	4,352,736	1,341,889	1,218,817
Long-term debt, net	2,735,264	2,609,046	2,630,598	1,355,274	1,119,268
Total liabilities	3,649,297	3,319,102	3,456,373	1,717,471	1,394,762
Redeemable non-controlling interest	11,804	—	—	—	—
Total stockholders' equity (deficit)	$344,932	$346,788	$896,363	$(375,582)	$(175,945)
(1)Operating results for 2020 included the results of operations of the Acquisitions subsequent to January 31, 2020, the closing date. For further information, see Note 3. Acquisitions and Divestitures.
(2)Operating income for 2020 included:
•$37 million of impairment charges related to intangible assets recognized in connection with the Combination, of which $34 million was recognized in cost of goods sold impairment charges and $3 million was recognized in in-process research and development impairment charges.  For more information, see Note 15. Goodwill and Intangible Assets.
•$9 million for acquisition, transaction-related and integration expenses primarily related to professional services fees (e.g., legal, investment banking and consulting) associated with the pending acquisition of a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (see Note 28. Subsequent Events), systems integrations associated with the Combination and integration activities associated with the Acquisitions. For more information, see Note 3. Acquisitions and Divestitures and Note 7. Acquisition, Transaction-Related and Integration Expenses.

(3)Net income for 2020 included:
•Incremental interest expense for additional long-term debt and notes payable - related party incurred as a result of the Acquisitions. For more information, see Note 17. Debt.
•$110 million income tax benefit from the carryback of U.S. Federal net operating losses under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), plus related interest of approximately $4 million. For more information, see Note 8. Income Taxes.
(4)Operating loss for 2019 included:
•$173 million of charges, primarily for the impairment of intangible assets recognized in connection with the Combination, of which $126 million was recognized in cost of goods sold impairment charges and $47 million was recognized in in-process research and development impairment charges.  For more information, see Note 15. Goodwill and Intangible Assets.
•$71 million of incremental amortization expense in association with the timing of the Combination.
•$34 million for restructuring and other charges, of which $22 million was for employee separation and $12 million was for asset-related charges. For more information, see Note 6. Restructuring and Other Charges.
•$16 million for acquisition, transaction-related and integration expenses primarily related to the Combination. For more information, see Note 7. Acquisition, Transaction-Related and Integration Expenses.
(5)Net loss for 2019 included:
•$383 million for the provision of income taxes, of which a $425 million valuation allowance was included in the tax provision to reduce the carrying value of our gross deferred tax assets to zero.
•$193 million of gain for the reversal of the accrued tax receivable agreement liability.
•Incremental interest expense for annualization of additional long-term debt incurred as a result of the Combination.
(6)Operating results for 2018 included the results of operations of Impax and Gemini subsequent to the transaction closing dates of May 4, 2018 and May 7, 2018, respectively. For more information, see Note 1. Nature of Operations and Basis of Presentation and Note 3. Acquisitions and Divestitures.
(7)Operating loss for 2018 included:
•$222 million for acquisition, transaction-related and integration expenses related to the Combination, including $35 million for professional service fees (e.g., legal, investment banking and accounting), information technology systems conversions, and contract termination/renegotiation costs, $159 million for the accelerated vesting of certain of Amneal's profit participation units that occurred prior to the closing of the Combination, and $28 million for a transaction-related bonus. For more information, see Note 7. Acquisition, Transaction-Related and Integration Expenses.
•$56 million for restructuring charges related to the Combination, of which $45 million was for employee separation and $11 million was for asset-related charges. For more information, see Note 6. Restructuring and Other Charges.
•$47 million for impairment of intangible assets recognized in connection with the Combination, of which $8 million was recognized in cost of goods sold and $39 million was recognized in in-process research and development. For more information, see Note 15. Goodwill and Intangible Assets.
(8)Net loss for 2018 includes:
•Incremental interest expense for additional long-term debt incurred as a result of the Combination and a $20 million charge for the loss on extinguishment of debt.

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
For a discussion of our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Results of Operations” and “Liquidity and Capital Resources” under Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K, which discussion is incorporated herein by reference.
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
On January 31, 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”).  As a result of the AvKARE, LLC and R&S acquisitions (the “Acquisitions”), we now have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes approximately 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and / or pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.
We focus on developing products with substantial barriers-to-entry as a result of complex drug formulations or manufacturing, legal and/or regulatory challenges. We believe that focusing on these opportunities allows us to offer first-to-file ("FTF"), first-to-market ("FTM") and other "high-value" products, which we define as products with zero to three generic competitors at time of launch. These products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As of December 31, 2020, our Generics segment had 111 products either approved but not yet launched or pending FDA approval and another 90 products in various stages of development. Over 60% of our total generic pipeline consists of what we believe to be potential FTF, FTM and high-value products.
Specialty
Specialty is comprised of the Impax specialty business acquired in the Combination and the Gemini Laboratories LLC ("Gemini") business acquired on May 7, 2018. Refer to Note 3. Acquisitions and Divestitures for further information related to the Combination and the Gemini acquisition. Prior to these two transactions, we did not have a Specialty segment.

Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system ("CNS") disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections, and Zomig® (zolmitriptan) products, for the treatment of migraine headaches, which is sold under a license agreement with AstraZeneca U.K. Limited. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies. Effective during the three months ended September 2019, the operating results for oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.
For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales.
AvKARE
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
The Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to Item 1. Business and Item 1A. Risk Factors in this Form 10-K.
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

We observed lost sales and some supply interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. While manufacturing has resumed to levels around pre-COVID-19, we may again experience supply chain constraints at our New York, New Jersey, India or other facilities during subsequent waves of COVID-19 infections. These potential supply chain disruptions may significantly impact our 2021 results of operations and cash flows.   As noted in Item 2. Properties, several of our key domestic manufacturing, packaging, and facilities are located in New York and New Jersey, two states with a high number of confirmed cases of COVID-19.
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
Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Net revenue	$1,992,523	$1,626,373
Cost of goods sold	1,329,551	1,147,214
Cost of goods sold impairment charges	34,579	126,162
Gross profit	628,393	352,997
Selling, general and administrative	326,727	289,598
Research and development	179,930	188,049
In-process research and development impairment charges	2,680	46,619
Acquisition, transaction-related and integration expenses	8,988	16,388
Restructuring and other charges	2,398	34,345
Charges related to legal matters, net	5,860	12,442
Intellectual property legal development expenses	10,655	14,238
Operating income (loss)	91,155	(248,682)
Gain from reduction of tax receivable agreement liability	—	192,884
Other expense, net	(126,935)	(164,444)
Total other (expense) income, net	(126,935)	28,440
Loss before income taxes	(35,780)	(220,242)
(Benefit from) provision for income taxes	(104,358)	383,331
Net income (loss)	$68,578	$(603,573)
Net Revenue
Net revenue for the year ended December 31, 2020 increased by 23%, or $366 million, to $2.0 billion compared to $1.6 billion for the year ended December 31, 2019.  The increase over the prior year was primarily attributable to $294 million in incremental revenue from our newly acquired AvKARE segment, $214 million from 2019 and 2020 new product launches in our Generics segment and $10 million primarily from volume increases in our Specialty segment, partially offset by erosion in our Generics segment from competition primarily related to Levothyroxine Sodium Tabs and Diclofenac Gel 1% and a $16 million decline from the divestitures of our international businesses, primarily in the U.K. and Germany.
Cost of Goods Sold and Gross Profit
Cost of goods sold, including impairment charges, increased 7%, or $91 million, to $1.4 billion for the year ended December 31, 2020 as compared to $1.3 billion for the year ended December 31, 2019. The increase in cost of goods sold was primarily attributable to $242 million in incremental cost of goods sold from our newly acquired AvKARE segment and cost of goods sold related to new product launches of $74 million. These amounts were partially offset by a $92 million decrease in cost of goods sold impairment charges mainly in our Generics segment, a $36 million decrease in expenses related to the Levothyroxine transition agreement with Lannett Company ("Lannett"), a $19 million decline in inventory obsolescence, a $12 million decline associated with the divestitures of our international businesses primarily in the U.K. and Germany, a $9 million reduction in site closure and integration costs and better plant utilization and operating efficiencies in 2020.

Accordingly, gross profit for the year ended December 31, 2020 was $628 million or 32% of total revenues as compared to gross profit of $353 million or 22% of total revenues for the year ended December 31, 2019. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the factors described above.
Selling, General and Administrative
Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2020 were $327 million, as compared to $290 million for the year ended December 31, 2019. The $37 million increase was primarily due to $59 million in incremental expenses related to our newly acquired AvKARE segment, partially offset by cost savings associated with our restructuring and integration programs, as well as efficient cost management efforts.
Research and Development
Research and development expenses for the year ended December 31, 2020 were $180 million, as compared to $188 million for the year ended December 31, 2019. The $8 million decrease was primarily attributable to cost savings in our Generics segment associated with the Company’s restructuring programs and the timing of expenses in 2020 due to delayed spending as a result of COVID-19, partially offset by a $6 million increase in milestone achievements and upfront license payments with our development partners and increased spend within our Specialty segment ongoing projects.
In-Process Research and Development Impairment Charges
We recognized in-process research and development ("IPR&D") impairment charges of $3 million for the year ended December 31, 2020, as compared to $47 million for the year ended December 31, 2019. The charges in 2020 were associated with four products in our Generics segment, three of which experienced significant price erosion, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of our development partner.
For the year ended December 31, 2019, the impairment charges were primarily associated with seven products in our Generics segment that were acquired as part of the Combination.  For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows. For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of significant price erosion for the products resulting in significantly lower than expected future cash flows.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $9 million for the year ended December 31, 2020, as compared to $16 million for the year ended December 31, 2019. During the year ended December 31, 2020, acquisition, transaction-related and integration expenses were primarily related to professional services fees (e.g., legal, investment banking and consulting) associated with the pending acquisition of a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (see Note 28. Subsequent Events), systems integrations associated with the Combination and integration activities associated with the Acquisitions. In comparison, acquisition, transaction-related and integration expenses for the prior year primarily related to the substantial completion of business integration activities related to the Combination during 2019.
Restructuring and Other Charges
On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350 by December 31, 2021, primarily by ceasing manufacturing at our Hauppauge, NY facility.
We recorded $2 million of restructuring and other charges for the year ended December 31, 2020, which primarily consisted of charges associated with cash severance and other benefits provided pursuant to our severance programs for former employees.  For the year ended December 31, 2019, we recorded $34 million in restructuring and other charges, which consisted of $12 million of property plant and equipment and right of use asset impairment charges primarily in connection with the planned closure of the Company’s Hauppauge, NY facility, employee restructuring separation charges of $11 million in connection with our severance programs for employees at our Hauppauge, NY, Hayward, CA and other facilities, and $11 million of other employee severance charges.

Charges Related to Legal Matters, Net
For the year ended December 31, 2020, we recorded a net charge of $6 million for commercial legal proceedings and claims, primarily related to our Generics segment.  For the year ended December 31, 2019, we recorded a net charge of $12 million primarily associated with a settlement agreement with Teva Pharmaceuticals related to our Generics segment. For further details, see Note 21. Commitments and Contingencies.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. For the year ended December 31, 2020, these expenses were $11 million as compared to $14 million for the year ended December 31, 2019.   The $3 million decrease was primarily associated with legal proceedings that were completed in the year ended December 31, 2019. For further details, see Note 21. Commitments and Contingencies.
Gain From Reduction of Tax Receivable Agreement Liability
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
During the year ended December 31, 2019, we recorded a $429 million valuation allowance to reduce our deferred tax assets (“DTAs”) to zero. In conjunction with the valuation allowance of our DTAs, we reversed the accrued TRA liability, which resulted in a $193 million gain to our statement of operations. For a further discussion, see Note 8. Income Taxes.
Other Expense, Net
Other expense, net was $127 million for the year ended December 31, 2020, as compared to $164 million for the year ended December 31, 2019. The decrease of $38 million was primarily attributable to a $22 million decline in interest expense as reductions in interest rates offset increased borrowings and a $21 million favorable foreign currency impact primarily associated with the strengthening of the euro and the Swiss franc relative to the U.S. dollar, partially offset by a $7 million unfavorable impact from divestitures.
(Benefit From) Provision For Income Taxes
The benefit from income taxes for the year ended December 31, 2020 was $104 million primarily resulting from a $110 million carryback of U.S. Federal net operating losses and $4 million of related interest under the CARES Act, of which we collected $110 million of cash during 2020.  The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  These DTAs had a 100% valuation allowance as of December 31, 2019.
The provision for income taxes for the year ended December 31, 2019 was $383 million, primarily resulting from a $425 million valuation allowance recorded on our DTAs. We recorded valuation allowances on our various DTAs on a jurisdictional basis after it was determined that it is more likely than not that our DTAs will not be realized.

Generics
The following table sets forth results of operations for our Generics segment for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Net revenue	$1,343,210	$1,308,843
Cost of goods sold	894,422	984,782
Cost of goods sold impairment charges	34,579	119,145
Gross profit	414,209	204,916
Selling, general and administrative	56,134	68,883
Research and development	150,068	172,196
In-process research and development impairment charges	2,680	46,619
Charges related to legal matters, net	5,610	12,442
Intellectual property legal development expenses	10,647	13,193
Other operating (income) expense, net	(286)	24,734
Operating income (loss)	$189,356	$(133,151)
Net Revenue
Generics net revenue was $1.3 billion for the year ended December 31, 2020, an increase of $34 million or 3% when compared with the same period in 2019. The year-over-year increase was primarily driven by 2019 and 2020 new product launches of $214 million, which included EluRyng and Sucralfate Oral Suspension, partially offset by a decline of $16 million due to the divestiture of our international businesses primarily in the U.K. and Germany in 2019, a $28 million decline related to the reclassification of Oxymorphone to Specialty mid-2019, and erosion in our existing business primarily from Levothyroxine Sodium Tabs and Diclofenac Gel 1% generic competition. Excluding the effect of the divestitures and reclassification of Oxymorphone, Generics revenues increased 6% year over year.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the year ended December 31, 2020 was $929 million, a decrease of $175 million or 16% as compared to the year ended December 31, 2019. The year-over-year decrease was primarily associated with an $85 million decline in intangible asset impairment charges.  Cost of goods sold was also favorably impacted by a $36 million decline of expenses related to the Levothyroxine transition agreement with Lannett, a $19 million decline in inventory related charges, a $17 million decline from the reclassification of Oxymorphone to our Specialty segment, a $12 million decline associated with the divestitures of our international businesses, primarily in the U.K and Germany, a $9 million decline in site closure expenses, a $10 million decline in amortization expense, and operating efficiencies and better plant utilization, partially offset by $74 million of incremental cost of goods sold from new product launches.
Generics gross profit for the year ended December 31, 2020 was $414 million or 31% as compared to gross profit of $205 million or 16% of total revenue for the year ended December 31, 2019. Generics gross profit as a percentage of sales increased compared to the prior year primarily as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A expenses for the year ended December 31, 2020 were $56 million, as compared to $69 million for the year ended December 31, 2019. The $13 million decrease year-over-year was primarily associated with cost savings initiatives associated with our restructuring and integration programs, efficient expense management and the timing of expenses in 2020 due to delayed spending as a result of COVID-19 as well as a reduction in international expenditures from the divested business.
Research and Development
Generics research and development expenses for the year ended December 31, 2020 were $150 million as compared to $172 million for the year ended December 31, 2019.  The $22 million year-over-year decrease was primarily associated with a $16 million reduction in project spend due to a shift in portfolio to Specialty, cost savings associated with our restructuring programs, and delays from COVID-19 and transitioning some third-party costs in-house.

In-Process Research and Development Impairment Charges
For the year ended December 31, 2020, we recognized IPR&D impairment charges of $3 million, associated with four products, three of which experienced significant price erosion, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of our development partner.
For the year ended December 31, 2019, we recognized IPR&D impairment charges of $47 million associated with six intangible assets that were partially impaired and one intangible asset that was fully impaired. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows. For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of significant price erosion for the products resulting in significantly lower than expected future cash flows.
Charges Related to Legal Matters, Net
For the year ended December 31, 2020, we recorded a net charge of $6 million for Generics commercial legal proceedings and claims. For the year ended December 31, 2019, we recorded a net charge of $12 million primarily associated with a Generics settlement agreement with Teva Pharmaceuticals.  For further details, see Note 21. Commitments and Contingencies.
Intellectual Property Legal Development Expenses
Generics intellectual property legal development expenses for the year ended December 31, 2020 were $11 million as compared to $13 million for the prior year period.  These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property.
Other Operating (Income) Expense, Net
Generics other operating income, net for the year ended December 31, 2020 was less than $1 million, as compared to $25 million of other operating expense, net for the year ended December 31, 2019.  The $26 million year-over-year decrease was primarily related to integration expenses associated with the Combination in 2019, during which substantially all of the business integration activities related to that transaction were completed.
Specialty
The following table sets forth results of operations for our Specialty segment for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Net revenue	$355,567	$317,530
Cost of goods sold	192,910	162,432
Cost of goods sold impairment charges	—	7,017
Gross profit	162,657	148,081
Selling, general and administrative	75,917	79,665
Research and development	29,862	15,853
Intellectual property legal development expenses	8	1,045
Charges related to legal matters, net	250	—
Other operating expense, net	85	8,737
Operating income	$56,535	$42,781
Net Revenue
Specialty net revenue for the year ended December 31, 2020 was $356 million, an increase of 12% or $38 million compared to the year ended December 31, 2019. The increase from the prior year was primarily due to $28 million in sales related to Oxymorphone which was reclassified from our Generics segment to our Specialty segment mid 2019. Excluding this reclassification, Specialty grew $10 million, or 3%, due to volume growth in Rytary and Unithroid, partially offset by the adverse impact of COVID-19 on Emverm sales and declines in non-promoted products.

Cost of Goods Sold and Gross Profit
Specialty cost of goods sold, including impairment charges, for the year ended December 31, 2020 was $193 million, an increase of $23 million or 14% compared to the year ended December 31, 2019.  The increase from the prior year was primarily due to $17 million of incremental expenses associated with the reclassification of Oxymorphone and $9 million of incremental amortization expense, as well as a volume increase in our existing business, partially offset by a $7 million decline in intangible asset impairment charges.
Specialty gross profit for the year ended December 31, 2020 was $163 million or 46% as compared to gross profit of $148 million or 47% for the year ended December 31, 2019.
Selling, General, and Administrative
Specialty SG&A expense for the year ended December 31, 2020 was $76 million, as compared to $80 million for the year ended December 31, 2019. The $4 million decrease was primarily due to a reduction in in-person expenditures due to COVID-19.
Research and Development
Specialty research and development expenses for the year ended December 31, 2020 were $30 million, as compared to $16 million for the year ended December 31, 2019. The $14 million increase was primarily due to a $9 million in ongoing project costs associated with IPX203 as well as $7 million in milestone payments. IPX203 is our investigational extended-release formulation of Carbidopa-Levodopa in advanced Parkinson's Disease patients.
Other Operating Expense, Net
For the year ended December 31, 2020, we recognized other operating expense, net of less than $1 million in the Specialty segment compared to $9 million for the year ended December 31, 2019.  The $9 million decrease was primarily attributable to integration expenses associated with the Combination incurred in 2019, during which substantially all of the business integration activities related to that transaction were completed.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the year ended December 31, 2020 (in thousands):

Net revenue	$293,746
Cost of goods sold	242,219
Gross profit	51,527
Selling, general and administrative	58,544
Acquisition, transaction-related and integration expenses	641
Operating loss	$(7,658)
Our AvKARE segment consists of the businesses we acquired in the Acquisitions on January 31, 2020. Prior to the Acquisitions, we did not have an AvKARE segment. Refer to Note 3. Acquisitions and Divestitures. Operating results for the sale of Amneal products by AvKARE are included in Generics.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $495 million of available capacity on our revolving credit facility as of December 31, 2020, as defined in Note 17. Debt. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.

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
On March 27, 2020, President Trump signed into law the CARES Act, is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. During 2020, we received $110 million in cash from U.S. federal tax refunds associated with the CARES Act, which includes interest of approximately $4 million. See Note 8. Income Taxes for more information on the effect of the CARES Act on the Company.
We estimate that we will invest approximately $60 million to $70 million during 2021 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities. In addition, we expect to close on our pending acquisition of 98% of Kashiv Specialty Pharmaceuticals, LLC during the first half of 2021. Under the terms of the acquisition, we will pay an upfront purchase price comprised of: (i) a cash payment of $70 million at the closing, which is subject to certain customary purchase price adjustments and (ii) a cash payment of $30 million at the one-year anniversary of the execution of the purchase agreement. We expect to fund the transaction with cash on hand. See Note 28. Subsequent Events for more information.
We will also make substantial payments for monthly interest and quarterly principal amounts due on our Term Loan and Rondo Term Loan. Related to our Term Loan, the Company was required to calculate the amount of excess cash flows based on its results for the year ended December 31, 2020. As a result, the Company expects to make a payment of $14 million in March 2021 to satisfy the excess cash flow requirements, in addition to our normal principal payments. Accordingly, we expect to make $41 million in principal payments and make interest payment payments totaling $112 million during 2021 related to our Term Loan. Related to our Rondo Term Loan, we expect to make $9 million in principal payments and make interest payments totaling $6 million during 2021. Additionally, we fully repaid the Short-Term Sellers Note during February 2021. See Note 17. Debt for more information.
We are party to a tax receivable agreement that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) ("Holdings") in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by Holdings. The timing and amount of any payments under the tax receivable agreement will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to December 31, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of December 31, 2020. As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. See Item 1A. Risk Factors and Note 8. Income Taxes for more information.
In addition, pursuant to the limited liability operating agreement of Amneal, in connection with any tax period, Amneal will be required to make distributions to its members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than the Company) has received an amount at least equal to its assumed tax liability and the Company has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement.  For the years ended December 31, 2020, 2019, and 2018, Amneal made an aggregate of $3 million, $13 million, and $36 million, respectively, in tax distributions to Holdings.  There was no amount due to Holdings as of December 31, 2020.
At December 31, 2020, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation ("FDIC"). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows
For a discussion comparing of our cash flows for the fiscal years 2019 to 2018, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.
The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$379,001	$1,705
Investing activities	(317,546)	(19,580)
Financing activities	131,807	(45,833)
Effect of exchange rate changes on cash	1,037	(2,249)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$194,299	$(65,957)
Cash Flows from Operating Activities

Net cash provided by operating activities was $379 million for the year ended December 31, 2020 compared to $2 million for the year ended December 31, 2019.  The year over year improvement was primarily due to $110 million of cash received from a U.S. Federal net operating loss carryback related to the CARES Act, improved operating performance and sales collections, and a decrease in payments of employee separation benefits and interest, which were partially offset by an unfavorable impact from inventory.
Cash Flows from Investing Activities
Net cash used in investing activities was $318 million for the year ended December 31, 2020 compared to $20 million for the year ended December 31, 2019.  The change was primarily related to cash paid for the Acquisitions, a decrease in proceeds from the surrender of corporate owned life insurance, and a decrease related to proceeds from the sale of our international businesses in the U.K. and Germany in 2019, partially offset by a decrease in the acquisition of intangible assets and a decrease in purchases of property, plant and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $132 million for the year ended December 31, 2020 compared to net cash used in financing activities of $46 million for the year ended December 31, 2019.  The change was primarily attributable to the net proceeds from a $180 million term loan associated with the Acquisitions and a decrease in tax distributions to non-controlling interests, partially offset by an increase in payments of principal on debt and capital leases.
Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term Loan and other (1)	$2,632,500	$41,431	$54,624	$2,536,445	$—
Interest payments on Term Loan and other (1)	466,465	112,101	217,466	136,898	—
Operating lease obligations (2)	78,350	13,473	26,848	21,207	16,822
Financing lease obligation - related party (3)	122,705	5,474	10,948	10,948	95,335
Rondo Term Loan (4)	173,250	9,000	18,000	146,250	—
Interest payments on Rondo Term Loan (4)	22,151	5,705	10,492	5,954	—
Total	$3,495,421	$187,184	$338,378	$2,857,702	$112,157

(1)A description of our Term Loan, and related debt service and interest requirements is contained in Note 17. Debt. Interest on our Term Loan was calculated based on applicable rates at December 31, 2020, including any impact from our interest rate swap.
(2)Amounts represent future minimum rental payments under non-cancelable leases for certain facilities. A discussion of our operating lease obligations is contained in Note 12. Leases.
(3)Amounts represent future minimum rental payments under non-cancelable financing lease obligation for a production facility in New York. A discussion of our financing lease obligations is contained in Note 12. Leases.
(4)Rondo Term Loan relates to the Acquisitions. Interest on the Rondo Term Loan was calculated based on the applicable rate at December 31, 2020. A discussion of the Rondo Term Loan, and related debt service and interest requirements is contained in Note 17. Debt.
The foregoing table does not include milestone payments potentially payable by the Company under its collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 5. Alliance and Collaboration and Note 24. Related Party Transactions. Additionally, the foregoing table does not include $45 million of aggregate principal and the related interest due on the long-term promissory notes and the short-term promissory note issued in connection with the Acquisition. The short-term promissory note of $1 million was fully repaid in February 2021. Refer to the section Acquisition Financing – Notes Payable-Related Party in Note 17. Debt for a discussion of this indebtedness.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
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
Sales-Related Deductions
Our gross product revenue is subject to a variety of deductions, which are estimated and recorded in the same period that the revenue is recognized, and primarily represent chargebacks, rebates, group purchasing organization fees, prompt payment (cash) discounts, consideration payable to the customer, billbacks, Medicaid and other government pricing programs, price protection and shelf stock adjustments, and sales returns. Those deductions represent estimates of rebates and discounts related to gross sales for the reporting period and, as such, knowledge and judgment of market conditions and practice are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
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
Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values as determined using a market participant concept. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill.

Intangible assets are amortized over the estimated useful life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream, as well as other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.
Impairment of Goodwill and Intangible Assets
Goodwill
Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We test goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.
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
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. As a result of the Acquisitions, we added a third reportable segment, AvKARE, to our existing reportable segments, Generics and Specialty.  Our reportable segments are the same as the respective operating segments and reporting units. As of December 31, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. During the fourth quarter of 2020, we tested each of the reporting units for impairment using a quantitative assessment. The determination of fair value in the quantitative assessment required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to: the selection of appropriate peer group companies, the discount rate, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. For more information see Note 15. Goodwill and Intangible Assets. There was no impairment of goodwill in any reporting unit for the year ended December 31, 2020.
Significant judgment is employed in determining the assumptions utilized in our quantitative assessment. Accordingly, any changes in assumptions described above could have a material impact on our consolidated results of operations. Additionally, for each of our reporting units, there are a number of future events and factors that may impact future results and the outcome of subsequent goodwill impairment testing. For a list of these factors, see Item 1A. Risk Factors.
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
Intangible assets with indefinite lives, including in-process research and development (“IPR&D”), are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to the discount rate, terminal growth rates, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.
For the year ended December 31, 2020, the Company recognized a total of $37 million of intangible asset impairment charges, of which $34 million was recognized in cost of goods sold and $3 million was recognized in in-process research and development. The impairment charges for the year ended December 31, 2020 are primarily related to ten products, six of which are currently marketed products and four of which are IPR&D products, all acquired as part of the Combination. For more information regarding these impairment charges, see Note 15. Goodwill and Intangible Assets.
Income Taxes
We record valuation allowances against our DTAs when it is more likely than not that all or a portion of a DTA will not be realized. We routinely evaluate the realizability of our DTAs by assessing the likelihood that our DTAs will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected new product launches, revenue growth, and operating margins, among others.
A valuation allowance, if needed, reduces DTAs to the amount expected to be realized. When determining the amount of net DTAs that are more likely than not to be realized, we assess all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, projected future earnings, carryback and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a DTA. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income to outweigh objective negative evidence of recent financial reporting losses.
As of December 31, 2020, based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs. Accordingly, as of December 31, 2020, this valuation allowance was $423 million and reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
As described in Note 8. Income Taxes, we are a party to a TRA under which we are generally required to pay to the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to December 31, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units.

The projection of future taxable income involves significant judgment. Actual taxable income may differ materially from our estimates, which could significantly impact our liabilities under the TRA. As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA; therefore, as of December 31, 2020, we had not recognized the contingent liability under the TRA related to the tax savings we may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amount to approximately $206 million as of December 31, 2020, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
Contingencies
We are involved in various litigation, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. Our legal proceedings are complex, constantly evolving and subject to uncertainty. As such, we cannot predict the outcome or impact of our legal proceedings.
While we believe we have valid claims and/or defenses for the matters described in Note 21. Commitments and Contingencies, the nature of litigation is unpredictable and the outcome of the following proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, we accrue for a potential loss. When we have a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, we record the loss at the low end of the range. While these accruals have been deemed reasonable by our management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead us to subsequently change our estimates and assumptions. The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment.
Although the outcome and costs of the asserted and unasserted claims is difficult to predict, based on the information presently known to management, we do not currently expect the ultimate liability, if any, for such matters to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
For further details, see Note 21. Commitments and Contingencies.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2020 or December 31, 2019.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed in Note 17. Debt, we are party to a term loan with a principal amount of $2.7 billion and an asset backed revolving credit facility under which loans and letters of credit up to a principal amount of $495 million are available as of December 31, 2020 (principal amount of up to $25 million is available for letters of credit). The proceeds for any loans made under our asset backed revolving credit facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.
We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, we believe our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, Indian Rupee, and the Swiss Franc. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss). Transaction gains and losses are included in the determination of our net income in our statements of operations. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future.
Inflation has not had a significant impact on our revenues or operations to date and we do not believe that inflation will have a significant impact on our revenues or operations for 2021.
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
At December 31, 2020 and 2019, we had $2.8 billion and $2.7 billion, respectively, of variable rate debt (no fixed rate debt). Our debt as of December 31, 2020 comprised of our Term Loan, with principal outstanding of $2.6 billion, and our Rondo Term Loan, with principal outstanding of $173 million.  We estimated the fair values of the Term Loan and Rondo Term loan using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2020 and 2019, we estimated the fair values of the Term Loan to be $2.6 billion and $2.4 billion, respectively, and the estimated fair value of the Rondo Term loan to be $172 million at December 31, 2020.  A hypothetical 1% increase in market interest rates would potentially reduce the estimated fair value of our Term Loan by approximately $90 million and the Rondo Term Loan by approximately $5 million as of December 31, 2020.
In October 2019, we entered into an interest rate lock agreement for a total notional amount of $1.3 billion whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Term Loan.  At inception and at year end, we assessed hedge effectiveness and determined it to continue to be highly effective.  We also reviewed the credit standing of the counterparty at year end and deemed the counterparties to have the ability to honor their obligations.  The fair value of the variable-to-fixed interest rate swap was $54 million, in a liability position, as of December 31, 2020.  We estimate that a hypothetical 100 basis point increase in the forward one-month LIBOR curve would potentially increase the fair value of our derivative liability by $18 million as of December 31, 2020.
Increases or decreases in interest rates would affect our annual interest expense.  Based on the principal amount of the Term Loan debt outstanding at December 31, 2020, a hypothetical 1% increase or decrease in interest rates would have affected our annual interest expense by approximately $26 million (before the impact of the interest rate lock agreement discussed above). Based on the principal amount of the Rondo Term Loan debt outstanding at December 31, 2020, a hypothetical 1% increase or decrease in interest rates would have affected our annual interest expense by approximately $2 million.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of AvKARE, LLC and R&S Northeast LLC, which was acquired on January 31, 2020, from its evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to AvKARE, LLC and R&S Northeast LLC as described above. AvKARE, LLC and R&S Northeast LLC represented, excluding intangible assets and goodwill arising from the acquisition (which were included in the scope of management's assessment), approximately 9% of our consolidated total assets and 15% of our consolidated net revenue as of and for the year ended December 31, 2020. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.  Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting
As previously disclosed, as of June 30 and September 30, 2020, our Co-Chief Executive Officers and Chief Financial Officer concluded that, due to a material weakness, our disclosure controls and procedures were not effective as of those dates. The material weakness in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), which we initially identified during the three months ended June 30, 2020, resulted from ineffective controls over cash disbursements. Specifically, we did not have adequate controls to prevent improper changes to banking information in our vendor master file, which allowed cash disbursements to be redirected from a vendor bank account to an unrelated bank account.
In light of the material weakness, we performed additional analysis, including validating changes to vendor bank account information made during 2020, to ensure that our financial statements covered by this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles in the United States of America. This control deficiency did not result in any financial loss or any material impact to the financial statements for the periods covered by this Annual Report on Form 10-K or for any prior periods.

To remediate the material weakness described above, we enhanced the design and execution of our existing controls and procedures to prevent improper changes to the banking information in our vendor master file. During the three months ended December 31, 2020, we completed the control enhancements and testing necessary to conclude that the material weakness was remediated.

Except as noted above, during the year ended December 31, 2020, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Effective Controls
Management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Amneal Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AvKARE, LLC (AvKARE) and R&S Northeast LLC (R&S), which is included in the 2020 consolidated financial statements of the Company and, excluding intangible assets and goodwill arising from the acquisition (which were included in the scope of management's assessment), constituted 9% of consolidated total assets as of December 31, 2020 and 15% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AvKARE and R&S.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity / members’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
March 1, 2021

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the 2021 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors,” “Our Management,” “Delinquent Section 16(a) Reports,” “Committees of the Board of Directors” and “Audit Committee.”
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
Item 11. Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2021 Proxy Statement, which sections are incorporated in this Item 11 by reference: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2021 Proxy Statement, which section is incorporated in this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans.   The following table summarizes information, as of December 31, 2020, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash based awards and dividend equivalent awards to employees, non-employee directors and consultants.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,943,781	(1)	$4.80	(2)	22,864,218
Equity compensation plans not approved by security holders	—		—		—
Total	12,943,781		4.80		22,864,218
(1)Equity compensation plans approved by security holders which are included in column (a) of the table are the 2018 Incentive Award Plan (including 3,710,903 shares of Class A Common Stock to be issued upon exercise of outstanding options and 9,132,552 shares of Class A Common Stock to be issued upon vesting and settlement of outstanding RSUs subject to continued employment) and 100,326 of options remaining from the Impax option conversion associated with the Combination on May 4, 2018. RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Class A Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in this Item 13 will be included in the following sections in the 2021 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2021 Proxy Statement, which section is incorporated in this Item 14 by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity / members' deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

Medicaid Rebates

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2020, the Company had $131 million in Medicaid and commercial rebate reserves, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Sales Returns

Description of the Matter
As discussed in Note 4 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2020, the Company had $175 million in accrued returns allowance, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Impairment of Intangible Assets with Finite Lives

Description of the Matter
At December 31, 2020, the Company’s intangible assets with finite lives were $925 million. As discussed in Notes 2 and 15 to the consolidated financial statements, intangible assets with finite lives are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.
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

Impairment of Goodwill and Other Indefinite-lived Intangible Asset

Description of the Matter
At December 31, 2020, the Company’s goodwill was $523 million and indefinite-lived intangible assets, consisting of in-process research and development (IPR&D) was $379 million. As discussed in Notes 2 and 15 of the consolidated financial statements, goodwill and IPR&D are tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.
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

AvKARE and R&S Acquisitions

Description of the Matter	During 2020, the Company acquired a 61.5% controlling financial interest in both AvKARE, Inc. (AvKARE) and Dixon-Shane, LLC d/b/a R&S Northeast LLC (R&S) through its investment in Rondo Partners, LLC (Rondo) for an aggregate purchase price of $294 million. As discussed in Note 3 to the Consolidated Financial Statements, the transaction was accounted for using the acquisition method of accounting for business combinations.

Auditing the Company’s AvKARE and R&S acquisitions was complex due to the evaluation of the purchase agreement in accordance with US GAAP including the consolidation of Rondo, classification and accounting for the non-controlling interest, application of the variable interest model, and evaluation of embedded derivatives. Auditing the Company’s accounting for its acquisitions of AvKARE and R&S was also complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $131 million, which principally consisted of government licenses, government contracts, national contracts, and customer relationships. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used an income approach to measure the customer relationships, government contracts and national contracts and the with-and-without method to measure the government licenses. The significant assumptions used to estimate the value of the intangible assets included the projected profitability metrics and probability of customer renewal. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisitions. For example, we tested controls over management’s determination of the appropriate accounting for the acquisitions and the review of the valuation models and the underlying assumptions used to develop such estimates.

To test the Company’s accounting for the AvKARE and R&S acquisitions, we performed audit procedures that included, among others, inspecting the analysis prepared by the Company and evaluating the accuracy of the information and accounting conclusions made by management considering the terms of the purchase agreement and related agreements. To test the estimated fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company’s selection of a valuation method and testing the models and significant assumptions used in the models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry and market trends and to the historical results of the acquired business. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired intangible assets that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Iselin, New Jersey
March 1, 2021

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$1,992,523	$1,626,373	$1,662,991
Cost of goods sold	1,329,551	1,147,214	938,773
Cost of goods sold impairment charges	34,579	126,162	7,815
Gross profit	628,393	352,997	716,403
Selling, general and administrative	326,727	289,598	227,846
Research and development	179,930	188,049	194,190
In-process research and development impairment charges	2,680	46,619	39,259
Acquisition, transaction-related and integration expenses	8,988	16,388	221,818
Restructuring and other charges	2,398	34,345	56,413
Charges (gains) related to legal matters, net	5,860	12,442	(19,711)
Intellectual property legal development expenses	10,655	14,238	16,261
Operating income (loss)	91,155	(248,682)	(19,673)
Other (expense) income:
Interest expense, net	(145,998)	(168,205)	(143,571)
Foreign exchange gain (loss), net	16,350	(4,962)	(19,701)
Loss on extinguishment of debt	—	—	(19,667)
Gain (loss) on sale of international businesses	123	7,258	(2,958)
Gain from reduction of tax receivable agreement liability	—	192,884	1,665
Other income, net	2,590	1,465	1,183
Total other (expense) income, net	(126,935)	28,440	(183,049)
Loss before income taxes	(35,780)	(220,242)	(202,722)
(Benefit from) provision for income taxes	(104,358)	383,331	(1,419)
Net income (loss)	68,578	(603,573)	(201,303)
Less: Net loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	—	148,806
Less: Net loss attributable to non-controlling interests	22,481	241,656	32,753
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	91,059	(361,917)	(19,744)
Accretion of redeemable non-controlling interest	—	—	(1,176)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$91,059	$(361,917)	$(20,920)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.62	$(2.74)	$(0.16)
Class A and Class B-1 diluted	$0.61	$(2.74)	$(0.16)

Weighted-average common shares outstanding:
Class A and Class B-1 basic	147,443	132,106	127,252
Class A and Class B-1 diluted	148,913	132,106	127,252
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$68,578	$(603,573)	$(201,303)
Less: Net loss attributable to Amneal Pharmaceuticals LLC pre-Combination	—	—	148,806
Less: Net loss attributable to non-controlling interests	22,481	241,656	32,753
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	91,059	(361,917)	(19,744)
Accretion of redeemable non-controlling interest	—	—	(1,176)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	91,059	(361,917)	(20,920)
Other comprehensive (loss) income:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(13,500)	(1,233)	(3,952)
Less: Reclassification of foreign currency translation adjustment included in net loss	—	3,413	—
Foreign currency translation adjustments, net	(13,500)	2,180	(3,952)
Less: Other comprehensive income attributable to Amneal Pharmaceuticals LLC pre-Combination	—	—	(1,721)
Unrealized (loss) gain on cash flow hedge, net of tax	(70,276)	16,373	—
Less: Other comprehensive loss (income) attributable to non-controlling interests	42,573	(10,058)	3,256
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(41,203)	8,495	(2,417)
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$49,856	$(353,422)	$(23,337)
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$341,378	$151,197
Restricted cash	5,743	1,625
Trade accounts receivable, net	638,895	604,390
Inventories	490,649	381,067
Prepaid expenses and other current assets	73,467	70,164
Related party receivables	1,407	1,767
Total current assets	1,551,539	1,210,210
Property, plant and equipment, net	477,754	477,997
Goodwill	522,814	419,504
Intangible assets, net	1,304,626	1,382,753
Operating lease right-of-use assets	33,947	53,344
Operating lease right-of-use assets - related party	24,792	16,528
Financing lease right-of-use assets - related party	58,676	61,284
Other assets	31,885	44,270
Total assets	$4,006,033	$3,665,890
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$613,661	$507,483
Current portion of long-term debt, net	44,228	21,479
Current portion of operating lease liabilities	6,474	11,874
Current portion of operating and financing lease liabilities - related party	3,978	3,601
Current portion of note payable - related party	1,000	—
Related party payables - short term	7,561	5,969
Total current liabilities	676,902	550,406
Long-term debt, net	2,735,264	2,609,046
Note payable - related party	36,440	—
Operating lease liabilities	30,182	43,135
Operating lease liabilities - related party	23,049	15,469
Financing lease liabilities - related party	60,193	61,463
Related party payable - long term	1,584	—
Other long-term liabilities	85,683	39,583
Total long-term liabilities	2,972,395	2,768,696
Commitments and contingencies (Notes 5 & 21)
Redeemable non-controlling interest	11,804	—
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both December 31, 2020 and 2019	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2020 and 2019; 147,674 and 147,070 shares issued at December 31, 2020 and 2019, respectively	1,475	1,470
Class B common stock, $0.01 par value, 300,000 shares authorized at both December 31, 2020 and 2019; 152,117 shares issued at both December 31, 2020 and 2019	1,522	1,522
Additional paid-in capital	628,413	606,966
Stockholders' accumulated deficit	(286,821)	(377,880)
Accumulated other comprehensive loss	(41,318)	(68)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	303,271	232,010
Non-controlling interests	41,661	114,778
Total stockholders' equity	344,932	346,788
Total liabilities and stockholders' equity	$4,006,033	$3,665,890
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders' Equity / Members' Deficit
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interest
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income	—	—	—	—	—	91,059	—	(23,268)	67,791	787
Foreign currency translation adjustment	—	—	—	—	—	—	(6,643)	(6,857)	(13,500)	—
Stock-based compensation	—	—	—	—	20,750	—	—	—	20,750	—
Exercise of stock options	117	1	—	—	323	—	(15)	12	321	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	487	4	—	—	268	—	(32)	(1,103)	(863)	—
Tax distribution	—	—	—	—	—	—	—	(2,779)	(2,779)	(458)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(34,560)	(35,716)	(70,276)	—
Distribution of earnings to and acquisition of non-controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Non-controlling interests from Rondo transaction	—	—	—	—	—	—	—	—	—	11,475
Balance at December 31, 2020	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
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

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders' Equity / Members' Deficit
(in thousands)

	Members' Equity	Members' Accumulated Deficit	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interest
			Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	$2,716	$(382,785)	—	$—	—	$—	—	$—	$8,562	$—	$(14,232)	$10,157	$(375,582)	$—
Period Prior to the Combination
Net (loss) income	—	(148,806)	—	—	—	—	—	—	—	—	—	97	(148,709)	—
Cumulative-effective adjustment from adoption of ASU 2014-09 (Topic 606)	—	4,977	—	—	—	—	—	—	—	—	—	—	4,977	—
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	360	360	—
Distributions to members	—	(182,998)	—	—	—	—	—	—	(8,562)	—	—	—	(191,560)	—
PPU expense	158,757	—	—	—	—	—	—	—	—		—	—	158,757	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,721	—	1,721	—
Capital contribution by Amneal Holdings for employee bonuses	27,742	—	—	—	—	—	—	—	—	—	—	—	27,742	—
Period Subsequent to the Combination
Effect of the Combination	(189,215)	709,612	73,289	733	224,996	2,250	—	—	330,678	—	9,437	626,737	1,490,232	—
Redemption of Class B Common Stock for PIPE	—	—	34,520	345	(46,849)	(468)	12,329	123	165,180	—	(1,965)	(130,501)	32,714	—
Redemption of Class B Common Stock for distribution to PPU Holders	—	—	6,886	69	(6,886)	(69)	—	—	24,293	—	(289)	(19,181)	4,823	—
Net (loss) income	—	—	—	—	—	—	—	—	—	(19,744)	—	(32,917)	(52,661)	67
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,417)	(3,256)	(5,673)	—
Stock-based compensation	—	—	—	—	—	—	—	—	8,840	—	—	—	8,840	—
Exercise of stock options	—	—	352	4	—	—	—	—	2,184	—	(10)	1,619	3,797	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,176)	—	(10,532)	(11,708)	11,708
Non-controlling interests from acquisition of Gemini	—	—	—	—	—	—	—	—	—	—	—	2,518	2,518	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,775)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	(920)	—	—	(2,565)	(3,485)	—
Tax distribution	—	—	—	—	—	—	—	—	—	—	—	(48,955)	(48,955)	—
Other	—	—	—	—	—	—	—	—	183	—	—	(1,968)	(1,785)	—
Balance at December 31, 2018	$—	$—	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363	$—
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$68,578	$(603,573)	$(201,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from reduction of tax receivable agreement liability	—	(192,884)	(1,665)
Depreciation and amortization	235,387	207,235	137,403
Amortization of Levothyroxine Transition Agreement asset	—	36,393	10,423
Unrealized foreign currency (gain) loss	(16,728)	7,342	18,582
Amortization of debt issuance costs	8,678	6,478	5,859
Loss on extinguishment of debt	—	—	19,667
(Gain) loss on sale of international businesses, net	(123)	(7,258)	2,958
Intangible asset impairment charges	37,259	172,781	47,074
Non-cash restructuring and asset-related charges	(536)	12,459	11,295
Deferred tax provision (benefit)	—	371,716	(9,439)
Stock-based compensation and PPU expense	20,750	21,679	167,597
Inventory provision	75,236	82,245	44,539
Other operating charges and credits, net	11,818	7,309	(1,866)
Changes in assets and liabilities:
Trade accounts receivable, net	16,787	(132,726)	89,084
Inventories	(113,782)	(20,393)	(42,021)
Prepaid expenses, other current assets and other assets	33,312	38,870	8,775
Related party receivables	412	(939)	10,928
Accounts payable, accrued expenses and other liabilities	307	(10,257)	(53,547)
Related party payables	1,646	5,228	(14,113)
Net cash provided by operating activities	379,001	1,705	250,230
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,445)	(47,181)	(83,088)
Acquisition of product rights and licenses	—	(50,250)	(14,000)
Deposits for future acquisition of property, plant, and equipment	(5,391)	—	—
Acquisition of intangible assets	(4,350)	—	—
Acquisitions, net of cash acquired	(251,360)	—	(324,634)
Proceeds from surrender of corporate owned life insurance	—	43,017	—
Proceeds from sales of property, plant and equipment	—	—	25,344
Proceeds from sale of international businesses, net of cash sold	—	34,834	—
Net cash used in investing activities	(317,546)	(19,580)	(396,378)
Cash flows from financing activities:
Payments of deferred financing costs and debt extinguishment costs	(4,102)	—	(54,955)
Proceeds from issuance of debt	180,000	—	1,325,383
Payments of principal on debt, financing leases and other	(35,933)	(27,000)	(617,051)
Net payments on revolving credit line	—	—	(75,000)
Payments of principal on financing obligation - related party	—	—	(243)
Proceeds from exercise of stock options	321	1,400	3,797
Employee payroll tax withholding on restricted stock unit vesting	(863)	(926)	—
Equity contributions	—	—	27,742
Capital contribution from non-controlling interest	—	—	360
Acquisition of redeemable non-controlling interest	—	—	(11,775)
Distribution of earnings to and acquisition of non-controlling interest	(3,300)	(3,543)	—
Tax distribution to non-controlling interest	(3,237)	(13,494)	(35,543)
Distributions to members	—	—	(182,998)
Payments of principal on financing lease - related party	(1,079)	(2,270)	—
Repayment of related party notes	—	—	(92,042)
Net cash provided by (used in) financing activities	131,807	(45,833)	287,675
Effect of foreign exchange rate on cash	1,037	(2,249)	(670)
Net increase (decrease) in cash, cash equivalents, and restricted cash	194,299	(65,957)	140,857
Cash, cash equivalents, and restricted cash - beginning of period	152,822	218,779	77,922
Cash, cash equivalents, and restricted cash - end of period	$347,121	$152,822	$218,779
Cash and cash equivalents - end of period	$341,378	$151,197	$213,394
Restricted cash - end of period	$5,743	$1,625	$5,385
Cash, cash equivalents, and restricted cash - end of period	$347,121	$152,822	$218,779
Supplemental disclosure of cash flow information:
Cash paid for interest	$130,186	$158,568	$131,505
Cash received for income taxes, net	$100,141	$10,255	$34,952
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$36,033	$—	$—
Acquisition of non-controlling interest	$—	$—	$3,485
Tax distribution to non-controlling interest	$—	$—	$13,412
Distribution to members	$—	$—	$8,562
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Basis of Presentation
Amneal Pharmaceuticals, Inc., formerly known as Atlas Holdings, Inc. (the "Company"), was formed along with its wholly owned subsidiary, K2Merger Sub Corporation, a Delaware corporation ("Merger Sub"), on October 4, 2017, for the purpose of facilitating the combination of Impax Laboratories, Inc. (now Impax Laboratories, LLC), a Delaware corporation then listed on the Nasdaq Stock Market ("Impax") and Amneal Pharmaceuticals LLC, a Delaware limited liability company ("Amneal").
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
In connection with the Combination, on May 4, 2018, Holdings entered into definitive purchase agreements which provided for a private placement of certain shares of Class A Common Stock and Class B-1 Common Stock (the "PIPE Investment") with select institutional investors (the "PIPE Investors"). Pursuant to the terms of the purchase agreements, upon the Closing, Holdings exercised its right to cause the Company to redeem approximately 15% of its ownership interests in the Company in exchange for 34.5 million shares of Class A Common Stock and 12.3 million unregistered shares of Class B-1 Common Stock (the "Redemption"). The shares of Class A Common Stock and Class B-1 Common Stock received in the Redemption were sold immediately following the Closing by Holdings to the PIPE Investors at a per share purchase price of $18.25 for gross proceeds of $855 million.  Following the PIPE Investment, the PIPE Investors owned collectively approximately 15% of the Company Common Stock on a fully diluted and as converted basis. On May 4, 2018, Holdings also caused Amneal to redeem (the "Closing Date Redemption") 6.9 million of Amneal Common Units held by Holdings for a like number of shares of Class A Common Stock, for future distribution to certain direct and indirect members of Holdings who were or are employees of the Company and to whom were previously issued (prior to the Closing) profit participation units ("PPUs") in Amneal. As a result of the PIPE Investment and Closing Date Redemption, the voting and economic interest of approximately 75% held by Holdings immediately upon Closing was reduced by approximately 18%. The overall interest percentage of the non-controlling interest holders upon the consummation of the Combination, PIPE Investment and Closing Date Redemption was approximately 57%.  As of December 31, 2020, the overall interest percentage of the non-controlling interest holders was approximately 51%.

On July 5, 2018, Holdings distributed to its members (collectively, the "Amneal Group") all Amneal Common Units and shares of Class B Common Stock held by Holdings. As a result, as of December 31, 2020 and 2019, Holdings did not hold any equity interest in Amneal or the Company.
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
Principles of Consolidation
Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company’s consolidated financial statements are a continuation of Amneal’s financial statements, with adjustments to equity to reflect the Combination, the PIPE Investment and non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Prior to the closing of the Combination and PIPE Investment, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and the matters contemplated by the BCA and had no operations and no material assets or liabilities. Results for the year ended December 31, 2018 include the impact of the Combination from May 4, 2018 to December 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers and associated ASUs (collectively "Topic 606"), which sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific sections of revenue recognition guidance that have historically existed.
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

Stock-Based Compensation
The Company’s stock-based compensation consists of stock options, restricted stock units ("RSUs") and market performance-based restricted stock units (“MPRSUs”) awarded to employees and non-employee directors. Stock options are measured at their fair value on the grant date or date of modification, as applicable. RSUs, including MPRSUs, are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted for as a reduction in stock-based compensation expense in the period such awards are forfeited. The Company's policy is to issue new shares upon option exercises and the vesting of RSUs and MPRSUs.
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
Restricted Cash
At December 31, 2020 and 2019, respectively, the Company had restricted cash balances of $6 million and $2 million in its bank accounts primarily related to the purchase of certain land and equipment.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. The Company does not require collateral to secure amounts owed to it by its customers.
Trade accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. We consider various factors, including the Company’s previous loss history, individual credit risk associated to each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.

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
Leases
All significant lease arrangements are recognized as right-of-use (ROU) assets and lease liabilities at lease commencement. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate, which is assessed quarterly.
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
The value attributable to IPR&D projects at the time of acquisition is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. If the project is abandoned, the indefinite-lived intangible asset is charged to expense.
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
In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches.  If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value. See Note 15. Goodwill and Other Intangible Assets, for further discussion of the Company's quantitative assessment of goodwill.
Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset.
Amortization of Intangible Assets with Finite Lives
Intangible assets, other than indefinite-lived intangible assets, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. The useful life is the period over which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are not written-off in the period of acquisition unless they become impaired during that period.
The Company regularly evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. See Note 15. Goodwill and Other Intangible Assets, for further discussion of the Company's intangible assets.

Impairment of Long-Lived Assets (Including Intangible Assets with Finite Lives)
The Company reviews its long-lived assets, including intangible assets with finite lives, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value which is generally an expected present value cash flow technique. Management’s policy in determining whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. See Note 15. Goodwill and Other Intangible Assets, for further discussion of the Company's assessment of intangible asset impairment.
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
Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet criteria under ASC 815, Derivatives and Hedging, may qualify for the “short-cut method” of assessing effectiveness.  The short-cut method allows the Company to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. Unless critical terms change, no further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in stockholders’ equity (except those arising from transactions with stockholders) including foreign currency translation adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized gains on cash flows hedges, net of income taxes.
Research and Development
Research and development ("R&D") activities are expensed as incurred. R&D expenses primarily consist of direct and allocated expenses incurred with the process of formulation, clinical research, and validation associated with new product development. Upfront and milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval or when there is no alternative future use.
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
Shipping Costs
The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $17 million, $15 million and $21 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurement.  The Company adopted ASU 2018-13 effective January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance that changes the impairment model for most financial assets including trade receivables and certain other instruments that are not measured at fair value through net income. The standard replaced today’s "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 effective January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.

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
3. Acquisitions and Divestitures
Acquisitions
AvKARE and R&S Purchase Agreement
On December 10, 2019, the Company, through its investment in Rondo Partners, LLC (“Rondo”), entered into equity purchase and operating agreements to acquire approximately a 65.1% controlling financing interest in both AvKARE Inc., a Tennessee corporation, and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively the “Acquisitions”).  Prior to closing, AvKARE, Inc. converted to a limited liability company, AvKARE, LLC. AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
On January 31, 2020, the Company completed the Acquisitions. The purchase price of $294 million included cash of $254 million, the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44 million (estimated fair value of $35 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1 million to the sellers. The cash purchase price was funded by $76 million of cash on hand and debt of $178 million of proceeds from a $180 million term loan.  The remaining $2 million consisted of working capital costs. The Company is not party to or a guarantor of the term loan, the Sellers Notes or the Short-Term Sellers Note. (refer to Note 17. Debt).  For further detail of the purchase price, refer to the table below.
For the year ended December 31, 2020, there were $1 million of transaction costs associated with the Acquisitions recorded in acquisition, transaction-related and integration expenses (none in 2019 and 2018).
The Acquisitions were accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer of AvKARE, LLC and R&S.
The purchase price was calculated as follows (in thousands):

Cash	$254,000
Sellers Notes (1)	35,033
Settlement of Amneal trade accounts receivable from R&S (2)	6,855
Short-Term Seller Note (3)	1,000
Working capital adjustment (4)	(2,640)
Fair value consideration transferred	$294,248
(1)In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value. The Sellers Notes were stated at the fair value estimate of $35 million, which is the $44 million aggregate principal amount less a $9 million discount.  The fair value of the Sellers Notes was estimated using the Monte-Carlo simulation approach under the option pricing framework.
(2)Represents trade accounts receivable from R&S that was effectively settled upon closing of the Acquisitions.
(3)Represents the principal amount due on the Short-Term Seller Note, which approximates fair value.
(4)Represents a working capital adjustment pursuant to the terms of the purchase agreement. The entire amount was received in cash by the Company in September 2020.

The following is a summary of the purchase price allocation for the Acquisitions (in thousands):

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
	$130,800
The estimated fair value of the government licenses was determined using the “with-and-without method,” which is a valuation technique that provides an estimate of the fair value of an intangible asset that is equal to the difference between the present value of the prospective revenues and expenses for the business with and without the subject intangible asset in place. The estimated fair values of the government contracts, national contracts, and customer relationships were determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an intangible asset based on market participant expectations of the cash flows that an intangible asset would generate over its remaining useful life. The estimated fair value of the trade name was determined using the “relief from royalty method,” which is a valuation technique that provides an estimate of the fair value of an intangible asset equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. The assumptions, including the expected projected cash flows, utilized in the preliminary purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Acquisitions on January 31, 2020. All elements of the purchase price allocation have been finalized, except for deferred taxes which are based on the determination of the U.S. partnership tax basis.
Some of the more significant assumptions inherent in the development of those asset valuations included the estimated net cash flows for each year for each asset (including net revenues, cost of sales, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream, as well as other factors. The underlying assumptions used to prepare the discounted cash flow analysis may change; accordingly, for these and other reasons, actual results may vary significantly from estimated results.

The Sellers Notes and redeemable non-controlling interests were estimated using the Monte-Carlo simulation approach under the option pricing framework. The non-controlling interests are redeemable at the option of either the non-controlling interest holder and Amneal. The fair value of the redeemable non-controlling interests considers these redemption rights.
Of the $104 million of goodwill acquired in connection with the Acquisitions, approximately $70 million was allocated to the Company’s AvKARE segment and approximately $34 million was allocated to the Generics segment (refer to Note 26. Segment Information).  Goodwill was allocated to the Generics segment as net revenue of products manufactured by Amneal and distributed by the Acquisitions is reflected in Generics’ segment results. Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.
For the year ended December 31, 2020, the Acquisitions contributed total net revenue of approximately $311 million and operating income of $4 million, which included approximately $32 million of amortization expense from intangible assets acquired in the Acquisitions, to the Company’s consolidated results of operations.
Impax Acquisition
On May 4, 2018, the Company completed the Combination, as described in Note 1. Nature of Operations and Basis of Presentation.  For the year ended December 31, 2018, transaction costs associated with the Impax acquisition of $23 million were recorded in acquisition, transaction-related and integration expenses (none for the years ended December 31, 2020 and 2019).
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
(1)Represents shares of Impax Common Stock issued and outstanding immediately prior to the Combination.
(2)Represents the fair value of 3.0 million fully vested Impax stock options valued using the Black-Scholes options pricing model.

The following is a summary of the purchase price allocation for the Impax acquisition (in thousands):

Final Fair Values As of May 4, 2018
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
In addition to the amortizable intangible assets noted above, $529 million was allocated to IPR&D.
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
Some of the more significant assumptions inherent in the development of those asset valuations included the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The underlying assumptions used to prepare the discounted cash flow analysis may change; accordingly, for these and other reasons, actual results may vary significantly from estimated results.
Goodwill
Of the total goodwill acquired in connection with the Impax acquisition, approximately $360 million was allocated to the Company’s Specialty segment and approximately $39 million was allocated to the Generics segment. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its generic and specialty product portfolios and to acquire certain benefits from the Impax product pipelines, in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Gemini Laboratories, LLC Acquisition
On May 7, 2018, the Company acquired 98.0% of the outstanding equity interests in Gemini Laboratories, LLC ("Gemini") for total consideration of $120 million, net of $4 million cash acquired. At closing, the acquisition was funded by a $43 million up-front cash payment (including $3 million related to a preliminary working capital adjustment) from cash on hand and a $77 million unsecured promissory note. The note payable bears interest at 3% annually. The note payable and related accrued interest was paid on November 7, 2018, its maturity date. Additionally, the Company made a payment of $3 million in July 2018 related to the final working capital adjustment. In connection with the acquisition of Gemini, the Company recorded an amount representing the non-controlling interest of Gemini of $3 million. During September 2020, the Company paid $3 million to Gemini’s non-controlling interest holders, of which $2 million was to acquire their remaining 2.0% equity interests and $1 million to distribute earnings. Refer to Note 22. Stockholders’ Equity, for further details.
Gemini is a pharmaceutical company with a portfolio that includes licensed and owned, niche and mature branded products. Gemini was a related party of the Company; refer to Note 24. Related Party Transactions, for further details.
For the year ended December 31, 2018, transaction costs associated with the Gemini acquisition of $0.4 million were recorded in acquisition, transaction-related and integration expenses (none for the years ended December 31, 2020 and 2019). The Gemini acquisition was accounted for under the acquisition method of accounting.
The following is a summary of the purchase price allocation for the Gemini acquisition (in thousands):

Final Fair Values As of May 7, 2018
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
	$116,240
In addition to the amortizable intangibles noted above, $27 million was allocated to IPR&D.
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
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the years ended December 31, 2020 (assuming the closing of the Acquisitions occurred on January 1, 2019) are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net revenue	$2,023,231	$1,933,042
Net income (loss)	$68,588	$(594,040)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$91,062	$(359,140)
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
Divestitures
UK Divestiture
On March 30, 2019, the Company sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l ("AI Sirona") for net cash consideration of approximately $32 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, the Company recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within gain (loss) on sale of international business for the year ended December 31, 2019. For the year ended December 31, 2020 the Company made a $0.5 million payment to AI Sirona, and recognized a $0.1 million gain on sale of international business for final settlement of the divestiture. As part of the disposition, the Company entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.
Germany Divestiture
On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary, which comprised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019. The carrying value of the net assets sold was $7 million, including goodwill of $0.5 million. As a result of the sale, the Company recognized a pre-tax loss of $2 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses, within gain (loss) on sale of international business for the year ended December 31, 2019. As part of the disposition, the Company also entered into a license and supply agreement with EVER to supply certain products for an 18-month period.
Spain/Nordics Divestitures

On September 30, 2017, Amneal sold 100% of the equity and certain marketing authorizations, including associated dossiers, of its Amneal Nordic ApS and Amneal Pharma Spain S.L. subsidiaries to Aristo Pharma GmbH (“Aristo”) for cash consideration of $8 million. Amneal received $7 million in October 2017 with the remainder was to be paid within 60 days of closing of the disposition based on the actual closing date net working capital of the entities sold. The carrying value of the net assets sold was $13 million, including intangible assets of $1 million and goodwill of $2 million. As a result of the sale, Amneal recognized a loss of $5 million, inclusive of a release of foreign currency translation adjustment loss of $0.5 million, within the loss on sale of certain international businesses for the year ended December 31, 2017.

Aristo was also required to make an additional payment within 12 months of the closing date of the disposition based on the actual inventory, transferred as part of the transaction, that the buyer sold over this period. All terms of the sale were settled in 2018.
4. Revenue Recognition
Performance Obligations
The Company’s performance obligation is the supply of finished pharmaceutical products to its customers. The Company’s customers consist primarily of major wholesalers, retail pharmacies, managed care organizations, purchasing co-ops, hospitals, government agencies, institutions and pharmaceutical companies. The Company’s customer contracts generally consist of both a master agreement, which is signed by the Company and its customer, and a customer submitted purchase order, which is governed by the terms and conditions of the master agreement. Customers purchase product by direct channel sales from the Company or by indirect channel sales through various distribution channels.
Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
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
Concentration of Revenue
The Company's three largest customers accounted for approximately 83%, 81% and 83% of total gross sales of products for the years ended December 31, 2020, 2019 and 2018, respectively.
Disaggregated Revenue
The Company's significant therapeutic classes for each of its reportable segments, as determined based on net revenue for each of the years ended December 31, 2020, 2019 and 2018 are set forth below (in thousands):

		Year ended December 31,
		2020	2019	2018
Generics
	Anti-Infective	$40,381	$36,320	$37,988
	Hormonal/Allergy	355,581	364,658	246,765
	Antiviral	25,724	27,488	44,334
	Central Nervous System (1)	422,405	423,416	476,046
	Cardiovascular System	114,226	117,065	182,990
	Gastroenterology	78,165	42,783	52,878
	Oncology	61,113	62,721	40,347
	Metabolic Disease/Endocrine	45,004	55,786	68,448
	Respiratory	37,389	34,920	49,651
	Dermatology	58,168	60,186	40,010
	Other therapeutic classes	102,721	60,041	139,580
	International and other	2,333	23,459	59,994
	Total Generics net revenue	1,343,210	1,308,843	1,439,031
Specialty
	Hormonal/Allergy	54,631	45,547	29,048
	Central Nervous System (1)	285,737	235,846	146,812
	Gastroenterology	1,597	4,223	1,141
	Metabolic Disease/Endocrine	646	894	1,306
	Other therapeutic classes	12,956	31,020	45,653
	Total Specialty net revenue	355,567	317,530	223,960
AvKARE
	Distribution	161,673	—	—
	Government Label	104,054	—	—
	Institutional	18,546	—	—
	Other	9,473	—	—
	Total AvKARE net revenue	293,746	—	—
	Total net revenue	$1,992,523	$1,626,373	$1,662,991
(1)During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.

A rollforward of the major categories of sales-related deductions for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at January 1, 2018	$453,703	$20,408	$45,175	$12,911
Liabilities assumed from acquisitions	222,970	11,781	102,502	51,618
Provision related to sales recorded in the period	3,463,983	117,010	85,996	104,664
Credits/payments issued during the period	(3,311,060)	(113,042)	(79,170)	(94,991)
Balance at December 31, 2018	829,596	36,157	154,503	74,202
Provision related to sales recorded in the period	4,628,084	136,005	104,664	202,635
Credits/payments issued during the period	(4,627,873)	(137,854)	(108,806)	(161,877)
Balance at December 31, 2019	829,807	34,308	150,361	114,960
Impact from the Acquisitions	12,444	944	11,606	10
Provision related to sales recorded in the period	3,930,682	118,525	110,556	133,748
Credits/payments issued during the period	(4,144,909)	(131,087)	(97,539)	(117,630)
Balance at December 31, 2020	$628,024	$22,690	$174,984	$131,088

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
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The Company will be the exclusive partner in the U.S. market. The Company will pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $72 million. For each of the years ended December 31, 2020, 2019 and 2018, the Company expensed milestone payments of $5 million in research and development expense.
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, Impax entered into an agreement with AstraZeneca UK Limited ("AstraZeneca") to distribute branded products under the terms of a distribution, license, development and supply agreement (the "AZ Agreement"). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act ("PREA") for approval of the nasal formulation of Zomig ®  for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the "PREA Study"). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provided for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ®  products under the AZ Agreement to be reduced by an aggregate amount of $30 million to be received in quarterly amounts specified in the Amendment beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceeded the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca was required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognized the amounts received from AstraZeneca for the PREA Study as a reduction to research and development expense.
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement was reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of goods sold for royalties under this agreement of $17 million, $19 million, and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 24. Related Party Transactions.
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
In addition to the actions noted above, on July 10, 2019, the Company announced a plan to restructure its operations that is intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount over the course of this multi-year program by approximately 300 to 350 employees through December 31, 2021, primarily by closing its manufacturing facility located in Hauppauge, NY. Through December 31, 2020, the Company reduced headcount by 280 employees under this plan.
Other cash expenditures associated with this restructuring plan, including decommissioning and dismantling the sites and other third party costs cannot be estimated at this time (collectively, these actions comprise the "Plans").

The following table sets forth the components of the Company's restructuring and asset-related charges for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Employee restructuring separation (credit) charges (1)	$(119)	$11,121	$45,118
Asset-related (credit) charges (2)	(536)	12,459	11,295
Total employee and asset-related restructuring (credit) charges	(655)	23,580	56,413
Other employee severance charges (3)	3,053	10,765	—
Total restructuring and other charges	$2,398	$34,345	$56,413
(1)Employee restructuring separation charges include the cost of benefits provided pursuant to the Company's severance programs for employees impacted by the Plans at the Company's Hauppauge, NY, Hayward, CA and other facilities.
(2)For the year ended December 31, 2020, the asset-related credit was primarily associated with the contractual cancellation of an asset retirement obligation related to a lease in Hayward, CA that was terminated during August 2020. For the year ended December 31, 2019, asset-related charges were primarily associated with the impairment of property, plant and equipment and right of use asset in connection with the planned closing of the Company’s Hauppauge, NY facility. For the year ended December 31, 2018, asset-related charges were primarily associated with the write-off of leasehold improvements in connection with the closing of a manufacturing facility in Hayward, CA.
(3)For the years ended December 31, 2020 and 2019, other employee severance charges were primarily associated with the cost of benefits for former executives.
The (credit) charges related to restructuring impacted segment earnings was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Generics	$(655)	$20,101	$33,943
Specialty	—	391	4,076
Corporate	—	3,088	18,394
Total employee and asset-related restructuring (credit) charges	$(655)	$23,580	$56,413
The following table shows the change in the employee separation-related liability associated with the Plans, the entirety of which is included in accounts payable and accrued expenses (in thousands):

Employee Restructuring
Balance at December 31, 2019	$3,900
Credit to income	(119)
Payments	(2,189)
Balance at December 31, 2020	$1,592
7. Acquisition, Transaction-Related and Integration Expenses
The following table sets forth the components of the Company’s acquisition, transaction-related and integration expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Years Ended December 31,
	2020	2019	2018
Acquisition, transaction-related and integration expenses (1)	$8,988	$16,388	$35,319
Profit participation units (2)	—	—	158,757
Transaction-related bonus (3)	—	—	27,742
Total	$8,988	$16,388	$221,818

(1)For the year ended December 31, 2020, these expenses were primarily related to professional services fees (e.g., legal, investment banking and consulting) associated with the pending acquisition of a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (see Note 28. Subsequent Events), systems integrations associated with the Combination and integration activities associated with the Acquisitions. For the year ended December 31, 2019, these costs primarily consisted of integration costs. For the year ended December 31, 2018, these costs included professional service fees (e.g., legal, investment banking and accounting), information technology systems conversions, and contract termination/renegotiation costs. For more information, see Note 3. Acquisitions and Divestitures.
(2)Profit Participation Units expense relates to the accelerated vesting of certain of Amneal's profit participation units that occurred prior to the Closing of the Combination for current and former employees of Amneal for service prior to the Combination (see additional information in the paragraph below and Note 22. Stockholders' Equity).
(3)Transaction-related bonus reflects a cash bonus that was funded by Holdings for employees of Amneal for service prior to the closing of the Combination (see additional information in Note 22. Stockholders' Equity).
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
In connection with the Combination, the Company recorded a deferred tax asset for its outside basis difference in its investment in Amneal at May 4, 2018.  Also, in connection with the Combination, the Company recorded a deferred tax asset related to the net operating loss of Impax from January 1, 2018 through May 4, 2018 as well as certain federal and state credits and interest carryforwards of Impax that were attributable to the Company.
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

The Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has continued to estimate that it has generated a cumulative consolidated three year pre-tax loss through December 31, 2020. As a result of the year-end analysis through December 31, 2020, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2020, this valuation allowance was $423 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
In connection with the Combination, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $193 million, which resulted in a gain recorded in other income (expense), net for the year ended December 31, 2019. As of December 31, 2020, no additional TRA liability has been accrued.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for the Company's Class A Common Stock, the price of the Company's Class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to December 31, 2020 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of December 31, 2020 described below. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized.

As noted above, the Company has determined it is more-likely-than-not we will be unable to utilize all of its DTAs subject to TRA; therefore, as of December 31, 2020, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, these TRA liabilities (which amounted to approximately $206 million at December 31, 2020, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. Some of the key income tax-related provisions include net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some of these tax provisions are effective retroactively for years ending before the date of enactment. Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2020, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds.
The CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes. As a result of the CARES Act, the Company carried back approximately $345 million in NOLs generated in 2018 to prior taxable income years. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%. Accordingly, the Company recorded a discrete income tax benefit of $110 million for the year ended December 31, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million NOL carryback, plus interest of approximately $4 million, with the remainder of the NOL carryback expected to be received before December 31, 2021.

For the years ended December 31, 2020, 2019 and 2018 the Company's (benefit from) provision for income taxes and effective tax rates were $(104) million and 291.7%, $383 million and 174%, and $(1) million and 0.7%, respectively.

The change in income taxes for the year ended December 31, 2020 compared to the prior year was primarily associated with the $110 million benefit from the carryback of U.S. Federal DTAs under the CARES Act described above. The change in income taxes for the year ended December 31, 2019 compared to the prior year period was primarily due to the provision to record the valuation allowance against the Company’s DTAs. The change was also due to the change in the Company's legal structure subsequent to the Combination. Prior to the Combination, as a limited liability company, income taxes were only provided for the international subsidiaries as all domestic taxes flowed to the members. Subsequent to May 4, 2018, domestic income taxes were also provided for the Company's allocable share of income or losses from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates.
The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is currently under income tax audit for the 2018 tax year by IRS. Impax's federal tax filings for the 2013, 2014, 2015, 2016 and 2017 tax years are currently under audit and these are the only tax years open under the IRS statute of limitations for Impax. If there were adjustments to the attributes of Impax, they could impact the carryforward losses at the Company, which is the successor in interest to Impax. The Amneal partnership was audited for the tax year ended December 31, 2015 without any adjustments to taxable income. Income tax returns are generally subject to examination for a period of three years in the U.S. The statute of limitations for the 2017 and 2018 tax years will, therefore, expire no earlier than 2021 and 2022, respectively. However, the Impax 2013, 2014, 2015 and 2016 tax years remain open to adjustment to the extent of the 2018 NOL carryback as described above. Neither the Company nor any of its other affiliates is currently under audit for state income tax.
The components of the Company's (loss) income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(99,966)	$(291,608)	$(138,484)
International	64,186	71,366	(64,238)
Total loss before income taxes	$(35,780)	$(220,242)	$(202,722)
The provision for (benefit from) income taxes was comprised of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Domestic	$(113,754)	$(2,760)	$2,299
Foreign	9,396	14,375	5,721
Total current income tax	(104,358)	11,615	8,020
Deferred:
Domestic	—	365,546	(2,967)
Foreign	—	6,170	(6,472)
Total deferred income tax	—	371,716	(9,439)
Total provision for (benefit from) income tax	$(104,358)	$383,331	$(1,419)

The effective tax rate was as follows:

	Years Ended December 31,
	2020	2019	2018
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	(2.0)%	(15.1)%	(1.1)%
Losses for which no benefit has been recognized	(29.8)%	(25.8)%	(12.3)%
Foreign rate differential	(7.1)%	(5.5)%	(6.3)%
TRA Revaluation	—%	18.4%	0.2%
CARES Act	139.9%	—%	—%
Valuation Allowance	163.2%	(168.2)%	—%
Other	6.5%	1.2%	(0.8)%
Effective income tax rate	291.7%	(174.0)%	0.7%

Prior to the Combination, the provision was primarily due to certain limited liability company entity-level taxes and foreign taxes being recorded for Amneal prior to the Combination. Subsequent to May 4, 2018, federal income taxes were also provided related to the Company’s allocable share of income (losses) from Amneal at the prevailing U.S. federal, state, and local corporate income tax rates. No United States federal income taxes were incurred by the partnership prior to May 4, 2018.
The change in effective income tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the benefit to record the NOL carryback resulting from the CARES Act, and the provision to record the valuation allowance against the Company’s DTAs in 2019.

The change in effective income tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the provision to record the valuation allowance against the Company’s DTAs.
The following table summarizes the changes in the Company's valuation allowance on deferred tax assets (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of the period	$470,193	$41,235	$41,617
(Decrease) increase due to net operating losses and temporary differences	(54,971)	424,692	(382)
(Decrease) increase recorded against APIC	(1,631)	4,266	—
Increase recorded against OCI	9,221	—	—
Balance at the end of the period	$422,812	$470,193	$41,235
At December 31, 2020, the Company had approximately $161 million of foreign net operating loss carry forwards.  These net operating loss carry forwards will partially expire, if unused, between 2023 and 2025.  At December 31, 2020, the Company had approximately $215 million of federal and $164 million of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely, and the majority of the state net operating losses will expire, if unused, between 2035 and 2040.  At December 31, 2020, the Company had approximately $11 million of federal R&D credit carry forwards and $10 million of state R&D credit carry forwards.  The majority of the federal R&D credit carry forwards will expire if unused, between 2034 and 2040 and the majority of state credits can be carried forward indefinitely.

The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Partnership interest in Amneal	$212,402	$226,049
Projected imputed interest on TRA	25,539	25,278
Net operating loss carryforward	77,255	119,088
IRC Section 163(j) interest carryforward	45,425	44,978
Capitalized costs	1,502	—
Accrued expenses	410	304
Intangible assets	28,400	31,677
Tax credits and other	31,879	22,819
Total deferred tax assets	422,812	470,193
Valuation allowance	(422,812)	(470,193)
Net deferred tax assets	$—	$—
The Company's Indian subsidiaries are primarily export-oriented and in some cases are eligible for certain limited income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Amneal’s SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2028 to 2030. Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.9%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternate Tax (MAT), at the rate of 21.5%.  The Company established a full valuation allowance against its deferred tax assets in India due to its reliance on intercompany sales for U.S. distribution.  For the years ended December 31, 2020, 2019 and 2018, the effect of income tax holidays granted by the Indian government reduced the overall income tax provision and decreased net loss/increased net income by approximately $3 million, $4 million, and $2 million, respectively.
The Company accounts for income tax contingencies using the benefit recognition model. The Company will recognize a benefit if a tax position is more likely than not to be sustained upon audit, based solely on the technical merits. The benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The amount of unrecognized tax benefits at December 31, 2020, 2019, and 2018, was $5 million, $6 million and $7 million, respectively, of which $5 million, $6 million and $7 million would impact the Company’s effective tax rate if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in provision for (benefit from) income taxes. Net interest (benefit) expense related to unrecognized tax benefits for the years ended December 31, 2020 and 2019 was $(0.3) million and $0.4 million, respectively. Accrued interest expense as of December 31, 2020, 2019, and 2018 was $0.8 million, $1 million, and $0.6 million, respectively. Income tax penalties are included in provision for (benefit from) income taxes. Accrued tax penalties as of December 31, 2020, 2019 and 2018 were immaterial.
A rollforward of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at the beginning of the period	$6,176	$7,206	$—
Gross change for current period positions	125	83	182
Gross change for prior period positions	443	(732)	2,346
Gross change due to Combination	—	—	5,208
Decrease due to expiration of statutes of limitations	—	—	(530)
Decrease due to settlements and payments	(1,376)	(381)	—
Unrecognized tax benefits at the end of the period	$5,368	$6,176	$7,206
In India, the income tax return for fiscal year ending March 31, 2018 is currently being reviewed by tax authorities as part of the normal procedures, and the Company is not expecting any material adjustments. In Switzerland, income tax returns for the periods ended December 31, 2018 are currently being reviewed by the Swiss tax authorities.  Amneal is not expecting any material adjustments.  There are no other income tax returns in the process of examination, administrative appeal, or litigation. Income tax returns are generally subject to examination for a period of 3 years, 5 years, 2 years and 4 years after the tax year in India, Switzerland, United Kingdom and Ireland, respectively.
Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $87 million of undistributed earnings of foreign subsidiaries as at December 31, 2020. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.
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
9. Earnings (Loss) per Share
Basic earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net earnings (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock and Class B-1 Common Stock is computed by dividing net earnings (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A Common Stock and Class B-1 Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$91,059	$(361,917)	$(20,920)

Denominator:
Weighted-average shares outstanding - basic (1)	147,443	132,106	127,252
Effect of dilutive securities
Stock options	348	—	—
Restricted stock units	1,122	—	—
Weighted-average shares outstanding - diluted	148,913	132,106	127,252
Net earnings (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.62	$(2.74)	$(0.16)
Class A and Class B-1 diluted	$0.61	$(2.74)	$(0.16)
(1)During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all 12.3 million of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The weighted-average shares for the year ended December 31, 2020 do not include Class B-1 Common Stock.
The allocation of net income (loss) to the holders of shares of Class A Common Stock and Class B-1 Common Stock began following the closing of the Combination on May 4, 2018. Shares of the Company's Class B Common Stock do not share in the earnings or losses of the Company and, therefore, are not participating securities.  As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock (in thousands).

	Years Ended December 31,
	2020	2019	2018
Stock options (1)(4)	671	6,177	5,815
Restricted stock units (4)	—	2,478	1,331
Performance stock units (2)(4)	2,973	159	—
Shares of Class B Common Stock (3)	152,117	152,117	171,261
(1)Excluded from the computation of diluted earnings per share of Class A Common Stock for the year ended December 31, 2020 because the exercise price of the stock options exceeded the average market price of the Class A Common Stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A Common Stock for the year ended December 31, 2020 because the performance vesting conditions were not met.
(3)Shares of Class B Common Stock are considered potentially dilutive shares of Class A and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings (loss) per share of Class A and Class B-1 Common Stock for each of the years ended December 31, 2020, 2019 and 2018 because the effect of their inclusion would have been anti-dilutive under the if-converted method. As noted above, the weighted-average shares for the year ended December 31, 2020 do not include Class B-1 Common Stock.
(4)Excluded from the computation of diluted loss per share of Class A Common Stock and Class B-1 Common Stock for the years ended December 31, 2019 and 2018 because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the years ended December 31, 2019 and 2018. As noted above, the weighted-average shares for the year ended December 31, 2020 do not include Class B-1 Common Stock.
10. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Gross accounts receivable	$1,291,785	$1,470,706
Allowance for doubtful accounts	(1,396)	(2,201)
Contract charge-backs and sales volume allowances	(628,804)	(829,807)
Cash discount allowances	(22,690)	(34,308)
Subtotal	(652,890)	(866,316)
Trade accounts receivable, net	$638,895	$604,390
Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2020, equal to 39%, 26%, and 20%, respectively. Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2019, equal to 39%, 25%, and 25%, respectively.
11. Inventories
Inventories are comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$209,180	$172,159
Work in process	40,937	58,188
Finished goods	240,532	150,720
Total inventories	$490,649	$381,067
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

During the year ended December 31, 2019, the Company recorded a charge of $5 million to cost of goods sold in its Generics segment to write-down the net realizable value of its ranitidine-based product inventory to zero.
12. Leases
The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, research and development facilities, land, and manufacturing equipment. The Company's leases have remaining lease terms of 1 year to 24 years (excluding international land easements ranging from 30 – 99 years).  Rent expense for the years ended December 31, 2020, 2019 and 2018 was $26 million, $26 million, and $18 million, respectively.
During the years ended December 31, 2020 and 2019, the Company recorded $1 million and $2 million, respectively, in impairment charges associated with operating lease right of use assets. For the year ended December 31, 2020, the impairment charges were associated with the closure of the Blue Bell, PA facility. For the year ended December 31, 2019, the impairment charges were primarily associated with the Company's Hauppauge, NY facility, because the Company’s forecasts did not support recoverability of the assets.  For further details, see Note 6. Restructuring and Other Charges.
The components of total lease costs were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost (1)	$21,664	$22,544
Finance lease cost:
Amortization of right-of-use assets	4,497	3,468
Interest on lease liabilities	4,773	4,641
Total finance lease cost	9,270	8,109
Total lease cost	$30,934	$30,653
(1)Includes variable and short-term lease costs.
Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$33,947	$53,344
Operating lease right-of-use assets - related party	24,792	16,528
Total operating lease right-of-use assets	$58,739	$69,872

Operating lease liabilities	30,182	$43,135
Operating lease liabilities - related party	23,049	15,469
Current portion of operating lease liabilities	6,474	11,874
Current portion of operating lease liabilities - related party	2,820	2,547
Total operating lease liabilities	$62,525	$73,025

Financing leases
Financing lease right of use assets - related party	$58,676	$61,284
Total financing lease right-of-use assets	$58,676	$61,284

Financing lease liabilities - related party	$60,193	$61,463
Current portion of financing lease liabilities - related party	1,158	1,054
Total financing lease liabilities	$61,351	$62,517
In addition to the table above, as of December 31, 2020 and 2019, right of use assets of $10 million and $11 million, short-term lease liabilities of $2 million and $1 million and long-term lease liabilities of $2 million and $4 million, respectively, associated with our financing leases were recorded in other assets, accounts payable and accrued expenses and other long-term liabilities, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,773	$4,272
Operating cash flows from operating leases	18,780	20,122
Financing cash flows from finance leases	2,768	2,256
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,305	$4,874
The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average remaining lease term - finance leases	21 years	22 years
Weighted average discount rate - operating leases	7.1%	6.8%
Weighted average discount rate - finance leases	7.1%	7.1%
Maturities of lease liabilities as of December 31, 2020 were as follow (in thousands):

	Operating Leases	Financing Leases
2021	$13,473	$5,474
2022	13,402	5,474
2023	13,446	5,474
2024	12,246	5,474
2025	8,961	5,474
Thereafter	16,822	95,335
Total lease payments	78,350	122,705
Less: Imputed interest	(15,825)	(61,354)
Total	$62,525	$61,351
Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Financing Leases
2020	$18,970	$5,474
2021	17,052	5,474
2022	13,426	5,474
2023	11,244	5,474
2024	9,864	5,474
2025	7,143	5,474
Thereafter	12,846	95,792
Total lease payments	90,545	128,636
Less: Imputed interest	(17,520)	(66,119)
Total	$73,025	$62,517
For additional information regarding lease transactions with related parties, refer to Note 24. Related Party Transactions.

13. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Deposits and advances	$1,696	$1,123
Prepaid insurance	6,916	3,858
Prepaid regulatory fees	3,565	4,016
Income and other tax receivable	11,882	13,740
Prepaid taxes	5,542	3,255
Other current receivables	17,117	15,996
Other prepaid assets	21,836	28,176
Chargeback receivable (1)	4,913	—
Total prepaid expenses and other current assets	$73,467	$70,164
(1)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.
14. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$4,937	$4,387
Buildings	210,122	203,424
Leasehold improvements	108,698	103,186
Machinery and equipment	354,599	326,045
Furniture and fixtures	10,992	10,744
Vehicles	1,360	1,330
Computer equipment	47,729	40,523
Construction-in-progress	71,456	64,403
Total property, plant, and equipment	809,893	754,042
Less: Accumulated depreciation	(332,139)	(276,045)
Property, plant, and equipment, net	$477,754	$477,997
Depreciation recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation	$60,420	$63,283	$64,417
On December 31, 2018, the Company sold real estate and equipment in Hayward, California, for cash consideration, net of costs to sell, of $25 million. The Company recognized a gain on the sale of $0.4 million, which is included in other income (expense).

15. Goodwill and Intangible Assets
The changes in goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Balance, beginning of period	$419,504	$426,226
Impax acquisition adjustment	—	(1,255)
Goodwill acquired during the period	103,679	—
Goodwill divested during the period	—	(5,175)
Currency translation	(369)	(292)
Balance, end of period	$522,814	$419,504
As of December 31, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2019, $361 million and $59 million of goodwill was allocated to the Specialty and Generics segments, respectively. For the year ended December 31, 2019 goodwill divested was associated with the sale of the Company's operations in the United Kingdom and Germany. For the year ended December 31, 2019 the adjustment to goodwill acquired was associated with the Combination. Refer to Note 3. Acquisitions and Divestitures for additional information about the Acquisitions, the Combination and the divestiture of the Company's operations in the United Kingdom and Germany.
Annual Goodwill Impairment Test
The Company performed a quantitative annual goodwill impairment test for each reporting unit on October 1, 2020, the measurement date. The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. Based on the results of the annual impairment test, the Company determined that the estimated fair values of the Generics, Specialty and AvKARE reporting units exceeded their respective carrying amounts as of the measurement date; therefore, the Company did not record an impairment charge for the year ended December 31, 2020. There were no indicators of goodwill impairment during the year ended December 31, 2020, including the period subsequent to the measurement date.
In performing the annual goodwill impairment test, the Company utilized long-term growth rates for its reporting units ranging from no growth to 1.0% and discount rates ranging from 8.5% to 13.0% in its estimation of fair value. As of December 31, 2020, the estimated fair value of the Generics reporting unit was in excess of its carrying value by approximately 102%, the estimated fair value of the Specialty reporting unit was in excess of its carrying value by approximately 37% and the estimated fair value of the AvKARE reporting unit was in excess of its carrying value by approximately 48%.  A 450-basis point increase in the assumed discount rates utilized in each test would not have resulted in a goodwill impairment charge in any of the Company's reporting units.
While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate, could result in a future impairment.

Intangible assets were comprised of the following (in thousands):

	December 31, 2020				December 31, 2019
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	9.0	$1,153,096	$(328,587)	$824,509	$1,197,535	$(198,857)	$998,678
Other intangible assets	5.7	133,800	(33,078)	100,722	3,000	(1,000)	2,000
Total		1,286,896	(361,665)	925,231	1,200,535	(199,857)	1,000,678
In-process research and development		379,395	—	379,395	382,075	—	382,075
Total intangible assets		$1,666,291	$(361,665)	$1,304,626	$1,582,610	$(199,857)	$1,382,753
For the year ended December 31, 2020, the Company recognized a total of $37 million of intangible asset impairment charges, of which $34 million was recognized in cost of goods sold and $3 million was recognized in in-process research and development.
The impairment charges for the year ended December 31, 2020 were primarily related to six currently marketed products and four in-process research and development (“IPR&D”) products acquired in the Combination. For the currently marketed products, four products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins, one product had its contract terminated and one product's supply agreement ended under an early termination due to market conditions. The IPR&D charges were associated with four products, three of which experienced significant price erosion for the products, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of the Company's development partner.
For the year ended December 31, 2019, the Company recognized a total of $173 million of intangible asset impairment charges, of which $126 million was recognized in cost of goods sold and $47 million was recognized in in-process research and development.
The impairment charges for the year ended December 31, 2019 were primarily related to thirteen products, six of which are currently marketed products and seven of which are IPR&D products, all acquired as part of the Combination. For five currently marketed products, the impairment charges were the result of significant price erosion during 2019, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows. For the remaining currently marketed product, the impairment charge was the result of a strategic decision to discontinue the product. For one IPR&D product, the impairment charge was the result of increased competition at launch resulting in significantly lower than expected future cash flows. For one IPR&D product, the impairment charge was the result of a strategic decision to no longer pursue approval of the product. For the other five IPR&D products, the impairment charges were the result of expected significant price erosion for the products resulting in significantly lower than expected future cash flows.
Amortization expense related to intangible assets recognized was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Amortization	$174,967	$143,952	$72,986

The following table presents future amortization expense for the next five years and thereafter, excluding $379 million of IPR&D intangible assets (in thousands).

Future Amortization
2021	$166,688
2022	154,938
2023	143,337
2024	136,887
2025	97,911
Thereafter	225,470
Total	$925,231

16. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable	$153,140	$103,021
Accrued returns allowance	174,984	150,361
Accrued compensation	58,922	36,008
Accrued Medicaid and commercial rebates	131,088	114,960
Accrued royalties	21,777	28,969
Commercial chargebacks and rebates	10,226	10,226
Medicaid reimbursement accrual	—	7,000
Accrued professional fees	11,056	12,312
Taxes payable	5,538	8,729
Accrued other	46,930	35,897
Total accounts payable and accrued expenses	$613,661	$507,483

17. Debt
The following is a summary of the Company's total indebtedness (in thousands):

	December 31, 2020	December 31, 2019
Term Loan due May 2025	$2,631,876	$2,658,876
Rondo Term Loan due 2025	173,250	—
Other	624	624
Total debt	2,805,750	2,659,500
Less: debt issuance costs	(26,258)	(28,975)
Total debt, net of debt issuance costs	2,779,492	2,630,525
Less: current portion of long-term debt	(44,228)	(21,479)
Total long-term debt, net	$2,735,264	$2,609,046
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

The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at December 31, 2020. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with its Term Loan. For further details, refer to Note 20. Financial Instruments.
In accordance with the Term Loan, the Company was required to calculate the amount of excess cash flows based on its results for the year ended December 31, 2020. As a result, the Company expects to make a payment of $14 million in March 2021 to satisfy the excess cash flow requirements. At December 31, 2019, an excess cash flow payment was not required based on result for the year then ended. In addition, the Term Loan requires regular principal payments of $27 million and per year for the next four years and the balance payable at maturity on May 4, 2025.
The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at December 31, 2020 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At December 31, 2020, the Company had no outstanding borrowings and $495 million of availability under the Revolving Credit Facility.
The proceeds from the Term Loan were used to finance, in part, the cost of the Combination and to pay off Amneal’s debt and substantially all of Impax’s debt at the close of the Combination. In connection with the refinancing of the Amneal and Impax debt, the Company recorded a loss on extinguishment of debt of $20 million for the year ended December 31, 2018.
The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At December 31, 2020, the Revolving Credit Facility commitment fee rate was 0.375% per annum.
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
The Company incurred costs associated with the Term Loan due May 2025 of $38 million and the Revolving Credit Facility of $5 million, which have been capitalized and are being amortized over the life of the applicable debt agreement to interest expense using the effective interest method. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the Revolving Credit Facility have been recorded in other assets because there were no borrowings outstanding on the effective date of the Revolving Credit Facility. For each of the years ended December 31, 2020, 2019 and 2018, amortization of deferred financing costs related to the Term Loan, Revolving Credit Facility and historical Amneal debt was $6 million.
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal's and its subsidiaries' assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries' ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At December 31, 2020, Amneal was in compliance with all covenants.
Acquisition Financing - Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan ("Rondo Term Loan") with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million. The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which is one-month LIBOR plus 3.0% at December 31, 2020 and matures on January 31, 2025. The annual interest rate for borrowings under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At December 31, 2020, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.
A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At December 31, 2020, the Rondo Credit Facility commitment fee rate was 0.40% per annum.
Costs associated with the Rondo Term Loan of $3 million and the Rondo Credit Facility of $1 million have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan has been recorded in the balance sheet net of issuance costs.  Costs associated with the Rondo Revolving Credit Facility have been recorded in other assets.  For the year ended December 31, 2020, amortization of deferred financing costs associated with the Rondo Credit Facility was less than $1 million.
The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/or the interest rate may be increased.  At December 31, 2020, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder.
The Rondo Term Loan requires principal payments of $9 million per year for the next four years and the balance payable at maturity on January 31, 2025.
Acquisition Financing – Notes Payable-Related Party
On January 31, 2020, the closing date of the Acquisitions, Rondo or its subsidiary, Rondo Top Holdings, LLC, issued the Sellers Notes with a stated aggregate principal amount of $44 million and the Short-Term Sellers Note with a stated principal amount of $1 million.  The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025.  The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.   If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest are satisfied no later than January 31, 2030 or earlier, upon a change in control.  The Short-Term Sellers Note is also unsecured and accrues interest at a rate of 1.6% and was paid during February 2021.
In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value.  The Sellers Notes were stated at the fair value estimate of $35 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework.  The Short-Term Sellers Note of $1 million was recorded at the stated principal amount of $1 million, which approximates fair value.  The $9 million discount on the Sellers Notes will be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes will accrete to the stated principal amount of $44 million. During the year ended December 31, 2020, amortization of the discount related to the Sellers Notes was $1 million.
The Company is not party to or a guarantor of the Sellers Notes or Short-Term Sellers Notes. The Sellers Notes and the Short-Term Sellers Note are recorded in notes payable-related party within long-term liabilities and notes payable-related party within current liabilities, respectively.

18. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Interest rate swap (1)	$53,903	$—
Uncertain tax positions	3,065	5,088
Long-term compensation (2)	20,542	22,735
Financing lease liabilities	2,318	3,869
Other long-term liabilities	5,855	7,891
Total other long-term liabilities	$85,683	$39,583
(1)    Refer to Note 19. Fair Value Measurements and Note 20. Financial Instruments for information about the Company’s interest rate swap.
(2)    Includes $12 million of long-term deferred compensation plan liabilities (refer to Note 19. Fair Value Measurements) and $8 million of long-term employee benefits for the Company’s international employees.
19. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Based on
December 31, 2020	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap (1)	$53,903	$—	$53,903	$—
Deferred compensation plan liabilities (2)	$14,007	$—	$14,007	$—

December 31, 2019
Assets
Interest Rate Swap (1)	$16,373	$—	$16,373	$—
Liabilities
Deferred compensation plan liabilities (2)	$18,396	$—	$18,396	$—
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 20. Financial Instruments for information about the Company’s interest rate swap.
(2)As of December 31, 2020, deferred compensation plan liabilities of $2 million and $12 million were recorded in current and non-current liabilities, respectively.  As of December 31, 2019, deferred compensation plan liabilities of $4 million and $14 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2020.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The $2.6 billion Term Loan, falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at December 31, 2020 and December 31, 2019 was approximately $2.6 billion and $2.4 billion, respectively.
The $173 million Rondo Term Loan, entered into on January 31, 2020, falls into the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at December 31, 2020 was approximately $172 million.
The Sellers Notes and the Short-Term Sellers Note fall into the Level 2 category within the fair value level hierarchy. At December 31, 2020, the carrying value of the Sellers Notes and the Short-Term Sellers Note of $36 million and $1 million, respectively, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the years ended December 31, 2020 and 2019.

20. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
The Company is exposed to interest rate risk on its debt obligations.  Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, see Note 17. Debt).  The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range.  In order to achieve this objective, the Company has entered into an interest rate swap on the Term Loan.
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
As of December 31, 2020, the total loss, net of income taxes, related to the Company’s cash flow hedge was $54 million, of which $27 million was recognized in accumulated other comprehensive loss and $27 million was recognized in non-controlling interests. As of December 31, 2019, the total income, net of income taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedge was $16 million.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$53,903	Other assets	$16,373

21. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Certain of these arrangements are with related parties (refer to Note 24. Related Party Transactions).
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
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the years ended December 31, 2020 and 2019, the Company recorded net charges of $6 million and $12 million, respectively, for commercial legal proceedings and claims.   The Company had total liabilities for legal proceedings and claims of $11 million and $17 million as of December 31, 2020 and 2019, respectively. The ultimate resolution of any or all claims, legal proceedings or investigations could differ materially from our estimate and have a material adverse effect on the Company's results of operations and/or cash flows in any given accounting period, or on the Company's overall financial condition.
Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products.
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
Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October, 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. In March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision, and in June 2019, Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit. That Petition remains pending.

On July 12, 2019, the Company received a CID from the FTC concerning an August 2017 settlement agreement between Impax and Endo, which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the above-referenced June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the United States District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. Impax and Amneal believe that they have strong defenses to the FTC’s allegations and intend to vigorously defend the action.
Opana ER® Antitrust Litigation

From June 2014 to April 2015, a number of complaints styled as class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) of Opana ER® were filed against Endo and Impax.

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

In December, 2014, the United States Judicial Panel on Multidistrict Litigation (the "JPML") transferred the actions to the United States District Court for the Northern District of Illinois (“N.D. Ill.”) for coordinated pretrial proceedings, as In Re: Opana ER Antitrust Litigation (MDL No. 2580).

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On March 25, 2019, plaintiffs filed motions for class certification and served opening expert reports. Defendants’ oppositions to class certification and rebuttal expert reports were filed and served on August 29, 2019. On November 5, 2019, plaintiffs filed reply briefs in further support of their motions for class certification. On January 17, 2020, defendants filed a motion for leave to file joint surreply briefs in response thereto; plaintiffs filed responses on January 24, 2020. On February 5, 2020, the court granted defendants’ motion for leave, and entered a case schedule to which the parties jointly stipulated, setting a trial date of March 15, 2021, which the multi-district litigation ("MDL") court later re-set for June 7, 2021 in light of COVID-19 pandemic-related delays. On April 15, 2020, defendants filed motions for summary judgment. On August 19, 2020, the MDL court issued a minute entry indicating that it was taking the motions under consideration and would advise the parties if oral argument was needed.

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
Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, Impax received a subpoena from the State of Connecticut Attorney General ("Connecticut AG") concerning its investigation into sales of Impax's generic product, digoxin. According to the Connecticut AG, the investigation concerned whether anyone engaged in a contract, combination or conspiracy in restraint of trade or commerce which had the effect of (i) fixing, controlling or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin. Impax cooperated in the investigation and produced documents and information in response to the Subpoena in 2014 and 2015. However, no assurance can be given as to the timing or outcome of this investigation.

United States Department of Justice Investigations

On November 6, 2014, Impax disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (the "DOJ"). On March 13, 2015, Impax received a grand jury subpoena from the DOJ requesting the production of information and documents regarding the sales, marketing, and pricing of four generic prescription medications. Impax has cooperated in the investigation and produced documents and information in response to the subpoenas from 2014 to 2016. However, no assurance can be given as to the timing or outcome of the investigation.

On April 30, 2018, Impax received a CID from the Civil Division of the DOJ (the "Civil Division"). The CID requests the production of information and documents regarding the pricing and sale of Impax’s pharmaceuticals and interactions with other generic pharmaceutical manufacturers regarding whether generic pharmaceutical manufacturers engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted to the Federal government. Impax has cooperated with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
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
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Since March 2016, multiple putative antitrust class action complaints have been filed on behalf of direct purchasers, indirect purchasers (or end-payors), and indirect resellers, as well as individual complaints on behalf of certain direct and indirect purchasers, and municipalities (the “opt-out plaintiffs”) against manufacturers of generic drugs, including Impax and the Company. The complaints allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. Plaintiffs seek unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuits have been consolidated in an MDL in the United States District Court for the Eastern District of Pennsylvania (In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724, (E.D. Pa.)).

On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of 9 additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. These lawsuits have been incorporated into MDL No. 2724.
Fact and document discovery in MDL No. 2724 are proceeding. In July, 2020, the Court ordered certain plaintiffs’ complaints regarding three generic drug products to proceed as bellwether cases, along with the Plaintiff States’ amended complaint. No scheduling order has yet been issued for this matter.
The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.
Prescription Opioid Litigation
The Company and certain of its affiliates have been named as defendants in various matters filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include state Attorneys General, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors and retail pharmacies as defendants, and. there are numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors and retail pharmacies in which the Company and its affiliates are not named.

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in a MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). As of December 31, 2020, there were approximately 850 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 120 state court cases pending in 11 states, including Alabama, Arizona, Arkansas, Florida, Mississippi, Missouri, New Mexico, South Carolina, Utah, Pennsylvania, and West Virginia. The Company has filed motions to dismiss in many of these cases. No trial dates have been set except in New Mexico (tentatively September 2022) and West Virginia (tentatively November 2021); it is not known at this time if the Company will be involved in the West Virginia case trial.

The Company believes it has substantial meritorious defenses in these matters and intends to vigorously defend against the claims. However, in light of the inherent uncertainties of civil litigation, the Company is not in a position to predict the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss in the event of an unfavorable outcome in any of these matters, and an adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.
Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with a competitor to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In August 2019, the Court granted Impax’s motion to dismiss Plaintiff’s subsequent second amended complaint in its entirety. Plaintiff appealed to the United States Court of Appeals for the Ninth Circuit, and on January 11, 2021 the Ninth Circuit issued an unpublished opinion affirming in part and reversing in part the District Court’s decision. Impax has filed a motion for rehearing with the Ninth Circuit.

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2)

and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018 amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiff filed a motion for class certification on October 30, 2020, and the motion is being briefed.
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

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the "USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered tolling agreements with the USAO through approximately May 12, 2021. It is not possible to determine the exact outcome of these investigations at this time.

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

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints, and approximately 160 personal injury short form complaints. Amneal Pharmaceuticals, Inc., has been dismissed from the master complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage and transportation. Plaintiffs filed amended complaints on February 8 and February 22, 2021.

On November 12, 2020, Amneal Pharmaceuticals LLC was named in a lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore, alleging claims of public nuisance, negligence, and violations of state consumer protection laws against brand and generic manufacturers and store-brand distributors of Zantac®/ranitidine. Plaintiffs seek unspecified compensatory and punitive damages, as well as civil penalties and injunctive relief. Defendants removed the case to federal court, and on January 6, 2021, a conditional transfer order to the MDL was issued.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to the litigation. However, in light of the inherent uncertainties of civil litigation, the Company is not in a position to predict the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss in the event of an unfavorable outcome in any of these matters, and an adverse outcome could negatively affect the Company and have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Metformin Litigation

Amneal and AvKARE, Inc. are named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey (“D.N.J.”), consolidated as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). The lawsuits all allege that defendants made and sold to putative class members generic metformin products that were “adulterated” or “contaminated” with NDMA.

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin, alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. Medical monitoring class action complaints filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer", and seek medical monitoring, including evaluation and treatment.

The Company believes it has substantial meritorious defenses to the claims asserted with respect to this matter. However, any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.

Xyrem® (sodium oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings.
22. Stockholders' Equity
Members' Deficit Prior to the Combination
During 2018, the board of managers of Amneal approved a discretionary modification to the profit participation units to be concurrent with the Combination that caused the vesting of all PPUs that were previously issued to certain current or former employees for service prior to the Combination. The modification entitled the holders to 6.9 million shares of Class A Common Stock with a fair value of $126 million on the date of the Combination and $33 million of cash. In July 2018, Holdings distributed the shares it received in the Redemption to settle the PPUs with no additional shares issued by the Company. Additionally, during 2018, Holdings distributed $28 million of cash bonuses to employees of Amneal for service prior to the Combination. As a result of these transactions, the Company recorded charges aggregating $187 million to acquisition, integration and transaction-related expenses during the year ended December 31, 2018, and corresponding capital contributions of $159 million related to the vesting of the PPUs and $28 million related to the cash bonus in members' accumulated deficit.  For more details, see Note 7. Acquisition, Transaction-Related and Integration Expenses.  During the year ended December 31, 2018, Amneal made distributions of $183 million to its members.
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
During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all 12.3 million of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company.
Voting Rights
Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share of stock held, except as required by law.  Holders of Class A Common Stock and Class B Common Stock vote together as a single class on each matter submitted to a stockholder vote. Holders of Class A Common Stock and Class B Common Stock are not entitled to vote on any amendment to the Company's Charter that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote on such terms pursuant to the Company's Charter or law.
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
Preferred Stock
Under the Charter, the Company's Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2020, no preferred stock had been issued.
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
Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members. For the year ended December 31, 2020, a tax distribution of $3 million was recorded as a reduction of non-controlling interests (none in 2019). As of both December 31, 2020 and 2019, no liability was included in related-party payables for the tax distribution.
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

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the year ended December 31, 2020, a tax distribution of $0.5 million was recorded as a reduction of redeemable non-controlling interests. As of December 31, 2020, there were no amounts due for tax distributions related to redeemable non-controlling interests.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2018	$(7,755)	$—	$(7,755)
Other comprehensive income before reclassification	(729)	7,764	7,035
Amounts reclassified from accumulated other comprehensive loss	1,461	—	1,461
Reallocation of ownership interests	(809)	—	(809)
Balance December 31, 2019	(7,832)	7,764	(68)
Other comprehensive income before reclassification	(6,643)	(34,560)	(41,203)
Reallocation of ownership interests	(22)	(25)	(47)
Balance December 31, 2020	$(14,497)	$(26,821)	$(41,318)

23. Stock-Based Compensation
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan
In May 2018, the Company adopted the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan ("2018 Plan") under which the Company may grant stock options, restricted stock units and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The stock option, RSU and MPRSU award grants are made in accordance with the Company’s 2018 Plan and are subject to forfeiture if the vesting conditions are not met. On May 5, 2020, the stockholders of the Company approved an amendment to the 2018 Plan which authorized an additional 14 million shares of Class A common stock available for issuance under the 2018 Plan.
The aggregate number of shares of Class A Common Stock authorized for issuance pursuant to the Company's 2018 Plan is 37 million shares. As of December 31, 2020, the Company had 22,864,218 shares available for issuance under the 2018 Plan.
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
The following table summarizes all of the Company's stock option activity for the years ended December 31, 2020, 2019, and 2018:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	—	$—
Conversion of Impax stock options outstanding on May 4,2018	3,002,669	18.90
Options granted	3,555,808	16.64
Options exercised	(351,668)	10.80
Options forfeited	(392,228)	23.02
Outstanding at December 31, 2018	5,814,581	$17.73	8.0	$2.6
Options granted	4,559,820	11.29
Options exercised	(210,806)	6.64
Options forfeited	(3,986,469)	15.07
Outstanding at December 31, 2019	6,177,126	$8.87	8.2	$8.0
Options granted	—	—
Options exercised	(116,681)	2.75
Options forfeited	(2,249,216)	16.09
Outstanding at December 31, 2020	3,811,229	$4.80	7.9	$5.6
Options exercisable at December 31, 2020	1,806,223	$7.07	7.7	$2.0
The intrinsic value of options exercised during the year ended December 31, 2020 was approximately $0.2 million.  On November 14, 2019, the Company repriced 3.6 million of outstanding options by reducing the exercise price to $2.75.  The repricing resulted in $0.9 million of incremental expense being incurred during 2019.

The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2020, 2019, and 2018:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2017	—	$—
Granted	1,421,814	17.28
Vested	—	—
Forfeited	(91,190)	19.19
Non-vested at December 31, 2018	1,330,624	$17.15	3.3	$18.0
Granted	3,327,308	11.81
Vested	(479,299)	16.10
Forfeited	(1,541,275)	14.46
Non-vested at December 31, 2019	2,637,358	$12.16	1.7	$12.7
Granted	8,414,762	3.67
Vested	(692,868)	12.33
Forfeited	(1,226,700)	6.48
Non-vested at December 31, 2020	9,132,552	$5.09	1.7	$41.7
The table above includes 2,977,711 MPRSUs granted to executives during the first quarter of 2020. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2020 and requires the employee’s continued employment or service through February 28, 2023. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (5,955,422 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $2.13 and $3.63 and was calculated using a Monte Carlo simulation model. 2,813,530 of these MPRSUs remain outstanding and unvested at December 31, 2020.

In addition, the table above includes 519,754 MPRSUs granted to executives on March 1, 2019. Vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a select peer group over the three years starting January 1, 2019 and requires the employee’s continued employment or service through December 31, 2021. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 150% (779,631 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $14.67 and was calculated using a Monte Carlo simulation model. 159,260 of these MPRSUs remained outstanding and unvested at December 31, 2020.
As of December 31, 2020, the Company had total unrecognized stock-based compensation expense of $44 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.7 years.
The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the publicly traded common stock of a peer group of companies. The expected term calculation is based on the "simplified" method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest over four years and have a term of 10 years. The following table presents the weighted-average assumptions used in the option pricing model for options granted under the 2018 Plan in the years ended December 31, 2019 and 2018. There were no options granted in the year ended December 31, 2020.

	December 31, 2019	December 31, 2018
Volatility	48.6%	46.5%
Risk-free interest rate	2.4%	2.9%
Dividend yield	—%	—%
Weighted-average expected life (years)	6.17	6.25
Weighted average grant date fair value	$5.54	$8.14
The amount of stock-based compensation expense recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$4,166	$3,166	$921
Selling, general and administrative	13,343	15,729	6,923
Research and development	3,241	2,784	996
Total	$20,750	$21,679	$8,840

24. Related Party Transactions
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
Financing Lease/Financing Obligation - Related Party
The Company has a financing lease with LAX Hotel, LLC for two buildings located in Long Island, New York, that are used as an integrated manufacturing and office facility. LAX Hotel, LLC is controlled by a member of the Amneal Group who also serves as observer on our Board of Directors. For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases.
Kanan, LLC
Kanan, LLC ("Kanan") is a real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Certain executive officers of the Company beneficially own, through certain revocable trusts, equity securities of Kanan. In addition, they serve on the management team of Kanan. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for each of the years ended December 31, 2020, 2019 and 2018 was $2 million.
Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Asana. In addition, they serve on the management team of Asana. From time to time, Amneal provides research and development services to Asana under a development and manufacturing agreement.  The total amount of income earned from this arrangement for the years ended December 31, 2019 and 2018 was $1 million and $0.2 million, respectively.  At December 31, 2019, $1 million was due from Asana. There was no income earned from this arrangement during the year ended December 31, 2020 and there was no amount due from Asana at December 31, 2020.
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC ("IRE") is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the

Amneal Group who also serves as an observer on our Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC., which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for each of the years ended December 31, 2020, 2019 and 2018 was $1 million.
Kashiv BioSciences LLC
Kashiv BioSciences, LLC ("Kashiv") is an independent contract development organization focused primarily on the development of 505(b)(2) NDA products. Amneal has various business agreements with Kashiv. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Kashiv. In addition, they serve on the management team of Kashiv.
The parties entered into a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for each of the years ended December 31, 2020 and 2019 was less than $0.1 million (none in 2018).
In May 2013, Amneal, as a sublessor, entered into a sublease agreement with Kashiv for a portion of one of its research and development facilities. The sublease automatically renews annually if not terminated and has an annual base rent of $2 million. On January 15, 2018, Amneal and Kashiv entered into an Assignment and Assumption of Lease Agreement. The lease was assigned to Kashiv, and Amneal was relieved of all obligations. Rental income from this sublease for the years ended December 31, 2018 was $0.4 million (none in 2020 and 2019).
Amneal has also entered into various development, commercialization and consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the years ended December 31, 2020 and 2019, respectively, was $0.4 million and $5 million (none for 2018).  Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the years ended December 31, 2020, 2019 and 2018 was $11 million, $4 million and $4 million, respectively.
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
Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the IP and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with JSP. Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met. For each of the years ended December 31, 2020 and 2019, the Company recorded $2 million as research and development expense under this agreement with Kashiv (none in 2018).
In November 2019, Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis.  Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal will be responsible for filing the NDA and commercializing the product.  The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, which was recorded in research and development, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million.  Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127. For each of the years ended December 31, 2020 and 2019, the Company recorded $2 million as research and development expenses to compensate Kashiv for costs incurred to develop the product (none in 2018).
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provides the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin. For the year ended December 31, 2020, the Company recorded a combined $6 million, (none in 2019 and 2018), to cost of goods sold and research and development to compensate Kashiv for services performed.
On October 1, 2017, Amneal and Kashiv entered into a license and commercialization agreement. Kashiv granted Amneal an exclusive license, under its New Drug Application, to distribute and sell two bio-similar products in the U.S. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10 years from the respective product’s launch date.

In connection with the agreement, Amneal paid an upfront amount of $2 million in October 2017 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs. The research and development expenses under this agreement for the year ended December 31, 2020 were $1 million (none in 2019 and 2018).
In May 2020, Amneal and Kashiv entered into a product development agreement for the development and commercialization of Posaconazole. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal.

In connection with the agreement, Amneal paid an upfront amount of $0.3 million in May 2020 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $0.8 million relating to development milestones, (ii) up to $0.3 million relating to regulatory approval, and (iii) up to $1 million for the achievement of cumulative net sales. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval and commercial sales volume objectives. The research and development expenses under this agreement for the year ended December 31, 2020 were $0.7 million (none in 2019 and 2018).

In August 2020, Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix acetate. Under the agreement, the intellectual property and ANDA for these products are owned by Amneal and Kashiv is to receive a profit share for all sales of the products made by Amneal.

In connection with the agreement, Amneal expensed an upfront amount of $1 million in research and development in August 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal is to pay $3 million of development fees to Kashiv as the development work is completed. The research and development expenses under this agreement for the year ended December 31, 2020 was $2 million (none in 2019 and 2018).

At December 31, 2020 and 2019, payables of approximately $5 million and $6 million, respectively, were due to the related party for these transactions. Additionally, as of December 31, 2020 and 2019 a receivable of $0.1 million was due from the related party.
On January 11, 2021, the Company and Kashiv entered into a definitive agreement under which Amneal will acquire a 98% interest in Kashiv Specialty Pharmaceuticals, LLC, a wholly-owned subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. See Note 28. Subsequent Events for additional information.

PharmaSophia, LLC
PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Nava. Nava beneficially owns 50% of the outstanding equity securities of PharmaSophia. In addition, these executive officers also serve on the management team of Nava. Currently PharmaSophia is actively developing one injectable product. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the years ended December 31, 2020, 2019 and 2018 was $0.5 million, $1 million and $0.7 million, respectively.  At December 31, 2020 and 2019 receivables of $0.8 million and $0.7 million, respectively, were due from the related party. Additionally, as of December 31, 2019, a payable of less than $0.1 million was due from the related party.
Gemini Laboratories, LLC
Prior to the Company's acquisition of Gemini in May 2018 as described in Note 3. Acquisitions and Divestitures, Amneal and Gemini were parties to various agreements. Total gross profit earned from the sale of inventory to Gemini for the year ended December 31, 2018 (through the acquisition date), was $0.1 million.
As part of the Company's 2018 acquisition of Gemini, the Company had an unsecured promissory note payable of $77 million owed to the sellers of Gemini. On November 7, 2018, the Company paid the note payable in full and the related $1 million of interest incurred. During September 2020, the Company paid $3 million to Gemini’s non-controlling interest holders, of which $2 million was to acquire their remaining 2% equity interests and $1 million to distribute earnings. Refer to Note 22. Stockholders’ Equity, for further details.
Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of 8 products upon the first commercial sale of each in China in addition to a supply price and a profit share. The Company did not recognize any revenue from this agreement in the years ended December 31, 2020, 2019 and 2018.
Apace KY, LLC d/b/a Apace Packaging LLC

Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace. The total amount of expenses from this arrangement for the year ended December 31, 2020 was $12 million (none in 2019 and 2018). At December 31, 2020, payables of $1 million were due to the related party for packaging services. Additionally, at December 31, 2020, a receivable of $0.5 million was due from the related party relating to a product recall.
Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC ("Tracy"). A member of Company management beneficially owns outstanding equity securities of Tracy. The total amount of expenses from this arrangement for the year ended December 31, 2020 was $0.5 million (none in 2019 and 2018).
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC ("AzaTech") for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech. The total amount of purchases from this arrangement for the year ended December 31, 2020 was $5 million (none in 2019 and 2018). At December 31, 2020, payables of approximately $1 million were due to the related party for inventory purchases.
AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC ("AvPROP"). A member of Company management beneficially owns outstanding equity securities of AvPROP.  Rent expense from this arrangement for the year ended December 31, 2020 was $0.1 million (none in 2019 and 2018).
Tarsadia Investments, LLC
Tarsadia Investments, LLC (“Tarsadia”) is a private investment firm that provides financial services and is a significant shareholder of the Company. A member of Amneal Group, and an observer to the Board, is the Chairman and Founder of Tarsadia Investments. Another member of the Amneal Group, and a member of the Board, is a Managing Director of Tarsadia Investments. Tarsadia offers capital and strategic support for companies with substantial growth potential primarily in the healthcare, financial services, real estate, and clean technology sectors.  The Company entered into an agreement in which Tarsadia will provide financial consulting services.  The services are not expected to have a material impact to the Company’s financial statements.
Avtar Investments, LLC

Avtar Investments, LLC ("Avtar") is a private investment firm. Members of Company management beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the year ended December 31, 2020 was $1 million (none in 2019 and 2018). As of December 31, 2020, less than $0.1 million was due to Avtar.
Zep Inc.

Zep Inc. ("Zep") is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. An executive officer of the Company serves as a director of Zep. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. The amount of revenue recorded for the year ended December 31, 2020 was $0.6 million (none in 2019 and 2018). As of December 31, 2020, $0.1 million was recorded in related party receivables.
Tax Distributions
Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 22. Stockholders' Equity.
Additionally, under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For further details, refer to Note 22. Stockholders' Equity.
Notes Payable – Related Party
The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest in Rondo (“Rondo Class B Units”).  Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and the Short-Term Sellers Note.  For additional information, refer to Note 17. Debt.
25. Employee Benefit Plans
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. For the years ended December 31, 2020, 2019 and 2018, the Company made matching contributions of $8 million, $7 million and $7 million, respectively.
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
26. Segment Information
As a result of the Acquisitions, the Company added a third reportable segment, AvKARE, to its existing Generics and Specialty reportable segments. Generics develops, manufactures and commercializes complex oral solids, injectables, ophthalmics, liquids, topicals, softgels, inhalation products and transdermals across a broad range of therapeutic categories. The Company's retail and institutional portfolio contains approximately 250 product families, many of which represent difficult-to-manufacture products or products that have a high barrier-to-entry, such as oncologics, anti-infectives and supportive care products for healthcare providers.
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
AvKARE provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, primarily focused on serving the Department of Defense and the Department of Veterans Affairs.  AvKARE is also a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, as well as medical and surgical products.  In addition, AvKARE is a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers who are located throughout the United States focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment operating income (loss). Items below operating income (loss) are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in "Corporate and Other." The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker.

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2020	Generics (1)(2)	Specialty (2)	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,343,210	$355,567	$293,746	$—	$1,992,523
Cost of goods sold	894,422	192,910	242,219	—	1,329,551
Cost of goods sold impairment charges	34,579	—	—	—	34,579
Gross profit	414,209	162,657	51,527	—	628,393
Selling, general and administrative	56,134	75,917	58,544	136,132	326,727
Research and development	150,068	29,862	—	—	179,930
In-process research and development impairment charges	2,680	—	—	—	2,680
Acquisition, transaction-related and integration expenses	328	85	641	7,934	8,988
Restructuring and other (credit) charges	(614)	—	—	3,012	2,398
Charges related to legal matters, net	5,610	250	—	—	5,860
Intellectual property legal development expenses	10,647	8	—	—	10,655
Operating income (loss)	$189,356	$56,535	$(7,658)	$(147,078)	$91,155

Year Ended December 31, 2019	Generics (2)	Specialty (2)	Corporate and Other	Total Company
Net revenue	$1,308,843	$317,530	$—	$1,626,373
Cost of goods sold	984,782	162,432	—	1,147,214
Cost of goods sold impairment charges	119,145	7,017	—	126,162
Gross profit	204,916	148,081	—	352,997
Selling, general and administrative	68,883	79,665	141,050	289,598
Research and development	172,196	15,853	—	188,049
In-process research and development impairment charges	46,619	—	—	46,619
Acquisition, transaction-related and integration expenses	4,633	8,346	3,409	16,388
Restructuring and other (credit) charges	20,101	391	13,853	34,345
Charges related to legal matters, net	12,442	—	—	12,442
Intellectual property legal development expenses	13,193	1,045	—	14,238
Operating (loss) income	$(133,151)	$42,781	$(158,312)	$(248,682)
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
(2)During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.

Year Ended December 31, 2018	Generics	Specialty	Corporate and Other	Total Company
Net revenue	$1,439,031	$223,960	$—	$1,662,991
Cost of goods sold	835,181	103,592	—	938,773
Cost of goods sold impairment charges	7,815	—	—	7,815
Gross profit	596,035	120,368	—	716,403
Selling, general and administrative	68,426	49,465	109,955	227,846
Research and development	183,412	10,778	—	194,190
In-process research and development impairment charges	39,259	—	—	39,259
Acquisition, transaction-related and integration expenses	114,622	—	107,196	221,818
Restructuring and other (credit) charges	33,943	4,076	18,394	56,413
(Gains) charges related to legal matters, net	(22,300)	—	2,589	(19,711)
Intellectual property legal development expenses	15,772	489	—	16,261
Operating income (loss)	$162,901	$55,560	$(238,134)	$(19,673)

27. Other Assets
Other assets are comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred Revolving Credit Facility costs	$2,648	$3,099
Security deposits	2,240	1,938
Long-term prepaid expenses	10,598	6,438
Interest rate swap	—	16,373
ROU assets - financing leases	9,541	11,442
Other long-term assets	6,858	4,980
Total	$31,885	$44,270

28. Subsequent Events
On January 11, 2021, the Company and Kashiv (a related party, see Note 24. Related Party Transactions) entered into a definitive agreement under which Amneal will acquire a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), a wholly-owned subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs.

Under the terms of the transaction, which will be accounted for as a business combination, Amneal will pay an upfront purchase price comprised of: (i) a cash payment of $70 million at the closing of the Acquisition, which is subject to certain customary purchase price adjustments; and (ii) a cash payment of $30 million at the one-year anniversary of the execution of the purchase agreement. Kashiv is also eligible to receive up to an additional $8 million in contingent payments upon the achievement of certain regulatory milestones. In addition to the foregoing contingent payments, the Company will pay Kashiv certain royalty payments equal to an escalating percentage (from high single-digits to mid double-digits, depending on the net sales amount) of aggregate annual net sales for certain pharmaceutical products. The transaction will be funded with cash on hand and is expected to close in the first half of 2021.

On February 12, 2021, the Board of Directors approved amendments to the Amended and Restated Bylaws of the Company to retire shares of Class B-1 Common Stock. Such shares may not be reissued by the Company.

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

2.4
Membership Interest Purchase Agreement, dated January 11, 2021, by and among Kashiv BioSciences, LLC and Amneal Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 12, 2021).

3.1
Restated Certificate of Incorporation of Amneal Pharmaceuticals, Inc. adopted as of May 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018).

3.2
Amended and Restated Bylaws of Amneal Pharmaceuticals, Inc. adopted as of February 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2021).

4.1
Second Supplemental Indenture dated as of May 4, 2018 to the Indenture dated as of June 30, 2015 by and between Impax Laboratories, LLC and Wilmington Trust, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2018).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-k for the year ended December 31, 2019 filed on March 2, 2020).

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

10.7
Form of Indemnification and Advancement Agreement for the directors and officers of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.8
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.9
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 7, 2018). †

10.10
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019). †

10.11
Amneal Pharmaceuticals Inc. 2018 Incentive Award Plan (amended and restated) (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on August 17, 2020). †

10.12	Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (2020).†*

10.13	Amneal Pharmaceuticals, Inc. Non- Employee Director Compensation Policy.†*

10.14
Employment Agreement, dated January 24, 2018, by and among Amneal Pharmaceuticals LLC, Amneal Holdings, LLC and Andrew Boyer (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.14.1
Modification No. 1 to Employment Agreement, dated July 29, 2020, by and among Amneal Pharmaceuticals Inc. and Andrew Boyer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).†

10.15
Employment Agreement, dated January 21, 2019, by and between Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals, Inc., and Todd P. Branning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019). †

10.16
Unsecured Promissory Note, dated as of May 7, 2018, issued by Amneal Pharmaceuticals LLC to the Sellers (as defined therein) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on May 7, 2018).

10.17
Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.17.1
Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed on May 7, 2018).†

10.18
Second Amended and Restated Stockholders Agreement, dated as of December 16, 2017, among Atlas Holdings, Inc., Amneal Pharmaceuticals Holdings Company LLC, AP Class D Member, LLC, AP Class E Member, LLC and AH PPU Management, LLC (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed on May 7, 2018).

10.19
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

10.20
Form of Tripartite Letter Agreement Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019).

10.21
Form of Tripartite Acknowledgment and Agreement Morgan Stanley (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019).

10.22
Separation Agreement between Todd Branning, Amneal Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 11, 2020). †

10.23
Employment Agreement dated March 11, 2020, by and among Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals, Inc. and Anastasios (Tasos) G. Konidaris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020). †

10.24	Amended and Restated Operating Agreement of Rondo Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.25
Revolving Credit and Term Loan Agreement, dated as of January 31, 2020, by and among Rondo Intermediate Holdings and LLC and Rondo Holdings, LLC, the lenders from time to time party thereto, and Trust Bank, as Administrative Agent (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.26
Guaranty and Security Agreement, dated as of January 31, 2020, by and among Rondo Intermediate Holdings, LLC, and Rondo Holdings, LLC, AvKARE, R&S Northeast, and the Administrative Agent (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.27
Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed August 6, 2020). †

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Income) Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity / Members’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2021	Amneal Pharmaceuticals, Inc.

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co- Chief Executive Officer and Director	March 1, 2021
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co- Chief Executive Officer and Director	March 1, 2021
Chintu Patel	(Co-Principal Executive Officer)

/s/ Anastasios Konidaris	Executive Vice President, Chief Financial Officer	March 1, 2021
Anastasios Konidaris	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		March 1, 2021
Paul M. Meister	Chairman of the Board and Director

/s/ Jeffrey P. George		March 1, 2021
Jeffrey P. George	Director

/s/ Emily Peterson Alva		March 1, 2021
Emily Peterson Alva	Director

/s/ J. Kevin Buchi		March 1, 2021
J. Kevin Buchi	Director

/s/ John J. Kiely, Jr.		March 1, 2021
John J. Kiely, Jr.	Director

/s/ Ted Nark		March 1, 2021
Ted Nark	Director

/s/ Gautam Patel		March 1, 2021
Gautam Patel	Director

/s/ Shlomo Yanai		March 1, 2021
Shlomo Yanai	Director