Form 10-Q
period 2021-03-31
Amneal Pharmaceuticals, Inc.
filed 2021-05-07
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2021, there were 148,720,537 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.'s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; the Company’s strategy for growth; product development; regulatory approvals; market position and expenditures.

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

Summary of Material Risks

Risks and uncertainties that make an investment in the Company speculative or risky or that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

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
•our ability to identify, make and integrate acquisitions or investments in complementary businesses and products on advantageous terms;
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•the significant amount of resources we expend on research and development;
•our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness;
•the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group; and
•such other factors as may be set forth elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.

Investors should carefully read our Annual Report on Form 10-K for the year ended December 31, 2020, including the section captioned 1A. Risk Factors, for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenue	$493,105	$498,533
Cost of goods sold	301,543	313,578
Cost of goods sold impairment charges	—	1,456
Gross profit	191,562	183,499
Selling, general and administrative	90,726	77,976
Research and development	48,182	36,379
In-process research and development impairment charges	—	960
Intellectual property legal development expenses	3,582	1,270
Acquisition, transaction-related and integration expenses	2,802	2,575
Charges related to legal matters, net	—	4,500
Restructuring and other charges	363	2,048
Operating income	45,907	57,791
Other (expense) income:
Interest expense, net	(33,885)	(39,899)
Foreign exchange gain (loss), net	2,088	(5,181)
Other income, net	794	633
Total other expense, net	(31,003)	(44,447)
Income before income taxes	14,904	13,344
Provision for (benefit from) income taxes	359	(108,173)
Net income	14,545	121,517
Less: Net income attributable to non-controlling interests	(7,839)	(6,450)
Net income attributable to Amneal Pharmaceuticals, Inc.	$6,706	$115,067
Net income per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$0.05	$0.78
Diluted	$0.04	$0.78
Weighted-average common shares outstanding:
Basic	148,013	147,180
Diluted	151,220	147,956

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income
(unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$14,545	$121,517
Less: Net income attributable to non-controlling interests	(7,839)	(6,450)
Net income attributable to Amneal Pharmaceuticals, Inc.	6,706	115,067
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	(6,366)	(5,135)
Unrealized gain (loss) on cash flow hedge, net of tax	20,772	(62,658)
Less: Other comprehensive (income) loss attributable to non-controlling interests	(7,302)	34,456
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	7,104	(33,337)
Comprehensive income attributable to Amneal Pharmaceuticals, Inc.	$13,810	$81,730

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$452,097	$341,378
Restricted cash	3,717	5,743
Trade accounts receivable, net	530,600	638,895
Inventories	497,008	490,649
Prepaid expenses and other current assets	75,137	73,467
Related party receivables	1,102	1,407
Total current assets	1,559,661	1,551,539
Property, plant and equipment, net	471,165	477,754
Goodwill	522,758	522,814
Intangible assets, net	1,262,954	1,304,626
Operating lease right-of-use assets	32,396	33,947
Operating lease right-of-use assets - related party	24,110	24,792
Financing lease right-of-use assets	67,465	9,541
Financing lease right-of-use assets - related party	—	58,676
Other assets	19,561	22,344
Total assets	$3,960,070	$4,006,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$574,322	$611,867
Current portion of long-term debt, net	29,817	44,228
Current portion of operating lease liabilities	6,637	6,474
Current portion of operating and financing lease liabilities - related party	2,883	3,978
Current portion of financing lease liabilities	3,020	1,794
Current portion of note payable - related party	—	1,000
Related party payable - short term	20,100	7,561
Total current liabilities	636,779	676,902
Long-term debt, net	2,728,212	2,735,264
Note payable - related party	36,828	36,440
Operating lease liabilities	28,435	30,182
Operating lease liabilities - related party	22,308	23,049
Financing lease liabilities	61,871	2,318
Financing lease liabilities - related party	—	60,193
Related party payable - long term	2,061	1,584
Other long-term liabilities	63,789	83,365
Total long-term liabilities	2,943,504	2,972,395
Commitments and contingencies (Notes 5 and 14)
Redeemable non-controlling interests	13,079	11,804
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2021 and December 31, 2020; 148,715 and 147,674 shares issued at March 31, 2021 and December 31, 2020, respectively	1,485	1,475
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2021 and December 31, 2020; 152,117 shares issued at both March 31, 2021 and December 31, 2020	1,522	1,522
Additional paid-in capital	634,484	628,413
Stockholders' accumulated deficit	(280,115)	(286,821)
Accumulated other comprehensive loss	(34,361)	(41,318)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	323,015	303,271
Non-controlling interests	43,693	41,661
Total stockholders' equity	366,708	344,932
Total liabilities and stockholders' equity	$3,960,070	$4,006,033
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$14,545	$121,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,549	58,083
Unrealized foreign currency (gain) loss	(1,970)	5,514
Amortization of debt issuance costs and discount	2,183	2,004
Intangible asset impairment charges	—	2,416
Stock-based compensation	5,330	4,539
Inventory provision	16,021	15,200
Other operating charges and credits, net	1,431	1,266
Changes in assets and liabilities:
Trade accounts receivable, net	108,385	(60,893)
Inventories	(20,283)	(2,778)
Income taxes receivable associated with the CARES Act	—	(110,069)
Prepaid expenses, other current assets and other assets	602	(26,383)
Related party receivables	301	76
Accounts payable, accrued expenses and other liabilities	(37,226)	34,839
Related party payables	3,260	3,695
Net cash provided by operating activities	148,128	49,026
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,776)	(7,367)
Deposits for future acquisition of property, plant, and equipment	(917)	—
Acquisition of intangible assets	—	(1,050)
Acquisitions, net of cash acquired	—	(253,625)
Net cash used in investing activities	(12,693)	(262,042)
Cash flows from financing activities:
Proceeds from issuance of debt	—	180,000
Payments of principal on debt, financing leases and other	(23,630)	(7,158)
Net borrowings on revolving credit facility	—	300,000
Payments of deferred financing costs	—	(4,102)
Proceeds from exercise of stock options	676	5
Employee payroll tax withholding on restricted stock unit vesting	(2,102)	(503)
Payments of principal on financing lease - related party	(93)	(263)
Repayment of related party note	(1,000)	—
Net cash (used in) provided by financing activities	(26,149)	467,979
Effect of foreign exchange rate on cash	(593)	(860)
Net increase in cash, cash equivalents, and restricted cash	108,693	254,103
Cash, cash equivalents, and restricted cash - beginning of period	347,121	152,822
Cash, cash equivalents, and restricted cash - end of period	$455,814	$406,925
Cash and cash equivalents - end of period	$452,097	$405,238
Restricted cash - end of period	3,717	1,687
Cash, cash equivalents, and restricted cash - end of period	$455,814	$406,925
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,917	$35,386
Cash paid for income taxes, net	$733	$3,430
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$—	$36,033
Tax distribution to non-controlling interests	$9,757	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	6,706	—	6,043	12,749	1,796
Foreign currency translation adjustment	—	—	—	—	—	—	(3,139)	(3,227)	(6,366)	—
Stock-based compensation	—	—	—	—	5,330	—	—	—	5,330	—
Exercise of stock options	244	2	—	—	677	—	(34)	31	676	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	797	8	—	—	64	—	(113)	(2,108)	(2,149)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	10,243	10,529	20,772	—
Tax distribution	—	—	—	—	—	—	—	(9,236)	(9,236)	(521)
Balance at March 31, 2021	148,715	$1,485	152,117	$1,522	$634,484	$(280,115)	$(34,361)	$43,693	$366,708	$13,079

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income	—	—	—	—	—	115,067	—	5,362	120,429	1,088
Foreign currency translation adjustment	—	—	—	—	—	—	(2,525)	(2,610)	(5,135)	—
Stock-based compensation	—	—	—	—	4,539	—	—	—	4,539	—
Exercise of stock options	1	—	—	—	5	—	—	—	5	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	240	2	—	—	90	—	—	(602)	(510)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(30,812)	(31,846)	(62,658)	—
Non-controlling interests from Rondo transaction	—	—	—	—	—	—	—	—	—	11,475
Balance at March 31, 2020	147,311	$1,472	152,117	$1,522	$611,600	$(262,813)	$(33,405)	$85,082	$403,458	$12,563

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic and branded specialty pharmaceutical products across a broad array of dosage forms and therapeutic areas. The Company operates principally in the United States, India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). On May 4, 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company.
The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.6% of Amneal Common Units and the Company held the remaining 49.4% as of March 31, 2021. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2021, cash flows for the three months ended March 31, 2021 and 2020 and the results of its operations, its comprehensive income and its changes in stockholders' equity for the three months ended March 31, 2021 and 2020. The consolidated balance sheet data at December 31, 2020 was derived from the Company's audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2020 Annual Report on Form 10-K. The following significant accounting policy has been updated to include the Company's accounting for foreign currency transactions that are of a long-term investment in nature.
Foreign Currencies

The Company has operations in the U.S., India, Ireland, and other international jurisdictions. Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustments in accumulated other comprehensive loss.
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The amendments in this ASU are effective in the same timeframe as ASU 2020-04. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Reclassification

Prior period balances related to (i) financing lease right-of-use assets of $10 million formerly included in other assets, (ii) current portion of financing lease liabilities of $2 million formerly included in accounts payable and accrued expenses, and (iii) long-term lease liabilities of $2 million formerly included in other long-term liabilities as of December 31, 2020 have been reclassified to their respective balance sheet captions to conform to the current period presentation in the consolidated balance sheets.

3. Acquisitions and Divestitures
Kashiv Specialty Pharmaceuticals, LLC Acquisition
On January 11, 2021, the Company and Kashiv Biosciences, LLC (a related party, see Note 16. Related Party Transactions) (“Kashiv”) entered into a definitive agreement for Amneal to acquire a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), a subsidiary of Kashiv focused on the development of innovative drug delivery platforms, novel 505(b)(2) drugs and complex generics. The acquisition was funded with cash on hand and closed on April 2, 2021.

Under the terms of the transaction, which will be accounted for as a business combination, Amneal paid an upfront purchase price of $70 million with cash on hand at the closing, which is subject to certain customary purchase price adjustments, and will make a cash payment of $30 million on January 11, 2022. Kashiv is also eligible to receive up to an additional $8 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the net sales amount, of aggregate annual net sales for certain future pharmaceutical products.

Due to the timing of the acquisition, the initial accounting for the acquisition, including the valuation of the intangible assets acquired, is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition including the preliminary fair value of assets acquired and liabilities assumed.
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
For the three months ended March 31, 2020, there were $1 million of transaction costs associated with the Acquisitions recorded in acquisition, transaction-related and integration expenses (none for the three months ended March 31, 2021).
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
(1)In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value. The Sellers Notes are stated at the fair value estimate of $35 million, which is the $44 million aggregate principal amount less a $9 million discount.  The fair value of the Sellers Notes was estimated using the Monte-Carlo simulation approach under the option pricing framework.
(2)Represents trade accounts receivable from R&S that was effectively settled upon closing of the Acquisitions.
(3)Represents the principal amount due on the Short-Term Seller Note, which approximates fair value. The entire Short-Term Seller Note was repaid in February 2021.
(4)Represents a working capital adjustment pursuant to the terms of the purchase agreement. The entire amount was received in cash by the Company in September 2020.
The following is a summary of the purchase price allocation for the Acquisitions (in thousands):

Final Fair Values as of January 31, 2020
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
Of the $104 million of goodwill acquired in connection with the Acquisitions, approximately $70 million was allocated to the Company’s AvKARE segment (refer to Note 15. Segment Information) and approximately $34 million was allocated to the Generics segment.  Goodwill was allocated to the Generics segment as net revenue of products manufactured from Amneal and distributed by the Acquisitions is reflected in Generics’ segment results.  Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the three months ended March 31, 2020 (assuming the closing of the Acquisitions occurred on January 1, 2020) are as follows (in thousands):

Net revenue	$525,303
Net income	$122,521
Net income attributable to Amneal Pharmaceuticals, Inc.	$115,388
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Acquisitions taken place on January 1, 2020. Adjustments to arrive at the unaudited pro forma information primarily related to increases in selling, general and administrative expenses for amortization of acquired intangible assets, net of the applicable tax impact.

4. Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
Concentration of Revenue
The Company's three largest customers accounted for approximately 82% and 81% of total gross sales of products for the three months ended March 31, 2021 and 2020, respectively.
Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the three months ended March 31, 2021 and 2020 are set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Generics
Anti-Infective	$5,913	$13,253
Hormonal	106,703	87,481
Antiviral (1)	(7,941)	15,824
Central Nervous System	96,291	101,575
Cardiovascular System	35,311	29,679
Gastroenterology	19,458	23,536
Oncology	19,030	15,966
Metabolic Disease/Endocrine	6,557	17,229
Respiratory	8,178	10,067
Dermatology	12,878	15,245
Other therapeutic classes	9,731	21,746
International and other	399	985
Total Generics net revenue	312,508	352,586
Specialty
Hormonal/Metabolic	16,796	14,227
Central Nervous System	67,711	68,311
Other therapeutic classes	11,424	5,439
Total Specialty net revenue	95,931	87,977
AvKARE (2)
Distribution	45,499	31,586
Government Label	31,072	21,378
Institutional	5,179	3,413
Other	2,916	1,593
Total AvKARE net revenue	84,666	57,970
Total net revenue	$493,105	$498,533
(1) Antiviral revenue for the three months ended March 31, 2021 decreased from the prior year, primarily due to a $23 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic.
(2) The AvKARE segment consists of the businesses acquired in the Acquisitions on January 31, 2020. Net revenue for the three months ended March 31, 2020 represent two months of activity.

A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2021 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2020	$628,804	$22,690	$174,984	$131,088
Provision related to sales recorded in the period	727,258	25,048	24,786	28,770
Credits/payments issued during the period	(838,304)	(25,402)	(25,758)	(26,852)
Balance at March 31, 2021	$517,758	$22,336	$174,012	$133,006
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
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, Impax entered into an agreement with AstraZeneca UK Limited ("AstraZeneca") to distribute branded products under the terms of a distribution, license, development and supply agreement (the "AZ Agreement"). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act ("PREA") for approval of the nasal formulation of Zomig ® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the "PREA Study"). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement to be reduced by an aggregate amount of $30 million to be received in quarterly amounts specified in the AZ Amendment beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2021. In the event the royalty reduction amounts exceed the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognizes the amounts received from AstraZeneca for the PREA Study as a reduction to research and development expense. The PREA Study was completed during March 2021.
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $3 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.

Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement, with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The licensing agreement was subsequently amended on March 4, 2021 and the supply agreement was subsequently amended on March 2, 2021.The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78 million. For the three months ended March 31, 2021, the Company recognized $2 million of research and development expense related to the agreement (none for the three months ended March 31, 2020).
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 16. Related Party Transactions.
6. Restructuring and Other Charges
On July 10, 2019, the Company announced a plan to restructure its operations that is intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount over the course of this multi-year program by approximately 300 to 350 employees through December 31, 2021, primarily by closing its manufacturing facility located in Hauppauge, NY. Through March 31, 2021, the Company had reduced headcount by 280 employees under this plan.
For the three months ended March 31, 2021, there were no employee restructuring separation charges. For the three months ended March 31, 2020, employee restructuring charges were immaterial. The total employee separation-related liability as of both March 31, 2021 and December 31, 2020 was $1.6 million and included within accounts payable and accrued expenses. There were no payments made or adjustments to the liability during the three months ended March 31, 2021.

Other employee severance charges were $0.4 million and $2 million during the three months ended March 31, 2021 and 2020, respectively. Severance charges primarily consisted of the cost of benefits provided pursuant to our severance programs for former senior executives and management employees.
7. Earnings per Share
Basic earnings per share of the Company’s class A common stock is computed by dividing net income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding during the period. Diluted earnings per share of class A common stock is computed by dividing net income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Amneal Pharmaceuticals, Inc.	$6,706	$115,067
Denominator:
Weighted-average shares outstanding - basic	148,013	147,180
Effect of dilutive securities:
Stock options	792	230
Restricted stock units	2,415	546
Weighted-average shares outstanding - diluted	151,220	147,956
Net earnings per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$0.05	$0.78
Diluted	$0.04	$0.78

Shares of the Company's class B common stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of class A common stock (in thousands):

	Three Months Ended March 31,
	2021		2020
Stock options	347	(1)	683	(1)
Performance stock units	5,124	(2)	3,054	(2)
Shares of class B common stock	152,117	(3)	152,117	(3)
(1)Excluded from the computation of diluted earnings per share of class A common stock because the exercise price of the stock options exceeded the average market price of the class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met for the three months ended March 31, 2021 and 2020.
(3)Shares of class B common stock are considered potentially dilutive shares of class A common stock. Shares of class B common stock have been excluded from the computations of diluted earnings per common share because the effect of their inclusion would have been anti-dilutive under the if-converted method.

8. Income Taxes
For the three months ended March 31, 2021 and 2020, the Company's provision for (benefit from) income taxes and effective tax rates were $0.4 million and 2.4% and $(108) million and (810.6)%, respectively. The benefit from income taxes for the three months ended March 31, 2020 was primarily impacted by a $110 million discrete income tax benefit from the carryback of U.S. Federal Net Operating Loss (“NOL”) deferred tax assets (“DTAs”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019 it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2020.  As a result of the initial September 30, 2019 and December 31, 2020 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2020, this valuation allowance was $423 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of March 31, 2021, based on its evaluation of available positive and negative evidence, the Company has maintained its position with respect to the valuation allowance.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. Some of the key income tax-related provisions include net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some of these tax provisions are effective retroactively for years ending before the date of enactment. Other non-income-based tax provisions include deferral of the employer share of Social Security payroll taxes due from the CARES Act date of enactment through December 31, 2021, and a potential 50% credit on qualified wages against employment taxes each quarter with any excess credits eligible for refunds.
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

ASC 740, Income Taxes, requires the effect from adjusting deferred tax assets or changes to valuation allowances due to the CARES Act to be recognized as a component of income taxes expense or benefit in the interim period that includes the period in which the legislation is enacted (quarter ended March 31, 2020), and it cannot be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate. In the three months ended March 31, 2020, the Company reclassified the 2018 NOL carryback amount for previously paid income taxes to income tax receivable and reversed the corresponding valuation allowance. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%.  Accordingly, the Company recorded a discrete income tax benefit of $110 million, for the three months ended March 31, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million NOL carryback, plus interest of approximately $4 million. During February 2021, the Company received an additional cash refund for $2 million, plus interest, with the remainder of the NOL carryback expected to be received before December 31, 2021.
The Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs at September 30, 2019, the Company reversed the TRA liability.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of March 31, 2021, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both March 31, 2021 and December 31, 2020, the contingent liability, if recognized, amounts to $206 million.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal common units sold or exchanged for the Company's Class A Common Stock, the price of the Company's Class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to March 31, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of March 31, 2021 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that we ultimately realize.

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
9. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Gross accounts receivable	$1,072,138	$1,291,785
Allowance for credit losses	(1,444)	(1,396)
Contract charge-backs and sales volume allowances	(517,758)	(628,804)
Cash discount allowances	(22,336)	(22,690)
Subtotal	(541,538)	(652,890)
Trade accounts receivable, net	$530,600	$638,895

Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at March 31, 2021, equal to 34%, 28%, and 22%, respectively.
Receivables from customers representing 10% or more of the Company’s gross trade accounts receivable reflected three customers at December 31, 2020, equal to 39%, 26%, and 20%, respectively.
10. Inventories
Inventories are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$205,874	$209,180
Work in process	51,633	40,937
Finished goods	239,501	240,532
Total inventories	$497,008	$490,649

11. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurement Based on
March 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap (1)	$33,131	$—	$33,131	$—
Deferred compensation plan liabilities (2)	$14,500	$—	$14,500	$—

December 31, 2020
Liabilities
Interest rate swap (1)	$53,903	—	$53,903	—
Deferred compensation plan liabilities (2)	$14,007	—	$14,007	—
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 12. Financial Instruments for information on the Company's interest rate swap.
(2)As of March 31, 2021, deferred compensation plan liabilities of $2 million and $13 million were recorded in current and non-current liabilities, respectively. As of December 31, 2020, deferred compensation plan liabilities of $2 million and $12 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2021.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Company's outstanding Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan as of both March 31, 2021 and December 31, 2020 was approximately $2.6 billion.
The Rondo Term Loan entered into on January 31, 2020 falls into the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at March 31, 2021 and December 31, 2020 was approximately $170 million and $172 million, respectively.
The Sellers Notes falls into the Level 2 category within the fair value level hierarchy. The carrying value of the Sellers Notes at March 31, 2021 and December 31, 2020 was $37 million and $36 million, respectively, which approximate their fair values.
Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the three months ended March 31, 2021 and 2020.
12. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.

Interest Rate Risk
The Company is exposed to interest rate risk on its debt obligations.  The Company's debt obligations consist of variable-rate and fixed-rate debt instruments.  The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range.  In order to achieve this objective, the Company has entered into an interest rate swap on the Term Loan.
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
As of March 31, 2021, the total loss, net of income taxes, related to the Company’s cash flow hedge was $33 million, of which $16 million was recognized in accumulated other comprehensive loss and $17 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$33,131	Other long-term liabilities	$53,903
13. Goodwill and Intangible Assets
The changes in goodwill for the three months ended March 31, 2021 and for the year ended December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Balance, beginning of period	$522,814	$419,504
Goodwill acquired during the period	—	103,679
Currency translation	(56)	(369)
Balance, end of period	$522,758	$522,814
As of both March 31, 2021 and December 31, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. Refer to Note 3. Acquisitions and Divestitures for additional information about the Acquisitions.

Intangible assets at March 31, 2021 and December 31, 2020 were comprised of the following (in thousands):

	March 31, 2021				December 31, 2020
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	8.8	$1,149,245	$(360,174)	$789,071	$1,153,096	$(328,587)	$824,509
Other intangible assets	5.5	133,800	(39,312)	94,488	133,800	(33,078)	100,722
Subtotal		$1,283,045	$(399,486)	$883,559	$1,286,896	$(361,665)	$925,231
In-process research and development		379,395	—	379,395	379,395	—	379,395
Total intangible assets		$1,662,440	$(399,486)	$1,262,954	$1,666,291	$(361,665)	$1,304,626

The Company evaluated assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. For the three months ended March 31, 2021, the Company did not recognize any intangible asset impairment charges.
The impairment charges for the three months ended March 31, 2020 were primarily related to two currently marketed products and two in-process research and development (“IPR&D”) products.  For the currently marketed products, two products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins. The IPR&D charges are associated with two products, one of which experienced a delay in its estimated launch date and the other of which was canceled due to the withdrawal of our development partner.
During the three months ended March 31, 2020, the Company recognized $131 million of intangible assets associated with the Acquisitions, of which all are classified in other intangible assets in the table above.  These intangible assets consist of government licenses, government contracts, national contracts, customer relationships and a trade name and are amortized to selling, general, and administrative over their estimated useful lives.  Refer to Note 3. Acquisitions and Divestitures for additional information.
Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization	$41,672	$42,576
The following table presents future amortization expense for the next five years and thereafter, excluding $379 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2021	$125,091
2022	155,162
2023	143,395
2024	136,910
2025	97,937
Thereafter	225,064
Total	$883,559

14. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Certain of these arrangements are with related parties (refer to Note 16. Related Party Transactions).
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
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three months ended March 31, 2020, the Company recorded net charges of $5 million (none for the three months ended March 31, 2021) for commercial legal proceedings and claims. The Company had total liabilities for legal proceedings as of both March 31, 2021 and December 31, 2020 of $11 million. The ultimate resolution of any or all claims, legal proceedings or investigations could differ materially from our estimate and have a material adverse effect on the Company's results of operations and/or cash flows in any given accounting period, or on the Company's overall financial condition.
Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products.
The Company believes it has meritorious claims and defenses in these matters and intends to vigorously prosecute and defend them. However, because the ultimate outcome and costs associated with litigation are inherently uncertain and difficult to predict, except as otherwise stated, the Company is not in a position to predict the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss in the event of an unfavorable outcome in any of these matters, and any adverse outcome could negatively affect the Company and could have a material adverse effect on the Company's results of operations, cash flows and/or overall financial condition.
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

Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. ("Endo"), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. In March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision, and in June 2019, Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit. The Opinion & Order did not contain any monetary damages but enjoined Impax from entering into similar future agreements. On April 13, 2021, the Fifth Circuit issued a decision affirming the FTC’s Opinion & Order.

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

In December 2014, the United States Judicial Panel on Multidistrict Litigation (the "JPML") transferred the actions to the United States District Court for the Northern District of Illinois (“N.D. Ill.”) for coordinated pretrial proceedings, as In Re: Opana ER Antitrust Litigation (MDL No. 2580).

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On March 25, 2019, plaintiffs filed motions for class certification and served expert reports. Defendants’ oppositions to class certification and expert reports were filed and served on August 29, 2019. On February 5, 2020, the court entered a case schedule setting a trial date of March 15, 2021, which subsequently was re-set for November 1, 2021. On April 15, 2020, defendants filed motions for summary judgment and each side moved to exclude certain opposing experts. These various motions remain pending.
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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. These lawsuits have been incorporated into MDL No. 2724.
Fact and document discovery in MDL No. 2724 are proceeding. In July 2020, the Court ordered certain plaintiffs’ complaints regarding three generic drug products to proceed as bellwether cases, along with the Plaintiff States’ November 2019 amended complaint. In February 2021, the Court vacated the prior order regarding bellwether cases. Revised bellwether cases are under consideration and no scheduling order has yet been issued for this matter.
Prescription Opioid Litigation
The Company and certain of its affiliates have been named as defendants in various matters filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include state Attorneys General, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors and retail pharmacies as defendants, and there are numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors and retail pharmacies in which the Company and its affiliates are not named.

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 880 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 120 state court cases pending in 11 states. The Company has filed motions to dismiss in many of these cases. No trial dates have been set except in New Mexico (September 2022), Alabama (July 2022) and West Virginia (November 2021); it is not known at this time if the Company will be involved in the West Virginia case trial.
Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with a competitor to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In August 2019, the Court granted Impax’s motion to dismiss Plaintiff’s subsequent second amended complaint in its entirety. Plaintiff appealed to the United States Court of Appeals for the Ninth Circuit, and on January 11, 2021, the Ninth Circuit issued an unpublished opinion affirming in part and reversing in part the District Court’s decision. Impax subsequently filed a motion for rehearing with the Ninth Circuit, and Plaintiff filed a motion to intervene seeking to add Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada (“Sheet Metal Workers”) as an additional named Plaintiff The Ninth Circuit denied the motions, and on April 1, 2021, the case was remanded to the District Court. On April 19, 2021, the Company filed a motion to dismiss the remaining claims and an opposition to Sheet Metal Workers’ renewed motion to intervene.

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018 amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiff filed a motion for class certification on October 30, 2020, and in response to Amneal’s opposition, Plaintiffs amended their complaint to include similar allegations with regard to a November, 2017 registration statement issued by an Impax-related entity. The Court has set a briefing schedule for Amneal’s motion to dismiss the Amended Complaint.
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

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 190 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage and transportation. Plaintiffs filed amended complaints on February 8 and February 22, 2021, and Defendants have filed various motions to dismiss the amended complaints. Discovery remains ongoing.

On November 12, 2020, Amneal Pharmaceuticals LLC was named in a lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore, alleging claims of public nuisance, negligence, and violations of state consumer protection laws against brand and generic manufacturers and store-brand distributors of Zantac®/ranitidine. Plaintiffs seek unspecified compensatory and punitive damages, as well as civil penalties and injunctive relief. Defendants removed the case to federal court, and on January 6, 2021, a conditional transfer order to the MDL was issued. On April 2, 2021, the MDL Court remanded the case to state court. On February 5, 2021, the MDL similarly remanded a New Mexico state case that also had been removed to federal court.

Metformin Litigation

Amneal and AvKARE, Inc. were named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey (“D.N.J.”), consolidated as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). The lawsuits all allege that defendants made and sold to putative class members generic metformin products that were “adulterated” or “contaminated” with NDMA.

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. Medical monitoring class action complaints filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer", and seek medical monitoring, including evaluation and treatment.

Xyrem® (sodium oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings. On April 22, 2021, Defendants moved to dismiss Plaintiffs' claims.
15. Segment Information
The Company has three reportable segments: Generics, Specialty, and AvKARE.
Generics
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
The tables below present segment information reconciled to total Company financial results, with segment operating income (loss) including gross profit less direct selling, general and administrative expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$312,508	$95,931	$84,666	$—	$493,105
Cost of goods sold	185,298	48,198	68,047	—	301,543
Gross profit	127,210	47,733	16,619	—	191,562
Selling, general and administrative	18,762	19,881	13,704	38,379	90,726
Research and development	36,117	12,065	—	—	48,182
Intellectual property legal development expenses	3,582	—	—	—	3,582
Acquisition, transaction-related and integration expenses	—	—	931	1,871	2,802
Restructuring and other charges	80	—	—	283	363
Operating income (loss)	$68,669	$15,787	$1,984	$(40,533)	$45,907

Three Months Ended March 31, 2020	Generics (1)	Specialty	AvKARE (1,2)	Corporate and Other	Total Company
Net revenue	$352,586	$87,977	$57,970	$—	$498,533
Cost of goods sold	218,865	47,818	46,895	—	313,578
Cost of goods sold impairment charges	1,456	—		—	1,456
Gross profit	132,265	40,159	11,075	—	183,499
Selling, general and administrative	16,623	20,942	10,788	29,623	77,976
Research and development	29,034	7,345	—	—	36,379
In-process research and development impairment charges	960	—	—	—	960
Intellectual property legal development expenses	1,265	5	—	—	1,270
Acquisition, transaction-related and integration expenses	—	—	—	2,575	2,575
Charges related to legal matters, net	2,500	2,000	—	—	4,500
Restructuring and other charges	46	—	—	2,002	2,048
Operating income (loss)	$81,837	$9,867	$287	$(34,200)	$57,791
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
(2)The AvKARE segment consists of the businesses acquired in the Acquisitions on January 31, 2020. Operating results for the three months ended March 31, 2020 represent two months of activity.

16. Related Party Transactions
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
Financing Lease - Related Party
The Company has a financing lease for two buildings located in Long Island, New York, which are used as an integrated manufacturing and office facility. The Company leased these buildings from LAX Hotel, LLC from 2012 until January 2021. During 2020, LAX Hotel, LLC was controlled by a member of the Amneal Group, who also serves as observer on the Company's Board of Directors. As a result, this lease had been historically accounted for as a related party financing lease.
During January 2021, LAX Hotel, LLC sold its interests in the leased buildings to an unrelated third party. Therefore, this lease is no longer a related party transaction, and the corresponding financing lease right-of-use asset and liability have been reclassified in the consolidated balance sheet as of March 31, 2021 to reflect this change. For the three months ended March 31, 2021, lease costs and interest expense related to this lease were $0.2 million and $0.4 million, respectively. For the three months ended March 31, 2020, lease costs and interest expense were each approximately $1 million.
For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases in the Company’s 2020 Annual Report on Form 10-K.
Kanan, LLC
Kanan, LLC ("Kanan") is a real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Certain executive officers of the Company beneficially own, through certain revocable trusts, equity securities of Kanan. In addition, they serve on the management team of Kanan. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to Kanan for both the three months ended March 31, 2021 and 2020 was $0.5 million.
Asana Biosciences, LLC
Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Asana. In addition, they serve on the management team of Asana. From time to time, Amneal provides research and development services to Asana under a development and manufacturing agreement. There was no income for the three months ended March 31, 2021 or 2020. As of March 31, 2021 and December 31, 2020, there was no amount due from Asana for research and development related services.
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC ("IRE") is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the Amneal Group, who also serves as an observer on the Company's Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC, which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for both of the three months ended March 31, 2021 and 2020 was $0.3 million.
Kashiv BioSciences, LLC
Kashiv is an independent contract development organization focused primarily on the development of 505(b)(2) NDA products. Amneal has various business agreements with Kashiv. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Kashiv. In addition, they serve as managers of Kashiv.
On January 11, 2021, the Company and Kashiv entered into a definitive agreement for Amneal to acquire a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), a subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. The acquisition closed on April 2, 2021. Certain of the contracts between Amneal and Kashiv were acquired in this transaction and have become transactions among Amneal's consolidated subsidiaries subsequent to the transaction closing. Refer to Note 3. Acquisitions and Divestitures for further details on the KSP acquisition.
Agreements with Kashiv Not Affected by the Acquisition of KSP
The parties entered into a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for each of the three months ended March 31, 2021 and 2020 was less than $0.1 million.
Amneal also has various consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total expenses associated with these arrangements for the three months ended March 31, 2021 was less than $0.1 million (none for the three months ended March 31, 2020).
The table below includes the terms and expenses recognized for each of the product specific contracts with Kashiv.

		Amounts in millions
		Research and development expenses for three months ended March 31,
Products	Agreement Date	2021	2020
Filgrastim and PEG-Filgrastim (1)	October 2017	$—	$—
Ganirelix Acetate and Cetrorelix acetate (2)	August 2020	$1	$—
(1) Kashiv granted Amneal an exclusive license, under its New Drug Application, to distribute and sell two bio-similar products in the U.S. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling and pricing activities. The term of the agreement is 10 years from the respective product’s launch date. The agreement provides for potential future milestone payments to Kashiv of (i) up to $21 million relating to regulatory approval, (ii) up to $43 million for successful delivery of commercial launch inventory, (iii) between $20 million and $50 million relating to number of competitors at launch for one product, and (iv) between $15 million and $68 million for the achievement of cumulative net sales for both products. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval, launch activities and commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.
(2) Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix Acetate. Under the agreement, the intellectual property and ANDA for these products are owned by Amneal, and Kashiv is to receive a profit share for all sales of the products made by Amneal. In connection with the agreement, Amneal made an upfront payment for $1 million during August 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal is to pay $3 million of development fees to Kashiv as the development work is completed.
Agreements with Kashiv Included in the Acquisition of KSP
The following contracts previously between Amneal and Kashiv were acquired with KSP and have become transactions among Amneal's consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosures below relate to the historical agreements as related party transactions through March 31, 2021.

Amneal has various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the three months ended March 31, 2021 and 2020, respectively, was $0.1 million and $0.2 million.  Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for each of the three months ended March 31, 2021 and 2020 was $3 million.
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provides the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin. For each of the three months ended March 31, 2021 and 2020, the Company recorded $1 million to cost of goods sold to compensate Kashiv for services performed.
The following table includes the expenses recognized for each of the product specific contracts with Kashiv prior to the acquisition of these contracts as part of the KSP transaction.

		Amounts in millions
		Research and development expenses for three months ended March 31,
Products	Agreement Date	2021	2020
Levothyroxine Sodium(1)	June 2019	$—	$—
K127 (2)	November 2019	$3	$2
Posaconazole (3)	May 2020	$—	$—
(1) Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal, and Kashiv is to receive a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with Jerome Stevens Pharmaceuticals (refer to Note 5. Alliance and Collaboration, in the Company's 2020 Annual Report on Form 10-K for additional details). Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met.
(2) Amneal and Kashiv have a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (Pyridostigmine) for the treatment of Myasthenia Gravis. Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval, and Amneal will be responsible for filing the NDA and commercializing the product. The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million. Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127.
(3) Amneal and Kashiv have a product development agreement for the development and commercialization of Posaconazole. In connection with the agreement, Amneal paid an upfront amount of $0.3 million in May 2020 for execution of the agreement. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $0.8 million relating to development milestones, (ii) up to $0.3 million relating to regulatory approval, and (iii) up to $1 million for the achievement of cumulative net sales. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval and commercial sales volume objectives.
At March 31, 2021 and December 31, 2020, payables of approximately $8 million and $5 million, respectively, were due to Kashiv. Additionally, as of December 31, 2020 a receivable of $0.1 million was due from Kashiv.
PharmaSophia, LLC
PharmaSophia, LLC ("PharmaSophia") is a joint venture formed by Nava Pharma, LLC ("Nava") and Oakwood Laboratories, LLC for the purpose of developing certain products. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Nava. Nava beneficially owns 50% of the outstanding equity securities of PharmaSophia. In addition, these executive officers also serve on the management team of Nava. Currently PharmaSophia is actively developing one injectable product. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively. At March 31, 2021 and December 31, 2020 receivables of $1 million and $0.8 million, respectively, were due from the related party.
Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of eight products upon the first commercial sale of each in China in addition to a supply price and a profit share. The Company has not recognized any revenue from this agreement.
Apace KY, LLC d/b/a Apace Packaging LLC
Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace. The total amount of expenses from this arrangement for each of the three months ended March 31, 2021 and 2020 was $2 million. At both March 31, 2021 and December 31, 2020, payables of $1.0 million were due to the related party for packaging services. Additionally, at March 31, 2021 and December 31, 2020, receivables of $0.1 million and $0.5 million, respectively, was due from the related party for a product recall.
Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC ("Tracy"). A member of Company management beneficially owns outstanding equity securities of Tracy. The total amount of expenses from this arrangement for both of the three months ended March 31, 2021 and 2020 was $0.1 million.
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC ("AzaTech") for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech. The total amount of purchases from this arrangement for the three months ended March 31, 2021 and 2020 was $1 million and $0.8 million, respectively. At March 31, 2021 and December 31, 2020, payables of approximately $0.7 million and $1 million, respectively, were due to AzaTech for inventory purchases.
AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC ("AvPROP"). A member of Company management beneficially owns outstanding equity securities of AvPROP. Rent expense from this arrangement for both of the three months ended March 31, 2021 and 2020 was $0.1 million.
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

Avtar Investments, LLC
Avtar Investments, LLC ("Avtar") is a private investment firm. Members of Company management beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the three months ended March 31, 2021 was $0.1 million (none in the three months ended March 31, 2020). As of both March 31, 2021 and December 31, 2020, less than $0.1 million was due to Avtar.
Zep Inc.
Zep Inc. ("Zep") is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. An executive officer of the Company serves as a director of Zep. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. There was no revenue derived from this related party agreement for three months ended March 31, 2021 or 2020. As of December 31, 2020, $0.1 million was recorded in related party receivables (no related party receivable as of March 31, 2021).
Tax Distributions
Under the terms of its limited liability company agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 17. Stockholders' Equity and Redeemable Non-Controlling Interests.
Additionally, under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For further details, refer to Note 17. Stockholders' Equity and Redeemable Non-Controlling Interests.
Notes Payable – Related Party
The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest in Rondo (“Rondo Class B Units”).  Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and the Short-Term Sellers Note.  For additional information, refer to Note 3. Acquisitions and Divestitures.
17. Stockholders’ Equity and Redeemable Non-Controlling Interests
Non-Controlling Interests
Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. For the three months ended March 31, 2021, a tax distribution of $9 million was recorded as a reduction of non-controlling interests (none for the three months ended March 31, 2020), and included as related-party payables as of March 31, 2021, which was paid in full during April 2021.

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

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three months ended March 31, 2021, a tax distribution of $0.5 million was recorded as a reduction of redeemable non-controlling interests (none for the three months ended March 31, 2020) and included as a related-party payable as of March 31, 2021.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2019	$(7,832)	$7,764	$(68)
Other comprehensive loss before reclassification	(6,643)	(34,560)	(41,203)
Reallocation of ownership interests	(22)	(25)	(47)
Balance December 31, 2020	(14,497)	(26,821)	(41,318)
Other comprehensive loss before reclassification	(3,139)	10,243	7,104
Reallocation of ownership interests	(52)	(95)	(147)
Balance March 31, 2021	$(17,688)	$(16,673)	$(34,361)
18. Subsequent Events
Kashiv Specialty Pharmaceuticals Acquisition
On January 11, 2021, the Company and Kashiv (a related party, see Note 16. Related Party Transactions) entered into a definitive agreement for Amneal to acquire a 98% interest in KSP, a subsidiary of Kashiv focused on the development of innovative drug delivery platforms, novel 505(b)(2) drugs, and complex generics. Refer to Note 3. Acquisitions and Divestitures for additional information.

Class B-1 Common Stock
On May 5, 2021, the shareholders of the Company approved an amended and restated certificate of incorporation which retired shares of class B-1 common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the "Company," "we," "us," or "our") is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas, as well as branded products. We operate principally in the United States, India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K and under the heading Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis for the three months ended March 31, 2021 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
Overview
We have three reportable segments: Generics, Specialty, and AvKARE.
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
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2020 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.
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
We observed lost sales and some supply interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. Additionally, decreased influenza activity during the three months ended March 31, 2021, drove significantly lower sales volume and increased returns related to Oseltamivir as compared to the prior period.
While manufacturing has resumed to around pre-COVID-19 levels, we may again experience supply chain constraints at our New York, New Jersey, India or other facilities during subsequent waves of COVID-19 infections. These potential supply chain disruptions may significantly impact our 2021 results of operations and cash flows. Several of our key domestic manufacturing, packaging, and facilities are located in New York and New Jersey, two states with a high number of confirmed cases of COVID-19. Additionally, we have key international manufacturing and research and development facilities in India, a country with a high number of confirmed cases of COVID-19.
To the extent that the COVID-19 pandemic continues or worsens, national, state, local and international governments may impose additional restrictions or extend the restrictions already in place. The worsening of the pandemic and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, and supply chains being interrupted or slowed. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of products we provide. The potential effects of the COVID-19 pandemic also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.
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
Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue	$493,105	$498,533
Cost of goods sold	301,543	313,578
Cost of goods sold impairment charges	—	1,456
Gross profit	191,562	183,499
Selling, general and administrative	90,726	77,976
Research and development	48,182	36,379
In-process research and development impairment charges	—	960
Intellectual property legal development expenses	3,582	1,270
Acquisition, transaction-related and integration expenses	2,802	2,575
Charges related to legal matters, net	—	4,500
Restructuring and other charges	363	2,048
Operating income	45,907	57,791
Total other expense, net	(31,003)	(44,447)
Income before income taxes	14,904	13,344
Provision for (benefit from) income taxes	359	(108,173)
Net income	$14,545	$121,517
Net Revenue

Net revenue for the three months ended March 31, 2021 decreased by 1%, or $5 million, to $493 million as compared to $499 million for the three months ended March 31, 2020. The decrease from the prior year was attributable to a decline in our Generics segment of $40 million, which was primarily due to a $23 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic and an increase in customer purchases for the three months ended March 31, 2020 at the onset of the COVID-19 pandemic. New products launched in 2020 and 2021 contributed revenue growth of $36 million, which more than offset erosion in our base business. Offsetting the decline in Generic revenues was growth in AvKARE segment of $27 million, as the first quarter of 2021 included three months of sales as compared to two months in the prior year, and growth in our Specialty segment of $8 million, primarily due to growth in demand for Rytary® and Unithroid®.
Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, decreased 4%, or $13 million, to $302 million for the three months ended March 31, 2021 as compared to $315 million for the three months ended March 31, 2020. The decrease in cost of goods sold was primarily attributable to a decrease in revenue as noted above, a $1.5 million decrease in intangible asset impairments, and gross margin improvement due to reduced material costs, better plant utilization as well as the impact of 2020 and 2021 new product introductions.
Gross profit for the three months ended March 31, 2021 was $192 million (39% of total net revenue) as compared to gross profit of $183 million (37% of total net revenue) for the three months ended March 31, 2020. Our gross profit as a percentage of net revenue increased compared to the prior year primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2021 were $91 million, as compared to $78 million for the three months ended March 31, 2020. The $13 million increase from the prior year was primarily due to the AvKARE segment, as the first quarter of 2021 included three months’ of expenditures as compared to two months in the prior year, an increase in employee compensation, and an increase in indirect taxes. The increases were partially offset by a decrease in expenditures associated with in-person meetings and related expenses due to the COVID-19 pandemic.

Research and Development
Research and development (“R&D”) expenses for the three months ended March 31, 2021 were $48 million, as compared to $36 million for the three months ended March 31, 2020. The $12 million increase compared to the prior year was primarily attributable to an increased in-licensing and upfront milestone payments of $9 million to grow our Specialty and Generics pipelines, and increased project spend for ongoing project costs associated with IPX203 and complex generic product candidates.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended March 31, 2021 were $4 million as compared to $1 million for the three months ended March 31, 2020. The increase in expenses from the prior year related to an increase in the number of individual cases and corresponding litigation.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $3 million for both the three months ended March 31, 2021 and March 31, 2020. Expenses for the three months ended March 31, 2021 were primarily related to the acquisition of Kashiv Specialty Pharmaceuticals, LLC, which closed on April 2, 2021, and integration expenses related to the businesses that comprise our AvKARE segment. For the three months ended March 31, 2020, acquisition, transaction-related and integration expenses were primarily related to the acquisition of the businesses that comprise our AvKARE segment. Refer to Note 3. Acquisitions and Divestitures, for additional information on these acquisitions.
Charges Related to Legal Matters, Net
There were no charges related to legal matters for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded a net charge of $5 million, approximately $3 million of which was recorded in our Generics segment and $2 million in our Specialty segment.
Restructuring and Other Charges
On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350 by December 31, 2021, primarily by closing our manufacturing facility located in Hauppauge, NY. Through March 31, 2021, the Company reduced headcount by 280 employees under this plan.
Restructuring and other charges were $0.4 million and $2 million during the three months ended March 31, 2021 and 2020, respectively. These charges primarily consisted of the cost of benefits provided pursuant to our severance programs for former senior executives and management employees.
Other Expense, Net
Other expense, net was $31 million for the three months ended March 31, 2021, as compared to $44 million for the three months ended March 31, 2020. The decrease of $13 million was primarily due to a $6 million decline in interest expense due to a reduction in interest rates, as well as a $7 million favorable period over period impact of net foreign exchange gains and losses. The favorable net foreign exchange impact was primarily associated with the weakening of the Swiss franc relative to the U.S. dollar.
Provision For (Benefit From) Income Taxes
For the three months ended March 31, 2021 and 2020, our provision (benefit) for income taxes and effective tax rates were $0.4 million and 2.4% and $(108) million and (810.6)%, respectively. The income tax benefit for the three months ended March 31, 2020 was primarily impacted by a $110 million carryback of U.S. Federal net operating losses under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act was an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  For further details, refer to Note 8. Income Taxes.

Net Income
We recognized net income for the three months ended March 31, 2021 of $15 million as compared to net income of $122 million for the three months ended March 31, 2020. The year-over-year decrease in net income of $107 million was attributable to the factors listed above, most notably the tax benefit from a $110 million carryback of U.S. Federal net operating losses under the CARES Act in the prior year.
Generics
The following table sets forth results of operations for our Generics segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue	$312,508	$352,586
Cost of goods sold	185,298	218,865
Cost of goods sold impairment charges	—	1,456
Gross profit	127,210	132,265
Selling, general and administrative	18,762	16,623
Research and development	36,117	29,034
In-process research and development impairment charges	—	960
Intellectual property legal development expenses	3,582	1,265
Charges related to legal matters, net	—	2,500
Restructuring and other charges	80	46
Operating income	$68,669	$81,837
Net Revenue

Generics net revenue was $313 million for the three months ended March 31, 2021, a decrease of $40 million or 11% when compared with the same period in 2020. The year-over-year decrease was primarily due to a $23 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic and an increase in customer purchases for the three months ended March 31, 2020 at the onset of the COVID-19 pandemic. Additionally, products launched in 2020 and 2021 contributed revenue growth of $36 million, which more than offset erosion in our base business.

Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended March 31, 2021 was $185 million, a decrease of 16% or $35 million compared to the three months ended March 31, 2020. The decrease in cost of goods sold was primarily attributable to a decrease in sales as noted above, a $1.5 million decrease in intangible asset impairments, and gross margin improvement. The increase in gross margin was primarily related to 2020 and 2021 new product launches, the impact of reducing material cost components by $12 million versus the prior year period, and better plant utilization and product mix.
Generics gross profit for the three months ended March 31, 2021 was $127 million (41% of net revenue) as compared to gross profit of $132 million (38% of net revenue) for the three months ended March 31, 2020 as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended March 31, 2021 was $19 million, as compared to $17 million for the three months ended March 31, 2020.  The $2 million or 13% year-over-year increase was primarily attributed to increased employee compensation and an increase in indirect taxes. The overall increase was partially offset by a decrease in expenditures associated with in-person meetings and related expenses due to the COVID-19 pandemic.

Research and Development
Generics R&D expenses for the three months ended March 31, 2021 was $36 million, an increase of 24% or $7 million compared to the three months ended March 31, 2020.  The year-over-year increase was primarily associated with increased project spend on complex generics and success-based milestone achievements on certain projects.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended March 31, 2021 were $4 million as compared to $1 million for the three months ended March 31, 2020. The increase in expenses from the prior year relates to the number of individual cases and corresponding litigation.
Charges Related to Legal Matters, Net
There were no charges related to legal matters for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded a net charge of $3 million for commercial legal claims.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue	$95,931	$87,977
Cost of goods sold	48,198	47,818
Gross profit	47,733	40,159
Selling, general and administrative	19,881	20,942
Research and development	12,065	7,345
Intellectual property legal development expenses	—	5
Charges related to legal matters, net	—	2,000
Operating income	$15,787	$9,867
Net Revenue

Specialty net revenue for the three months ended March 31, 2021 was $96 million, an increase of $8 million, or 9%, compared to the three months ended March 31, 2020 due to growth in demand for Rytary® and Unithroid®.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for of both the three months ended March 31, 2021 and 2020 was $48 million.
Specialty gross profit for the three months ended March 31, 2021 was $48 million (50% of net revenue) as compared to gross profit of $40 million (46% of net revenue) for the three months ended March 31, 2020. The increase in gross profit primarily related to the mix of revenues, including the impact of non-promoted products. The increase in gross margin was due to growth in higher margin products offsetting declines in Zomig® nasal spray, which has a higher cost structure than the overall Specialty portfolio.
Selling, General, and Administrative
Specialty SG&A expense was $20 million for the three months ended March 31, 2021, a decrease of $1 million or 5% compared to the three months ended March 31, 2020. The decrease was primarily driven by a decline associated with in-person meetings and marketing expenses due to the COVID-19 pandemic, which was partially offset by an increase in indirect taxes and payroll-related expenses, including expenses associated with the expansion of our sales force.
Research and Development
Specialty R&D expenses for the three months ended March 31, 2021 were $12 million, as compared to $7 million for the three months ended March 31, 2020. The $5 million increase from the prior year period was primarily due to licensing and upfront milestones incurred to grow our Specialty pipeline.
Charges Related to Legal Matters, Net
There were no charges related to legal matters for the three months ended March 31, 2021. For the three months ended March 31, 2020, Specialty recorded a charge of $2 million for commercial legal proceedings.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue	$84,666	$57,970
Cost of goods sold	68,047	46,895
Gross profit	16,619	11,075
Selling, general and administrative	13,704	10,788
Acquisition, transaction-related and integration expenses	931	—
Operating income	$1,984	$287
We completed the acquisitions of the businesses that comprise our AvKARE segment on on January 31, 2020. As a result, the increase in results of operations for the AvKARE segment are primarily due to three months of activity in 2021 as compared to two months of activity in 2020. Refer to Note 3. Acquisitions and Divestitures, for additional information on the acquisitions.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $435 million of available capacity on our revolving credit facility as of March 31, 2021. Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for additional information. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions and capital equipment items, and acquisitions. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to sources of liquidity, particularly our cash flows from operations, and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
We estimate that we will invest approximately $60 million to $70 million during 2021 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities. In addition, we closed on our acquisition of 98% of KSP on April 2, 2021. Under the terms of the acquisition, we paid an upfront purchase price of $70 million with cash on hand at the closing and we expect to make a cash payment of $30 million on January 11, 2022. See Note. 3 Acquisitions and Divestitures for additional information.

Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information, including definitions, of our loans.  We will make substantial payments for monthly interest and quarterly principal amounts due on our Term Loan and Rondo Term Loan. Related to our Term Loan, we were required to calculate the amount of excess cash flows based on our results for the year ended December 31, 2020. As a result, we made a payment of $14 million in March 2021 to satisfy the excess cash flow requirements, in addition to our normal principal payments. Accordingly, we expect to make $41 million in principal payments and make interest payment payments totaling $112 million during 2021 related to our Term Loan. Related to our Rondo Term Loan, we expect to make $9 million in principal payments and make interest payments totaling $6 million during 2021. Additionally, we fully repaid the Short-Term Sellers Note of $1 million during February 2021.
We are party to a tax receivable agreement ("TRA") that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) ("Holdings") in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by Holdings. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our class A Common Stock, the price of our class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to March 31, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of March 31, 2021 (refer to Note 8. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors and Note 8. Income Taxes in our 2020 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. We did not make any tax cash distributions during the three months ended March 31, 2021. During April 2021, we made a tax distribution of $9 million to Amneal's members.
At March 31, 2021, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$148,128	$49,026
Investing activities	(12,693)	(262,042)
Financing activities	(26,149)	467,979
Effect of exchange rate changes on cash	(593)	(860)
Net increase in cash, cash equivalents, and restricted cash	$108,693	$254,103
Cash Flows from Operating Activities
Net cash provided by operating activities was $148 million for the three months ended March 31, 2021 compared to $49 million for the three months ended March 31, 2020.  The improvement over the prior year was primarily attributed to favorable cash collections on trade accounts receivable and a favorable impact from prepaid expenses and other current assets, partially offset by an unfavorable impact from payments of accounts payable and accrued expenses, and inventories.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $13 million as compared to $262 million in the prior year. The change in cash used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily related to payments made for the acquisitions of the businesses comprising our AvKARE segment in the prior year, which was partially offset by an increase in cash payments for purchases of property, plant and equipment. Refer to Note 3. Acquisitions and Divestitures, for additional information on the acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $26 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $468 million for the three months ended March 31, 2020. The change was primarily attributable to a $300 million borrowing on our Revolving Credit Facility to mitigate the uncertainty surrounding overall market liquidity due to the COVID-19 pandemic and net proceeds from a $180 million term loan associated with the acquisitions of the businesses comprising our AvKARE segment, both in the prior year, which were partially offset by an increase in principal payments related to debt and financing leases. Refer to Note 3. Acquisitions and Divestitures, for additional information on the acquisitions. Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2020 Annual Report on Form 10-K. Other than the contractual obligations noted below, there have been no material changes to the disclosure presented in our 2020 Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Kashiv Specialty Pharmaceuticals, LLC acquisition	$100,000	$70,000	$30,000	$—	$—
Refer to Note 3. Acquisitions and Divestitures for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.
Critical Accounting Policies
For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2020 Annual Report on Form 10-K.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Part II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 14. Commitments and Contingencies and is incorporated by reference herein.
Item 1A.    Risk Factors
There have been no material changes to the disclosures presented in our 2020 Annual Report on Form 10-K under Item 1A. Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Amneal Pharmaceuticals, Inc. adopted as of May 5, 2021.*

10.1	Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Joseph Todisco, dated as of July 29, 2020. †*

10.2	Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated as of July 29, 2020. †*

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three months ended March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2021 and 2020, (iii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three months ended March 31, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)