Form 10-Q
period 2021-06-30
Amneal Pharmaceuticals, Inc.
filed 2021-08-09
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 30, 2021, there were 149,277,872 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$535,075	$464,662	$1,028,180	$963,195
Cost of goods sold	322,577	319,666	624,120	633,244
Cost of goods sold impairment charges	—	759	—	2,215
Gross profit	212,498	144,237	404,060	327,736
Selling, general and administrative	86,157	80,944	176,883	158,920
Research and development	52,864	45,572	101,046	81,951
In-process research and development impairment charges	710	—	710	960
Intellectual property legal development expenses	1,365	3,550	4,947	4,820
Acquisition, transaction-related and integration expenses	4,283	1,787	7,085	4,362
Charges related to legal matters, net	—	1,300	—	5,800
Restructuring and other charges	—	333	363	2,381
Operating income	67,119	10,751	113,026	68,542
Other (expense) income:
Interest expense, net	(34,083)	(36,669)	(67,968)	(76,568)
Foreign exchange (loss) gain, net	(2,244)	3,466	(156)	(1,715)
Gain on sale of international businesses, net	—	123	—	123
Other income, net	4,032	571	4,826	1,204
Total other expense, net	(32,295)	(32,509)	(63,298)	(76,956)
Income (loss) before income taxes	34,824	(21,758)	49,728	(8,414)
Provision for (benefit from) income taxes	2,648	2,186	3,007	(105,987)
Net income (loss)	32,176	(23,944)	46,721	97,573
Less: Net (income) loss attributable to non-controlling interests	(17,644)	11,948	(25,483)	5,498
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$14,532	$(11,996)	$21,238	$103,071
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$0.10	$(0.08)	$0.14	$0.70
Diluted	$0.10	$(0.08)	$0.14	$0.69
Weighted-average common shares outstanding:
Basic	148,996	147,392	148,507	147,286
Diluted	151,986	147,392	151,606	148,309

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$32,176	$(23,944)	$46,721	$97,573
Less: Net (income) loss attributable to non-controlling interests	(17,644)	11,948	(25,483)	5,498
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	14,532	(11,996)	21,238	103,071
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	182	(2,967)	(6,184)	(8,102)
Unrealized loss on cash flow hedge, net of tax	704	(9,774)	21,476	(72,432)
Less: Other comprehensive (income) loss attributable to non-controlling interests	(448)	6,471	(7,750)	40,927
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	438	(6,270)	7,542	(39,607)
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$14,970	$(18,266)	$28,780	$63,464

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$278,306	$341,378
Restricted cash	4,847	5,743
Trade accounts receivable, net	652,015	638,895
Inventories	523,385	490,649
Prepaid expenses and other current assets	103,798	73,467
Related party receivables	1,124	1,407
Total current assets	1,563,475	1,551,539
Property, plant and equipment, net	468,415	477,754
Goodwill	549,091	522,814
Intangible assets, net	1,293,325	1,304,626
Operating lease right-of-use assets	41,065	33,947
Operating lease right-of-use assets - related party	21,689	24,792
Financing lease right-of-use assets	66,777	9,541
Financing lease right-of-use assets - related party	—	58,676
Other assets	19,216	22,344
Total assets	$4,023,053	$4,006,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$596,227	$611,867
Current portion of long-term debt, net	30,461	44,228
Current portion of operating lease liabilities	8,237	6,474
Current portion of operating and financing lease liabilities - related party	2,201	3,978
Current portion of financing lease liabilities	2,806	1,794
Current portion of note payable - related party	—	1,000
Related party payable - short term	32,930	7,561
Total current liabilities	672,862	676,902
Long-term debt, net	2,720,117	2,735,264
Note payable - related party	37,224	36,440
Operating lease liabilities	34,723	30,182
Operating lease liabilities - related party	20,131	23,049
Financing lease liabilities	61,643	2,318
Financing lease liabilities - related party	—	60,193
Related party payable - long term	8,714	1,584
Other long-term liabilities	63,255	83,365
Total long-term liabilities	2,945,807	2,972,395
Commitments and contingencies (Notes 5 and 13)
Redeemable non-controlling interests	14,112	11,804
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2021 and December 31, 2020; 149,209 and 147,674 shares issued at June 30, 2021 and December 31, 2020, respectively	1,490	1,475
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2021 and December 31, 2020; 152,117 shares issued at both June 30, 2021 and December 31, 2020	1,522	1,522
Additional paid-in capital	642,657	628,413
Stockholders' accumulated deficit	(265,583)	(286,821)
Accumulated other comprehensive loss	(33,979)	(41,318)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	346,107	303,271
Non-controlling interests	44,165	41,661
Total stockholders' equity	390,272	344,932
Total liabilities and stockholders' equity	$4,023,053	$4,006,033
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$46,721	$97,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,037	116,155
Unrealized foreign currency loss	124	1,251
Amortization of debt issuance costs and discount	4,473	4,214
Gain on sale of international businesses, net	—	(123)
Intangible asset impairment charges	710	3,175
Stock-based compensation	12,962	10,202
Inventory provision	25,805	34,708
Other operating charges and credits, net	2,764	4,156
Changes in assets and liabilities:
Trade accounts receivable, net	(13,167)	75,769
Inventories	(54,580)	(33,182)
Income taxes receivable associated with the CARES Act	—	(110,069)
Prepaid expenses, other current assets and other assets	(23,988)	8,772
Related party receivables	7,383	633
Accounts payable, accrued expenses and other liabilities	(21,137)	15,172
Related party payables	(3,912)	(139)
Net cash provided by operating activities	96,195	228,267
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,585)	(15,919)
Deposits for future acquisition of property, plant, and equipment	(1,667)	—
Acquisition of intangible assets	(500)	(1,050)
Acquisitions, net of cash acquired	(73,828)	(254,000)
Net cash used in investing activities	(95,580)	(270,969)
Cash flows from financing activities:
Proceeds from issuance of debt	—	180,000
Payments of principal on debt, financing leases and other	(33,876)	(17,072)
Payments of deferred financing costs	—	(4,102)
Proceeds from exercise of stock options	681	158
Employee payroll tax withholding on restricted stock unit vesting	(2,378)	(557)
Tax distributions to non-controlling interests	(27,551)	—
Payments of principal on financing lease - related party	(93)	(530)
Repayment of related party note	(1,000)	—
Net cash (used in) provided by financing activities	(64,217)	157,897
Effect of foreign exchange rate on cash	(366)	255
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,968)	115,450
Cash, cash equivalents, and restricted cash - beginning of period	347,121	152,822
Cash, cash equivalents, and restricted cash - end of period	$283,153	$268,272
Cash and cash equivalents - end of period	$278,306	$266,143
Restricted cash - end of period	4,847	2,129
Cash, cash equivalents, and restricted cash - end of period	$283,153	$268,272
Supplemental disclosure of cash flow information:
Cash paid for interest	$61,441	$68,433
Cash paid for income taxes, net	$4,610	$4,518
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$—	$36,033
Tax distribution to non-controlling interests	$—	$1,573
Deferred consideration for acquisition - related party	$30,099	$—
Contingent consideration for acquisition - related party	$6,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at April 1, 2021	148,715	$1,485	152,117	$1,522	$634,484	$(280,115)	$(34,361)	$43,693	$366,708	$13,079
Net income	—	—	—	—	—	14,532	—	15,461	29,993	2,183
Foreign currency translation adjustment	—	—	—	—	—	—	90	92	182	—
Stock-based compensation	—	—	—	—	7,632	—	—	—	7,632	—
Exercise of stock options	5	—	—	—	9	—	—	(4)	5	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	489	5	—	—	532	—	(56)	(789)	(308)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	348	356	704	—
Tax distributions	—	—	—	—	—	—	—	(16,644)	(16,644)	(1,150)
Non-controlling interests from the KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Balance at June 30, 2021	149,209	$1,490	152,117	$1,522	$642,657	$(265,583)	$(33,979)	$44,165	$390,272	$14,112

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	21,238	—	21,504	42,742	3,979
Foreign currency translation adjustment	—	—	—	—	—	—	(3,049)	(3,135)	(6,184)	—
Stock-based compensation	—	—	—	—	12,962	—	—	—	12,962	—
Exercise of stock options	249	2	—	—	686	—	(34)	27	681	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,286	13	—	—	596	—	(169)	(2,897)	(2,457)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	10,591	10,885	21,476	—
Tax Distributions	—	—	—	—	—	—	—	(25,880)	(25,880)	(1,671)
Non-controlling interests from the KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Balance at June 30, 2021	149,209	$1,490	152,117	$1,522	$642,657	$(265,583)	$(33,979)	$44,165	$390,272	$14,112

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at April 1, 2020	147,311	$1,472	152,117	$1,522	$611,600	$(262,813)	$(33,405)	$85,082	$403,458	$12,563
Net (loss) income	—	—	—	—	—	(11,996)	—	(12,168)	(24,164)	220
Foreign currency translation adjustment	—	—	—	—	—	—	(1,460)	(1,507)	(2,967)	—
Stock-based compensation	—	—	—	—	5,663	—	—	—	5,663	—
Exercise of stock options	56	1	—	—	153	—	(6)	5	153	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	126	1	—	—	88	—	(15)	(257)	(183)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(4,810)	(4,964)	(9,774)	—
Tax distributions	—	—	—	—	—	—	—	(1,170)	(1,170)	(403)
Balance at June 30, 2020	147,493	$1,474	152,117	$1,522	$617,504	$(274,809)	$(39,696)	$65,021	$371,016	$12,380

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income (loss)	—	—	—	—	—	103,071	—	(6,806)	96,265	1,308
Foreign currency translation adjustment	—	—	—	—	—	—	(3,985)	(4,117)	(8,102)	—
Stock-based compensation	—	—	—	—	10,202	—	—	—	10,202	—
Exercise of stock options	58	1	—	—	158	—	(6)	5	158	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	365	3	—	—	178	—	(15)	(859)	(693)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(35,622)	(36,810)	(72,432)	—
Tax distributions	—	—	—	—	—	—	—	(1,170)	(1,170)	(403)
Redeemable non-controlling interests from the Rondo Acquisitions	—	—	—	—	—	—	—	—	—	11,475
Balance at June 30, 2020	147,493	$1,474	152,117	$1,522	$617,504	$(274,809)	$(39,696)	$65,021	$371,016	$12,380

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic and branded specialty pharmaceutical products across a broad array of dosage forms and therapeutic areas. The Company operates principally in the United States, India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). In 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company.
The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.5% of Amneal Common Units and the Company held the remaining 49.5% as of June 30, 2021. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2021, cash flows for the six months ended June 30, 2021 and 2020 and the results of its operations, its comprehensive income (loss) and its changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020. The consolidated balance sheet data at December 31, 2020 was derived from the Company's audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
Except for the updates included in this Note, the accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2020 Annual Report on Form 10-K.
Contingent consideration
Business acquisitions may include future payments that are contingent upon the occurrence of certain pharmaceutical regulatory milestones or net sales of pharmaceutical products. For acquisitions that are accounted for as a business combination, the obligations for such contingent consideration payments are recorded at fair value on the acquisition date. For contingent milestone payments, the Company uses a probability-weighted income approach utilizing an appropriate discount rate. For contingent tiered royalties on net sales, the Company uses a Monte Carlo simulation model. Contingent consideration liabilities are revalued to fair value at the end of each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of contingent consideration in the consolidated statements of operations. Refer to Note 3. Acquisitions and Note 10. Fair Value Measurements for additional information.
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

Use of Estimates
The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, contingent consideration recognized in business combinations, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The amendments in this ASU are effective in the same timeframe as ASU 2020-04. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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

3. Acquisitions
Kashiv Specialty Pharmaceuticals, LLC Acquisition
On January 11, 2021, the Company and Kashiv Biosciences, LLC (a related party, see Note 15. Related Party Transactions) (“Kashiv”) entered into a definitive agreement for Amneal to acquire a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), a subsidiary of Kashiv focused on the development of innovative drug delivery platforms, novel 505(b)(2) drugs and complex generics (the “KSP Acquisition”).
On April 2, 2021, the Company completed the KSP Acquisition.  Under the terms of the transaction, the cash portion of the consideration was $104 million, comprised of a purchase price of $100 million (including initial and deferred consideration) and a working capital adjustment of $4 million.  The initial cash purchase price was funded by cash on hand. For further detail of the purchase price, refer to the table below.
For the three and six months ended June 30, 2021, transaction costs associated with the KSP Acquisition were $2 million and $3 million, respectively, and were recorded in acquisition, transaction-related and integration expenses (none for the three and six months ended June 30, 2020).

The KSP Acquisition was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer.

The preliminary purchase price was calculated as follows (in thousands):

Cash, including working capital payments	$74,440
Deferred consideration (1)	30,099
Contingent consideration (regulatory milestones) (2)	500
Contingent consideration (royalties) (2)	5,600
Settlement of Amneal trade accounts payable due to KSP (3)	(7,117)
Fair value consideration transferred	$103,522

(1)The deferred consideration is stated at the preliminary fair value estimate of $30.1 million, which is the $30.5 million contractually stated amount less a $0.4 million discount. The deferred consideration consists of $30 million due on January 11, 2022 and $0.5 million due on March 10, 2022. As the deferred consideration is non-interest bearing, the Company, using guideline companies and market borrowings with comparable risk profiles, discounted the deferred consideration at 1.7% over the period from April 2, 2021 to the maturity dates, for a fair value of $30 million on the date of acquisition. This discount will be amortized to interest expense over the life of the deferred consideration utilizing the effective interest rate method.
(2)Kashiv is eligible to receive up to an additional $8 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the amount of aggregate annual net sales for certain future pharmaceutical products. The estimated fair value of contingent consideration on the acquisition date was $6 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, probability of achievement of milestones, projected year of payments and expected net product sales. Refer to Note 10. Fair Value Measurements, for additional information on the methodology and determination of this liability.
(3)Represents trade accounts payable due to KSP that were effectively settled upon closing of the KSP Acquisition.
The following is a summary of the preliminary purchase price allocation for the KSP Acquisition (in thousands):

Preliminary Fair Values as of April 2, 2021
Cash	$112
Restricted cash	500
Prepaid expenses and other current assets	381
Property, plant and equipment	5,375
Goodwill	26,530
Intangible assets	73,800
Operating lease right-of-use assets	9,367
Total assets acquired	116,065
Accounts payable and accrued expenses	1,239
Operating lease liability	9,177
Related party payable	127
Total liabilities assumed	10,543
Non-controlling interests	2,000
Fair value of consideration transferred	$103,522

Total acquired intangible assets of $73.8 million were comprised of marketed product rights of $29.5 million and in-process research and development (“IPR&D”) of $44.3 million.
The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$29,500	6.6
The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the KSP Acquisition on April 2, 2021.
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
Goodwill is calculated as the excess of the consideration transferred and fair value of the non-controlling interests over the net assets recognized. Of the total goodwill acquired in connection with the KSP Acquisition, $25 million was allocated to the Company’s Generics segment and $1 million was allocated to the Specialty segment, based on the probability weighted cash flows of the assets acquired as of the date of acquisition.
For the three and six months ended June 30, 2021, the KSP Acquisition contributed operating loss of $7 million, which included approximately $2 million of amortization expense from intangible assets acquired in the KSP Acquisition, to the Company’s consolidated results of operations. Offsetting this operating loss is a reduction of third-party consulting services and the elimination of royalties due to KSP.
AvKARE and R&S Acquisitions
On December 10, 2019, the Company, through its investment in Rondo Partners, LLC (“Rondo”), entered into an equity purchase and operating agreements to acquire approximately a 65.1% controlling financing interest in both AvKARE Inc., a Tennessee corporation, and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively the “Rondo Acquisitions”). Prior to closing, AvKARE, Inc. converted to a limited liability company, AvKARE, LLC. AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
On January 31, 2020, the Company completed the Rondo Acquisitions.  The purchase price of $294 million, included cash of $254 million and the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44 million (estimated fair value of $35 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1 million to the sellers.  The cash purchase price was funded by $76 million of cash on hand and $178 million of proceeds from a $180 million term loan.  The remaining $2 million consisted of working capital costs. The Company is not party to or a guarantor of the term loan, Sellers Notes or Short-Term Sellers Note. For further detail of the purchase price, refer to the table below.

For the six months ended June 30, 2020, there were $1 million of transaction costs associated with the Rondo Acquisitions recorded in acquisition, transaction-related and integration expenses (none for the three and six months ended June 30, 2021 or three months ended June 30, 2020).
The Rondo Acquisitions were accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer of AvKARE, LLC and R&S.
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
(2)Represents trade accounts receivable from R&S that were effectively settled upon closing of the Rondo Acquisitions.
(3)Represents the principal amount due on the Short-Term Seller Note, which approximates fair value. The entire Short-Term Seller Note was repaid in February 2021.
(4)Represents a working capital adjustment pursuant to the terms of the purchase agreement. The entire amount was received in cash by the Company in September 2020.
The following is a summary of the purchase price allocation for the Rondo Acquisitions (in thousands):

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
	$130,800
The estimated fair value of the government licenses was determined using the “with-and-without method,” which is a valuation technique that provides an estimate of the fair value of an intangible asset that is equal to the difference between the present value of the prospective revenues and expenses for the business with and without the subject intangible asset in place. The estimated fair values of the government contracts, national contracts, and customer relationships were determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an intangible asset based on market participant expectations of the cash flows that an intangible asset would generate over its remaining useful life. The estimated fair value of the trade name was determined using the “relief from royalty method,” which is a valuation technique that provides an estimate of the fair value of an intangible asset equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Rondo Acquisitions on January 31, 2020.
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
Of the $104 million of goodwill acquired in connection with the Rondo Acquisitions, approximately $70 million was allocated to the Company’s AvKARE segment and approximately $34 million was allocated to the Generics segment.  Goodwill was allocated to the Generics segment as net revenue of products manufactured from Amneal and distributed by the Rondo Acquisitions is reflected in Generics’ segment results.  Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the three and six months ended June 30, 2021 and 2020 (assuming the closing of the Rondo Acquisitions occurred on January 1, 2019 and the closing of the KSP Acquisition occurred on January 1, 2020) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$535,075	$464,755	$1,028,372	$994,156
Net income (loss)	$34,172	$(26,225)	$49,199	$85,935
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$15,523	$(14,104)	$22,475	$96,390

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Rondo Acquisitions taken place on January 1, 2019 and the closing of the KSP Acquisition taken place on January 1, 2020. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.
Adjustments to arrive at the unaudited pro forma information primarily related to increases in cost of goods sold and selling, general and administrative expenses for amortization of acquired intangible assets, net of the applicable tax impact.
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
Concentration of Revenue
The following table summarizes revenues from each of our customers which individually accounted for 10% or more of our total gross revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	35%	32%	32%	34%
Customer B	26%	27%	25%	25%
Customer C	22%	25%	25%	24%
Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the three and six months ended June 30, 2021 and 2020 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Generics
Anti-Infective	$9,677	$9,722	$15,590	$22,776
Hormonal	111,654	89,277	218,357	177,919
Antiviral (1)	(261)	955	(8,202)	16,779
Central Nervous System	106,628	96,228	202,919	195,810
Cardiovascular System	36,134	25,105	71,445	54,359
Gastroenterology	19,703	16,625	39,161	37,878
Oncology	33,450	16,567	52,480	31,422
Metabolic Disease/Endocrine	6,881	6,769	13,438	23,408
Respiratory	10,463	7,240	18,641	17,328
Dermatology	14,818	10,442	27,696	27,584
Other therapeutic classes	11,143	26,668	20,874	51,935
International and other	147	961	546	1,947
Total Generics net revenue	360,437	306,559	672,945	659,145
Specialty
Hormonal/Metabolic	16,012	13,872	32,808	28,099
Central Nervous System	65,130	74,056	132,841	142,367
Other therapeutic classes	7,493	6,328	18,917	11,767
Total Specialty net revenue	88,635	94,256	184,566	182,233
AvKARE (2)
Distribution	48,316	31,839	93,815	63,425
Government Label	29,172	25,073	60,244	46,451
Institutional	5,780	4,511	10,959	7,924
Other	2,735	2,424	5,651	4,017
Total AvKARE net revenue	86,003	63,847	170,669	121,817
Total net revenue	$535,075	$464,662	$1,028,180	$963,195
(1) Antiviral revenue decreased from the prior year, primarily due to a decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic. Oseltamivir net revenue declined for the three and six months ended June 30, 2021 as compared to the prior year periods by $10 million and $33 million, respectively.
(2) The AvKARE segment consists of the businesses acquired in the Rondo Acquisitions on January 31, 2020. Net revenue for the six months ended June 30, 2020 represent five months of activity.
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2021 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2020	$628,804	$22,690	$174,984	$131,088
Provision related to sales recorded in the period	1,528,660	52,431	58,292	57,108
Credits/payments issued during the period	(1,650,651)	(52,658)	(48,441)	(89,856)
Balance at June 30, 2021	$506,813	$22,463	$184,835	$98,340

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
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, Impax entered into an agreement with AstraZeneca UK Limited (“AstraZeneca”) to distribute branded products under the terms of a distribution, license, development and supply agreement (the “AZ Agreement”). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the “AZ Amendment”). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig ® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement to be reduced by an aggregate amount of $30 million to be received in quarterly amounts specified in the AZ Amendment beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceed the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognizes the amounts received from AstraZeneca for the PREA Study as a reduction to research and development expense. The PREA Study was completed during March 2021.
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $3 million and $6 million for the three and six months ended June 30, 2021, respectively, and $5 million and $9 million for the three and six months ended June 30, 2020, respectively.
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L. for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78 million. For the three and six months ended June 30, 2021, the Company recognized $8 million and $10 million, respectively, of research and development expense related to the agreement. For each of the three and six months ended June 30, 2020, the Company recognized a milestone of $5 million in research and development expense related to the agreement.
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 15. Related Party Transactions.

6. Earnings (Loss) per Share
Basic earnings (loss) per share of the Company’s class A common stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding during the period. Diluted earnings (loss) per share of class A common stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$14,532	$(11,996)	$21,238	$103,071
Denominator:
Weighted-average shares outstanding - basic	148,996	147,392	148,507	147,286
Effect of dilutive securities:
Stock options	837	—	815	278
Restricted stock units	2,153	—	2,284	745
Weighted-average shares outstanding - diluted	151,986	147,392	151,606	148,309
Net earnings (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$0.10	$(0.08)	$0.14	$0.70
Diluted	$0.10	$(0.08)	$0.14	$0.69
Shares of the Company's class B common stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of class A common stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Stock options	347	(1)	4,008	(4)	347	(1)	671	(1)
Restricted stock units	—		9,372	(4)	—		—
Performance stock units	5,169	(2)	3,054	(4)	5,169	(2)	3,054	(2)
Shares of class B common stock	152,117	(3)	152,117	(4)	152,117	(3)	152,117	(3)
(1)Excluded from the computation of diluted earnings per share of class A common stock because the exercise price of the stock options exceeded the average market price of the class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met for the three and six months ended June 30, 2021 and for the six months June 30, 2020.
(3)Shares of class B common stock are considered potentially dilutive shares of class A common stock. Shares of class B common stock have been excluded from the computations of diluted earnings per common share because the effect of their inclusion would have been anti-dilutive under the if-converted method.
(4)Excluded from the computation of diluted loss per share of class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for three months ended June 30, 2021.

7. Income Taxes
For the three months ended June 30, 2021, the Company's provision for income taxes and effective tax rates were $3 million and 7.6%, respectively, compared to $2 million and (10.0)%, respectively, for the three months ended June 30, 2020.
For the six months ended June 30, 2021, the Company’s provision for (benefit from) income taxes and effective tax rates were $3 million and 6.0%, respectively, compared to $(106) million and 1259.7%, respectively, for the six months ended June 30, 2020. The year-over-year change in provision for (benefit from) income taxes was primarily related to a $110 million discrete income tax benefit from the carryback of U.S. Federal Net Operating Loss (“NOL”) deferred tax assets (“DTAs”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019 it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2020.  As a result of the initial September 30, 2019 and December 31, 2020 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2020, this valuation allowance was $423 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of June 30, 2021, based on its evaluation of available positive and negative evidence, the Company had maintained its position with respect to the valuation allowance.
On March 27, 2020, the CARES Act was signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes. As a result of the CARES Act, the Company carried back approximately $345 million in NOLs generated in 2018 to prior taxable income years.
ASC 740, Income Taxes, requires the effect from adjusting deferred tax assets or changes to valuation allowances due to the CARES Act to be recognized as a component of income taxes expense or benefit in the interim period that includes the period in which the legislation is enacted (quarter ended March 31, 2020), and it cannot be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate. In the three months ended March 31, 2020, the Company reclassified the 2018 NOL carryback amount for previously paid income taxes to income tax receivable and reversed the corresponding valuation allowance. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%.  Accordingly, the Company recorded a discrete income tax benefit of $110 million, for the six months ended June 30, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million NOL carryback, plus interest of approximately $4 million. During February 2021, the Company received an additional cash refund for $2 million, plus interest, with the remainder of the NOL carryback expected to be received before December 31, 2021.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of June 30, 2021, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both June 30, 2021 and December 31, 2020, the contingent liability, if recognized, amounts to approximately $206 million.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal common units sold or exchanged for the Company's class A Common Stock, the price of the Company's class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to June 30, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of June 30, 2021 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that we ultimately realize.

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
8. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Gross accounts receivable	$1,182,837	$1,291,785
Allowance for credit losses	(1,546)	(1,396)
Contract charge-backs and sales volume allowances	(506,813)	(628,804)
Cash discount allowances	(22,463)	(22,690)
Subtotal	(530,822)	(652,890)
Trade accounts receivable, net	$652,015	$638,895
Concentration of Receivables
The following table summarizes receivables from each of our customers representing 10% or more of the Company’s gross trade receivables:

	June 30, 2021	December 31, 2020
Customer A	39%	39%
Customer B	22%	20%
Customer C	23%	26%
9. Inventories
Inventories are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$216,835	$209,180
Work in process	46,991	40,937
Finished goods	259,559	240,532
Total inventories	$523,385	$490,649

10. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurement Based on
June 30, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap (1)	$32,427	$—	$32,427	$—
Deferred compensation plan liabilities (2)	$14,848	$—	$14,848	$—
Contingent consideration liability (3)	$6,100	$—	$—	$6,100

December 31, 2020
Liabilities
Interest rate swap (1)	$53,903	$—	$53,903	$—
Deferred compensation plan liabilities (2)	$14,007	$—	$14,007	$—
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 11. Financial Instruments for information on the Company's interest rate swap.
(2)As of June 30, 2021, deferred compensation plan liabilities of $2 million and $13 million were recorded in current and non-current liabilities, respectively. As of December 31, 2020, deferred compensation plan liabilities of $2 million and $12 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of June 30, 2021, contingent consideration liability of $6 million was recorded within related party payable-long term. Refer to Note 3. Acquisitions, for additional information related to the KSP Acquisition.
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2021.
Contingent consideration

On April 2, 2021, the Company completed the KSP Acquisition, which provided for contingent milestone payments of up to an aggregate of $8 million (undiscounted) upon the achievement of certain regulatory milestones, as well as contingent royalty payments that are tiered depending on the net sales amount of aggregate annual net sales for certain future pharmaceutical products.

The following table provides a reconciliation of our contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) through June 30, 2021 (in thousands):

Six Months Ended June 30, 2021
Balance, beginning of period	$—
Addition due to the KSP Acquisition	6,100
Change in fair value during period(1)	—
Balance, end of period	$6,100

(1) The change in fair value was immaterial for the period from April 2, 2021 (date of acquisition) to June 30, 2021. Refer to Note 3. Acquisitions, for additional information related to the KSP Acquisition.

The fair value measurement of the contingent consideration liabilities was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future sales of the acquired products. The contingent consideration liability is estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined.

The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of June 30, 2021:

Contingent Consideration Liability	Fair Value as of June 30, 2021 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones	$500	Discount rate	2.4%	-	4.4%	2.7%
		Probability of payment	1.8%	-	20.0%	16.7%
		Projected year of payment	2023	-	2027	2023
Royalties	$5,600	Discount rate	11.0%	-	11.0%	11.0%
		Probability of payment	1.8%	-	20.0%	17.4%
		Projected year of payment	2023	-	2032	2029

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Company's outstanding Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan as of both June 30, 2021 and December 31, 2020 was approximately $2.6 billion.

The Rondo Term Loan entered into on January 31, 2020 falls into the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at June 30, 2021 and December 31, 2020 was approximately $168 million and $172 million, respectively.
The Sellers Notes fall into the Level 2 category within the fair value level hierarchy. The carrying value of the Sellers Notes at June 30, 2021 and December 31, 2020 was $37 million and $36 million, respectively, which approximate their fair values.
Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2021 and 2020.

11. Financial Instruments
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
As of June 30, 2021, the total loss, net of income taxes, related to the Company’s cash flow hedge was $32 million, of which $16 million was recognized in accumulated other comprehensive loss and $16 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$32,427	Other long-term liabilities	$53,903

12. Goodwill and Intangible Assets
The changes in goodwill for the six months ended June 30, 2021 and for the year ended December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Balance, beginning of period	$522,814	$419,504
Goodwill acquired during the period	26,530	103,679
Currency translation	(253)	(369)
Balance, end of period	$549,091	$522,814
As of June 30, 2021, $362 million, $117 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. Refer to Note 3. Acquisitions for additional information related to goodwill acquired during the respective periods.
Intangible assets at June 30, 2021 and December 31, 2020 were comprised of the following (in thousands):

	June 30, 2021				December 31, 2020
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	8.5	$1,179,545	$(397,459)	$782,086	$1,153,096	$(328,587)	$824,509
Other intangible assets	5.3	133,800	(45,546)	88,254	133,800	(33,078)	100,722
Subtotal		$1,313,345	$(443,005)	$870,340	$1,286,896	$(361,665)	$925,231
In-process research and development		422,985	—	422,985	379,395	—	379,395
Total intangible assets		$1,736,330	$(443,005)	$1,293,325	$1,666,291	$(361,665)	$1,304,626

During the three and six months ended June 30, 2021, the Company recognized $74 million of intangible assets associated with the KSP Acquisition, consisting of $30 million of product rights and $44 million of IPR&D. Product rights are amortized to cost of goods sold over their estimated useful lives. During the six months ended June 30, 2020, the Company recognized $131 million of intangible assets associated with the Rondo Acquisitions, of which all are classified in other intangible assets in the table above.  These intangible assets consist of government licenses, government contracts, national contracts, customer relationships and a trade name and are amortized to selling, general, and administrative over their estimated useful lives.  Refer to Note 3. Acquisitions for additional information.
Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization	$43,520	$43,976	$85,192	$86,552

The following table presents future amortization expense for the next five years and thereafter, excluding $423 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2021	$87,054
2022	162,708
2023	149,824
2024	139,771
2025	100,382
2026	56,016
Thereafter	174,585
Total	$870,340

The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, and reviews indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.
For the three and six months ended June 30, 2021, the Company recognized $1 million of intangible asset impairment charge. This charge was associated to one IPR&D product, which experienced a delay in its estimated launch date.
For the three and six months ended June 30, 2020, the Company recognized a total of $1 million and $3 million of intangible asset impairment charges, respectively. The impairment charges for the three months ended June 30, 2020 were primarily related to three marketed products, two of which experienced significant price erosion during 2020. The contract with the remaining product was terminated with the customer.
The impairment charges for the six months ended June 30, 2020 were primarily related to five marketed products and two IPR&D products.  For the marketed products, four products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins, while one product had its contract terminated. The IPR&D charges were associated with two products, one of which experienced a delay in its estimated launch date and the other of which was canceled due to the withdrawal of our development partner.
13. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Certain of these arrangements are with related parties (refer to Note 15. Related Party Transactions).

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
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three and six months ended June 30, 2020, the Company recorded net charges of $1 million and $6 million, respectively, for commercial legal proceedings (none for the three and six months ended June 30, 2021). As of June 30, 2021 and December 31, 2020, the Company recorded total liabilities for legal proceedings of $38 million and $11 million, respectively, of which $33 million and $6 million, respectively, were recorded for a securities class action covered by insurance (refer to Securities Class Actions below and Note 17. Prepaid Expenses and Other Current Assets for additional information).
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
Medicaid Reimbursement and Price Reporting Matters
The Company is required to provide pricing information to state agencies, including agencies that administer federal Medicaid programs. Certain state agencies have alleged that manufacturers have reported improper pricing information, which allegedly caused them to overpay reimbursement costs.  Other agencies have alleged that manufacturers have failed to timely file required reports concerning pricing information.  Liabilities are periodically established by the Company for any potential claims or settlements of overpayment. The Company intends to vigorously defend against any such claims.  The ultimate settlement of any potential liability for such claims may be higher or lower than estimated.
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
Under federal law, when a drug developer files an Abbreviated New Drug Application (“ANDA”) for a generic drug seeking approval before expiration of a patent which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45-day period, the FDA can review and tentatively approve the ANDA, but generally is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. The Company’s Generics segment is typically subject to patent infringement litigation brought by branded pharmaceutical manufacturers in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation.
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
Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. (“Endo”), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. FTC Complaint Counsel appealed the decision to the full Commission, and in March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision. The Opinion & Order did not provide for any monetary damages but enjoined Impax from entering into future agreements containing certain terms. Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit, and on April 13, 2021, the Fifth Circuit issued a decision denying Impax’s Petition for Review, effectively affirming the FTC’s Opinion & Order.

On July 12, 2019, the Company received a CID from the FTC concerning an August 2017 settlement agreement between Impax and Endo, which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the above-referenced June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the United States District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, and that motion is currently pending. The Company believes it has strong defenses to the FTC’s allegations and intends to vigorously defend the action.
Opana ER® Antitrust Litigation

From June 2014 to April 2015, a number of complaints styled as class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) of Opana ER® were filed against Endo and Impax.

In December 2014, the United States Judicial Panel on Multidistrict Litigation (the “JPML”) transferred the actions to the United States District Court for the Northern District of Illinois (“N.D. Ill.”) for coordinated pretrial proceedings, as In Re: Opana ER Antitrust Litigation (MDL No. 2580) (“MDL”). In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On March 25, 2019, plaintiffs filed motions for class certification and served expert reports. Defendants’ oppositions to class certification and expert reports were filed and served on August 29, 2019. On April 15, 2020, defendants filed motions for summary judgment and each side moved to exclude certain opposing experts. On June 4, 2021, the MDL court granted the end-payor plaintiffs’ and direct purchaser plaintiffs’ class certification motions. Defendants appealed certification of the end-payor plaintiffs’ class, and on July 13, 2021, the Seventh Circuit granted defendants’ petition and remanded the case to the MDL to consider specific issues regarding uninjured class members. On June 4, 2021, the MDL also denied Defendants’ summary judgment motion except as to certain state law claims and issued an opinion excluding certain experts of both sides. Trial is currently scheduled for June 2022.
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

United States Department of Justice Investigations

On November 6, 2014, Impax disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (the “DOJ”). On March 13, 2015, Impax received a grand jury subpoena from the DOJ requesting the production of information and documents regarding the sales, marketing, and pricing of four generic prescription medications. Impax has cooperated in the investigation and produced documents and information in response to the subpoenas from 2014 to 2016. However, no assurance can be given as to the timing or outcome of the investigation.

On April 30, 2018, Impax received a CID from the Civil Division of the DOJ (the “Civil Division”). The CID requests the production of information and documents regarding the pricing and sale of Impax’s pharmaceuticals and interactions with other generic pharmaceutical manufacturers regarding whether generic pharmaceutical manufacturers engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted to the Federal government. Impax has cooperated with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. These lawsuits have been incorporated into MDL No. 2724. Fact and document discovery in MDL No. 2724 are proceeding. In May 2021, the Court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020 complaint. No scheduling order has yet been issued for this matter.
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

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 890 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 120 state court cases pending in 11 states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except one case in New Mexico (September 2022) and one in Alabama (July 2022). Following a decision by the West Virginia Supreme Court of Appeals in June 2021 regarding pre-trial issues, it is not known at this time if the West Virginia case trial originally scheduled for November 2021 will proceed or whether the Company will be involved in the case.
Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with a competitor to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In August 2019, the Court granted Impax’s motion to dismiss Plaintiff’s subsequent second amended complaint in its entirety. Plaintiff appealed to the United States Court of Appeals for the Ninth Circuit, and on January 11, 2021, the Ninth Circuit issued an unpublished opinion affirming in part and reversing in part the District Court’s decision. Impax subsequently filed a motion for rehearing with the Ninth Circuit, and Plaintiff filed a motion to intervene seeking to add Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada (“Sheet Metal Workers”) as an additional named Plaintiff The Ninth Circuit denied the motions, and on April 1, 2021, the case was remanded to the District Court. On April 19, 2021, the Company filed a motion to dismiss the remaining claims and an opposition to Sheet Metal Workers’ renewed motion to intervene. In June 2021, the Company reached a tentative agreement to settle all claims in the case for $33 million, subject to certain terms and conditions and subject to court approval. The proposed settlement is covered in full by insurance (refer to Note 17. Prepaid Expenses and Other Current Assets).

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018 amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiffs filed a motion for class certification on October 30, 2020 and in April 2021 filed a second amended complaint including similar allegations with regard to a November, 2017 registration statement and prospectus issued in connection with the Amneal/ Impax business combination. The Company’s motion to dismiss and Plaintiff’s motion for class certification are currently pending.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered tolling agreements with the USAO through approximately November 12, 2021. It is not possible to determine the exact outcome of these investigations at this time.

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

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact outcome of this investigation at this time.

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 250 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage and transportation. Plaintiffs filed amended complaints in February 2021, and Defendants filed various motions to dismiss the amended complaints in March 2021. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints.

On June 18, 2020, Amneal Pharmaceuticals LLC was named in a lawsuit filed New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution and injunctive relief. The Company filed a motion to dismiss on May 17, 2021, and subsequently filed a notice of supplemental authority based on the MDL court’s July 2021 dismissal order. The motion is currently pending. On November 12, 2020, Amneal Pharmaceuticals LLC was named in a public nuisance and consumer protection lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore. Defendants removed the case to federal court and on April 1, 2021, the case was remanded to state court.

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

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On May 20, 2021, the Court granted Defendants’ motion to dismiss the economic loss complaint, and Plaintiffs filed an amended complaint on June 21, 2021. Additionally, medical monitoring class action complaints filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment.

On March 29, 2021, a plaintiff filed a complaint in the United States District Court for the Middle District of Alabama asserting claims against manufacturers of Valsartan, Losartan, and Metformin based on the alleged presence of nitrosamines in those products. The only allegations against Amneal concern Metformin. (Davis v. Camber Pharmaceuticals, Inc., et al., C.A. No. 2:21-00254 (M.D. Ala.) (the “Davis Action”)). On May 5, 2021, the JPML transferred the Davis Action into the In re: Valsartan, Losartan, and Irbesartan Products Liability Litigation multi-district litigation for pretrial proceedings.

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings consolidated as In re Xyrem (Sodium Oxybate) Antitrust Litigation (No. 5:20-md-02966-LHK). Plaintiffs filed a consolidated amended class complaint in March 2021. Defendants filed a motion to dismiss the amended complaint; that motion is fully briefed and remains pending.
14. Segment Information
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
The tables below present segment information reconciled to total Company financial results, with segment operating income (loss) including gross profit less direct selling, general and administrative expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$360,437	$88,635	$86,003	$—	$535,075
Cost of goods sold	204,154	48,683	69,740	—	322,577
Gross profit	156,283	39,952	16,263	—	212,498
Selling, general and administrative	11,797	20,656	13,599	40,105	86,157
Research and development	43,431	9,433	—	—	52,864
In-process research and development impairment charges	710	—	—	—	710
Intellectual property legal development expenses	1,340	25	—	—	1,365
Acquisition, transaction-related and integration expenses	—	16	491	3,776	4,283
Operating income (loss)	$99,005	$9,822	$2,173	$(43,881)	$67,119

Six Months Ended June 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$672,945	$184,566	$170,669	$—	$1,028,180
Cost of goods sold	389,452	96,881	137,787	—	624,120
Gross profit	283,493	87,685	32,882	—	404,060
Selling, general and administrative	30,559	40,537	27,303	78,484	176,883
Research and development	79,548	21,498	—	—	101,046
In-process research and development impairment charges	710	—	—	—	710
Intellectual property legal development expenses	4,922	25	—	—	4,947
Acquisition, transaction-related and integration expenses	—	16	1,422	5,647	7,085
Restructuring and other charges	80	—	—	283	363
Operating income (loss)	$167,674	$25,609	$4,157	$(84,414)	$113,026

Three Months Ended June 30, 2020	Generics (1)	Specialty	AvKARE (1,2)	Corporate and Other	Total Company
Net revenue	$306,559	$94,256	$63,847	$—	$464,662
Cost of goods sold	218,909	50,229	50,528	—	319,666
Cost of goods sold impairment charges	759	—	—	—	759
Gross profit	86,891	44,027	13,319	—	144,237
Selling, general and administrative	12,802	16,870	15,647	35,625	80,944
Research and development	40,316	5,256	—	—	45,572
Intellectual property legal development expenses	3,550	—	—	—	3,550
Acquisition, transaction-related and integration expenses	324	82	—	1,381	1,787
Charges (gains) related to legal matters, net	3,050	(1,750)	—	—	1,300
Restructuring and other charges	333	—	—	—	333
Operating income (loss)	$26,516	$23,569	$(2,328)	$(37,006)	$10,751

Six Months Ended June 30, 2020	Generics (1)	Specialty	AvKARE (1,2)	Corporate and Other	Total Company
Net revenue	$659,145	$182,233	$121,817	$—	$963,195
Cost of goods sold	437,774	98,047	97,423	—	633,244
Cost of goods sold impairment charges	2,215	—	—	—	2,215
Gross profit	219,156	84,186	24,394	—	327,736
Selling, general and administrative	29,425	37,812	26,435	65,248	158,920
Research and development	69,350	12,601	—	—	81,951
In-process research and development impairment charges	960	—	—	—	960
Intellectual property legal development expenses	4,815	5	—	—	4,820
Acquisition, transaction-related and integration expenses	324	82	—	3,956	4,362
Charges related to legal matters, net	5,550	250	—	—	5,800
Restructuring and other charges	379	—	—	2,002	2,381
Operating income (loss)	$108,353	$33,436	$(2,041)	$(71,206)	$68,542
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
(2)The AvKARE segment consists of the businesses acquired in the Rondo Acquisitions on January 31, 2020. Operating results for the six months ended June 30, 2021 represent five months of activity.
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
Financing Lease - Related Party
The Company has a financing lease for two buildings located in Long Island, New York, which are used as an integrated manufacturing and office facility. The Company leased these buildings from LAX Hotel, LLC from 2012 until January 2021. LAX Hotel, LLC had been controlled by a member of the Amneal Group, who also serves as observer on the Company's Board of Directors. As a result, this lease had been historically accounted for as a related party financing lease.

During January 2021, LAX Hotel, LLC sold its interests in the leased buildings to an unrelated third party. Therefore, this lease is no longer a related party transaction, and the corresponding financing lease right-of-use asset and liability have been reclassified in the consolidated balance sheet as of June 30, 2021 to reflect this change. For the six months ended June 30, 2021, related party lease costs and interest expense associated with this lease were $0.2 million and $0.4 million, respectively (none for the three months ended June 30, 2021). For the three and six months ended June 30, 2020, related party lease costs and interest expense were approximately $2 million and $3 million, respectively.
For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases in the Company’s 2020 Annual Report on Form 10-K.
Kanan, LLC
Kanan, LLC (“Kanan”) is a real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Certain executive officers of the Company beneficially own, through certain revocable trusts, equity securities of Kanan. In addition, they serve on the management team of Kanan. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to Kanan for both the three months ended June 30, 2021 and 2020 was $0.5 million. Rent expense paid to Kanan for both the six months ended June 30, 2021 and 2020 was $1 million.
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC (“IRE”) is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the Amneal Group, who also serves as an observer on the Company's Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC, which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for both of the three months ended June 30, 2021 and 2020 was $0.3 million. Rent paid to the related parties for both of the six months ended June 30, 2021 and 2020 was $0.6 million.
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
On January 11, 2021, the Company and Kashiv entered into a definitive agreement for Amneal to acquire a 98% interest in KSP, a subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. The acquisition closed on April 2, 2021. Certain of the contracts between Amneal and Kashiv were acquired in this transaction and have become transactions among Amneal's consolidated subsidiaries subsequent to the transaction closing. Refer to Note 3. Acquisitions for further details on the KSP Acquisition.
Agreements with Kashiv Not Affected by the Acquisition of KSP
The parties entered into a lease for parking spaces next to the Company’s manufacturing site in Piscataway, NJ. The total amount of expense paid to Kashiv pursuant to this agreement for each of the three and six months ended June 30, 2021 and 2020 was less than $0.1 million.
Amneal also has various consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total expenses associated with these arrangements for both the three and six months ended June 30, 2021 was $0.5 million (none for the three and six months ended June 30, 2020).

The table below includes the terms and expenses recognized for each of the product specific contracts with Kashiv.

		Amounts in millions
		Research and development expenses for the three months ended June 30,		Research and development expenses for the six months ended June 30,
Products	Agreement Date	2021	2020	2021	2020
Filgrastim and PEG-Filgrastim (1)	October 2017	$—	$—	$—	$—
Ganirelix Acetate and Cetrorelix Acetate (2)	August 2020	$—	$—	$1	$—
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
Agreements with Kashiv Included in the Acquisition of KSP
The following contracts previously between Amneal and Kashiv were acquired with KSP and have become transactions among Amneal's consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosures below relate to the historical agreements as related party transactions through April 2, 2021.
Amneal had various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. For the three months ended June 30, 2021, total reimbursable expenses associated with these arrangements was $0.3 million (none for the three months ended June 30, 2020). For the six months ended June 30, 2021 and 2020, total reimbursable expenses associated with these arrangements was $0.3 million and $0.2 million, respectively. Kashiv received a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the three months ended June 30, 2020 was $2 million (none for the three months ended June 30, 2021). For the six months ended June 30, 2021 and 2020, total profit share paid to Kashiv was $3 million and $5 million, respectively.
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provided the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin. For the three months ended June 30, 2020, the Company recorded $2 million to cost of goods sold to compensate Kashiv for services performed (none for the three months ended June 30, 2021). For the six months ended June 30, 2021 and 2020, the Company recorded $1 million and $3 million, respectively, to cost of goods sold to compensate Kashiv for services performed.

The following table includes the expenses recognized for each of the product specific contracts with Kashiv prior to the acquisition of these contracts as part of the KSP Acquisition.

		Amounts in millions
		Research and development expenses for the three months ended June 30,		Research and development expenses for the six months ended June 30,
Products	Agreement Date	2021	2020	2021	2020
Levothyroxine Sodium(1)	June 2019	$—	$2	$—	$2
K127 (2)	November 2019	$—	$—	$3	$2
Posaconazole (3)	May 2020	$—	$—	$—	$—
(1) Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal, and Kashiv received a profit share for all sales of the product made by Amneal. Amneal was precluded from selling the product made by Kashiv during the term of the license and supply agreement with Jerome Stevens Pharmaceuticals (refer to Note 5. Alliance and Collaboration, in the Company's 2020 Annual Report on Form 10-K for additional details). Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met.
(2) Amneal and Kashiv had a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (Pyridostigmine) for the treatment of Myasthenia Gravis. Under the terms of the agreement, Kashiv was responsible for all development and clinical work required to secure Food and Drug Administration approval, and Amneal was responsible for filing the NDA and commercializing the product. The Company made an upfront payment of approximately $2 million to Kashiv in December 2019, and Kashiv was eligible to receive development and regulatory milestones totaling approximately $17 million. Kashiv was also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127.
(3) Amneal and Kashiv had a product development agreement for the development and commercialization of Posaconazole. In connection with the agreement, Amneal paid an upfront amount of $0.3 million in May 2020 for execution of the agreement. The agreement also provided for potential future milestone payments to Kashiv of (i) up to $0.8 million relating to development milestones, (ii) up to $0.3 million relating to regulatory approval, and (iii) up to $1 million for the achievement of cumulative net sales. The milestones were subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval and commercial sales volume objectives.
As of June 30, 2021 and December 31, 2020, payables of approximately $1 million and $5 million, respectively, were due to Kashiv. Additionally, as of December 31, 2020 a receivable of $0.1 million was due from Kashiv.
As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included payment of cash on hand, deferred consideration, and contingent consideration. As of June 30, 2021, deferred consideration of $30 million was recorded within related party payable-short term. Additionally, as of June 30, 2021, contingent consideration liability of $6 million was recorded within related party payable-long term.
PharmaSophia, LLC
PharmaSophia, LLC (“PharmaSophia”) is a joint venture formed by Nava Pharma, LLC (“Nava”) and Oakwood Laboratories, LLC for the purpose of developing certain products. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Nava. Nava beneficially owns 50% of the outstanding equity securities of PharmaSophia. In addition, these executive officers also serve as managers of Nava. Currently PharmaSophia is actively developing one injectable product. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the three months ended June 30, 2021 and 2020 was less than $0.1 million and $0.2 million, respectively. The total amount of income earned from these agreements for the six months ended June 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively. At June 30, 2021 and December 31, 2020, receivables of $1 million and $0.8 million, respectively, were due from the related party.
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
Apace KY, LLC d/b/a Apace Packaging LLC
Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace. The total amount of expenses from this arrangement for the three months ended June 30, 2021 and 2020 was $3 million and $4 million, respectively. The total amount of expenses from this arrangement for the six months ended June 30, 2021 and 2020 was $5 million and $6 million, respectively. At both June 30, 2021 and December 31, 2020, payables of $1 million were due to the related party for packaging services. Additionally, at June 30, 2021 and December 31, 2020, receivables of less than $0.1 million and $0.5 million, respectively, was due from the related party for a product recall.
Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC ("Tracy"). A member of Company management beneficially owns outstanding equity securities of Tracy. The total amount of expenses from this arrangement for both of the three months ended June 30, 2021 and 2020 was $0.1 million. The total amount of expenses from this arrangement for both of the six months ended June 30, 2021 and 2020 was $0.2 million.
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC (“AzaTech”) for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech. The total amount of purchases from this arrangement for both of the three months ended June 30, 2021 and 2020 was approximately $1 million. The total amount of purchases from this arrangement for both of the six months ended June 30, 2021 and 2020 was $2 million. At June 30, 2021 and December 31, 2020, payables of approximately $0.7 million and $1 million, respectively, were due to AzaTech for inventory purchases.
AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC (“AvPROP”). A member of Company management beneficially owns outstanding equity securities of AvPROP. Rent expense from this arrangement for both of the three months ended June 30, 2021 and 2020 was less than $0.1 million. Rent expense from this arrangement for both of the six months ended June 30, 2021 and 2020 was $0.1 million.
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

Avtar Investments, LLC
Avtar Investments, LLC (“Avtar”) is a private investment firm. Members of Company management beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively. The total amount of consulting expense incurred for the three and six months ended June 30, 2020 was $0.8 million. As of both June 30, 2021 and December 31, 2020, less than $0.1 million was due to Avtar.
Zep Inc.
Zep Inc. (“Zep”) is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. An executive officer of the Company serves as a director of Zep. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. The amount of revenue recorded for the three and six months ended June 30, 2020 was $0.4 million (none for the three and six months ended June 30, 2021). As of December 31, 2020, $0.1 million was recorded in related party receivables (no related party receivable as of June 30, 2021).
Tax Distributions
Under the terms of its limited liability company agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 16. Stockholders' Equity and Redeemable Non-Controlling Interests.
Additionally, under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For further details, refer to Note 16. Stockholders' Equity and Redeemable Non-Controlling Interests.
Notes Payable – Related Party
The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest in Rondo (“Rondo Class B Units”).  Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and the Short-Term Sellers Note.  For additional information, refer to Note 3. Acquisitions.
16. Stockholders’ Equity and Redeemable Non-Controlling Interests
Non-Controlling Interests
The Company consolidates the financial statements of Amneal and its subsidiaries and records non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Non-controlling interests are adjusted for capital transactions that impact the non-publicly held economic interests in Amneal.
Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members based on the members' taxable income from Amneal. During the three and six months ended June 30, 2021, the Company recorded tax distributions of $17 million and $26 million as a reduction of non-controlling interests, respectively, and paid in full. For both the three and six months ended June 30, 2020, a tax distribution of $1 million was recorded as a reduction of non-controlling interests.
As discussed in Note 3. Acquisitions, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company will attribute 2% of the net income or loss of KSP to the non-controlling interests. As of June 30, 2021, the non-controlling interest attributable to KSP was $2 million.
Redeemable Non-Controlling Interests
As discussed in Note 3. Acquisitions, the Company acquired a 65.1% interest in Rondo on January 31, 2020.  The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest as Rondo Class B Units.  Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met.  Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right.  The Rondo Class B Units are also redeemable by the holders upon a change in control.
Since the redemption of the Rondo Class B Units is outside of the Company's control, the units have been presented outside of stockholders' equity as redeemable non-controlling interests. Upon closing of the Rondo Acquisitions on January 31, 2020, the redeemable non-controlling interests were recorded as a component of the fair value of consideration transferred at an estimated preliminary fair value of $11 million. The fair value of the redeemable non-controlling interests was estimated using the Monte-Carlo simulation approach under the option pricing framework, which considers the redemption rights of both the Company and the holders of the Rondo Class B Units.

The Company will attribute 34.9% of the net income or loss of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and six months ended June 30, 2021, the Company recorded tax distributions of $1.2 million and $1.7 million as a reduction of redeemable non-controlling interests, respectively. For both the three and six months ended June 30, 2020, a tax distribution of $0.4 million was recorded as a reduction of redeemable non-controlling interests.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2019	$(7,832)	$7,764	$(68)
Other comprehensive loss before reclassification	(6,643)	(34,560)	(41,203)
Reallocation of ownership interests	(22)	(25)	(47)
Balance December 31, 2020	(14,497)	(26,821)	(41,318)
Other comprehensive loss before reclassification	(3,049)	10,591	7,542
Reallocation of ownership interests	(81)	(122)	(203)
Balance June 30, 2021	$(17,627)	$(16,352)	$(33,979)
17. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Deposits and advances	$1,303	$1,696
Prepaid insurance	7,102	6,916
Prepaid regulatory fees	1,189	3,565
Income and other tax receivables	11,169	11,882
Prepaid taxes	5,378	5,542
Other current receivables (1)	43,875	17,117
Chargebacks receivable (2)	10,083	4,913
Other prepaid assets	23,699	21,836
Total prepaid expenses and other current assets	$103,798	$73,467
(1)As discussed in Note 13. Commitments and Contingencies, the Company recorded receivables from insurers of $33 million and $6 million as of June 30, 2021 and December 31, 2020, respectively, associated with an insured securities class action lawsuit.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas, as well as branded products. We operate principally in the United States, India, and Ireland, and sell to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.
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
The following discussion and analysis for the three and six months ended June 30, 2021 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
Overview
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes approximately 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and / or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of the Company’s control.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections, and Zomig® (zolmitriptan) products, for the treatment of migraine headaches, which is sold under a license agreement with AstraZeneca U.K. Limited. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.
For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, due to its patent expiration in May 2021, we recently lost market exclusivity for Zomig® Spray. Although no generic product has been commercially launched in the United States as of June 30, 2021, we anticipate competition in the future.

AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products, and services primarily to governmental agencies. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, which service the Department of Defense and Department of Veterans Affairs as well as institutional customers. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter products and medical supplies to institutional customers which are located throughout the United States of America focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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
We observed lost sales and some supply interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. Additionally, decreased influenza activity during the six months ended June 30, 2021 drove significantly lower sales volume and increased returns related to Oseltamivir as compared to the prior year period.
While manufacturing has resumed to around pre-COVID-19 levels, we may again experience supply chain constraints at our New York, New Jersey, India or other facilities during subsequent waves of COVID-19 infections. Any potential supply chain disruptions may significantly impact our 2021 results of operations and cash flows. Several of our key domestic manufacturing, packaging, and facilities are located in New York and New Jersey, two states with a high number of confirmed cases of COVID-19. Additionally, we have key international manufacturing and research and development facilities in India, a country with a high number of confirmed cases of COVID-19.
To the extent that the COVID-19 pandemic continues or worsens, national, state, local and international governments may impose additional restrictions or extend the restrictions already in place. The worsening of the pandemic and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, supply chains being interrupted or slowed, and rising supply prices. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of products we provide. The potential effects of the COVID-19 pandemic also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.
We continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by national, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. Until the ultimate extent and duration of the pandemic is known, we cannot predict the ultimate effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, and our prospects, the effects on our customers, or the impact on our financial results.
Inflation

While it is difficult to accurately measure the impact of inflation, we believe our business has not been significantly impacted by the overall effects of inflation to date. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, may affect us as well as our vendors and may adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$535,075	$464,662	$1,028,180	$963,195
Cost of goods sold	322,577	319,666	624,120	633,244
Cost of goods sold impairment charges	—	759	—	2,215
Gross profit	212,498	144,237	404,060	327,736
Selling, general and administrative	86,157	80,944	176,883	158,920
Research and development	52,864	45,572	101,046	81,951
In-process research and development impairment charges	710	—	710	960
Intellectual property legal development expenses	1,365	3,550	4,947	4,820
Acquisition, transaction-related and integration expenses	4,283	1,787	7,085	4,362
Charges related to legal matters, net	—	1,300	—	5,800
Restructuring and other charges	—	333	363	2,381
Operating income	67,119	10,751	113,026	68,542
Total other expense, net	(32,295)	(32,509)	(63,298)	(76,956)
Income (loss) before income taxes	34,824	(21,758)	49,728	(8,414)
Provision for (benefit from) income taxes	2,648	2,186	3,007	(105,987)
Net income (loss)	$32,176	$(23,944)	$46,721	$97,573
Net Revenue

Net revenue for the three months ended June 30, 2021 increased by 15%, or $70 million, to $535 million as compared to $465 million for the three months ended June 30, 2020. The increase from the prior year period was attributable to the following:

•Our Generics segment revenues of $360 million grew $54 million from the prior year period, which was primarily due to new products launched in 2020 and 2021 that contributed revenue growth of $61 million. In addition, there was overall volume growth within the Generics and AvKARE segments, in part due to an increase of customer purchases at the onset of the COVID-19 pandemic during the three months ended March 31, 2020, which contributed to lower volume in those segments during the three months ended June 30, 2020. The overall increase during the three months ended June 30, 2021 compared to the prior year period was partially offset by a $10 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increase returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic, as well as erosion in our base business.
•Growth in our AvKARE segment revenues of $22 million primarily related to organic growth due to better new product introductions and the impact from COVID-19, as discussed above.
•Our Specialty segment revenues of $89 million decreased $6 million from the prior year period, primarily attributed to a decline in non-promoted Specialty brands. Offsetting this decrease includes an increase in revenue of Rytary® and Unithroid®.

Net revenue for the six months ended June 30, 2021 increased by 7%, or $65 million, to $1,028 million as compared to $963 million for the six months ended June 30, 2020. The increase from the prior year period was attributable to growth in all three operating segments as follows:
•Our AvKARE segment revenues of $171 million grew $49 million versus the prior year period, in part due to the timing of acquisition in 2020 as well as organic growth due to better new product introductions.
•Growth in our Generics segment of $14 million was primarily due to new products launched in 2020 and 2021 that contributed revenue growth of $97 million, as well as volume growth in the base business. This increase was partially offset by a $33 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels that were due to decreased influenza activity during the COVID-19 pandemic, and price erosion in our base business.

•Our Specialty segment revenues increased $2 million, reflecting growth in Rytary® and Unithroid® of $9 million, partially offset by declines in Zomig® nasal spray and other non-promoted products.

Cost of Goods Sold and Gross Profit
Cost of goods sold, including impairment charges, increased 1%, or $2 million, to $323 million for the three months ended June 30, 2021 as compared to $320 million for the three months ended June 30, 2020. The increase in cost of goods sold was primarily attributable to an increase in revenue as noted above, offset in part by gross margin improvement due to reduced material costs, better plant utilization including manufacturing a higher percentage of the Company’s products, and favorable product mix.
Gross profit for the three months ended June 30, 2021 was $212 million (40% of total net revenue) as compared to gross profit of $144 million (31% of total net revenue) for the three months ended June 30, 2020. Our gross profit as a percentage of net revenue increased compared to the prior year period primarily as a result of the factors noted above.

Cost of goods sold, including impairment charges, decreased 2%, or $11 million, to $624 million for the six months ended June 30, 2021 as compared to $635 million for the six months ended June 30, 2020. The decrease in cost of goods sold was primarily attributable to gross margin improvement, which was related to reduced material costs, better plant utilization including manufacturing a higher percentage of the Company’s products, and favorable product mix. Partially offsetting this decrease was an extra month of AvKARE expense, as well as an increase in revenues for the comparative period.
Gross profit for the six months ended June 30, 2021 was $404 million (39% of total net revenue) as compared to gross profit of $328 million (34% of total net revenue) for the six months ended June 30, 2020. Our gross profit as a percentage of net revenue increased compared to the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2021 were $86 million, as compared to $81 million for the three months ended June 30, 2020. The $5 million increase from the prior year period was primarily due to an increase in employee compensation, and an increase in third party spend and promotional efforts as the Company began to resume normal activities and in-person meetings in the current year. This increase was partially offset by a reduction in costs to exit redundancies in connection with Company’s integration efforts of recent business acquisitions.
Selling, general, and administrative (“SG&A”) expenses for the six months ended June 30, 2021 were $177 million, as compared to $159 million for the six months ended June 30, 2020. The $18 million increase from the prior year period was primarily due to an increase in employee compensation, an extra month of expenses from our AvKARE segment and an increase in indirect taxes.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2021 was $53 million, as compared to $46 million for the three months ended June 30, 2020. The $7 million increase compared to the prior year period was primarily attributable to increased in-licensing and upfront milestone payments of $1 million to grow our Specialty and Generics pipelines, and increased project spend for ongoing project costs, including $3 million related to projects acquired in the acquisition of Kashiv Specialty Pharmaceuticals, LLC (the “KSP Acquisition”). Refer to Note 3. Acquisitions for additional information.
R&D expenses for the six months ended June 30, 2021 were $101 million, as compared to $82 million for the six months ended June 30, 2020. The $19 million increase compared to the prior year period was primarily attributable to an increased in-licensing and upfront milestone payments of $10 million to grow our Specialty and Generics pipelines and increased project spend for ongoing project costs associated with IPX203 and complex generic product candidates, as well as $3 million related to projects acquired in the KSP Acquisition.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended June 30, 2021 were $1 million as compared to $4 million for the three months ended June 30, 2020. The decrease in expenses from the prior year period related to an decrease in the number of individual cases and corresponding litigation from the comparative period. Intellectual property legal development expenses for both the six months ended June 30, 2021 and 2020 were $5 million.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $4 million for the three months ended June 30, 2021 as compared to $2 million for the three months ended June 30, 2020. Acquisition, transaction-related and integration expenses were $7 million for the six months ended June 30, 2021 as compared to $4 million for the six months ended June 30, 2020.
Expenses for the three and six months ended June 30, 2021 were primarily related to the KSP Acquisition, which closed on April 2, 2021, and the related integration, and the integration of the Rondo Acquisitions. For the three and six months ended June 30, 2020, acquisition, transaction-related and integration expenses were primarily related to the acquisition and integration of the businesses that comprise our AvKARE segment and system integration expenses related to the combination with Impax Laboratories, LLC. Refer to Note 3. Acquisitions for additional information.
Charges Related to Legal Matters, Net
There were no net charges related to legal matters, net for both the three and six months ended June 30, 2021. For the three months ended June 30, 2020, we recorded a net charge of $1 million, approximately $3 million of which was recorded in our Generics segment and was partially offset by a $2 million gain in our Specialty segment.
For the six months ended June 30, 2020, we recorded a net charge of $6 million, the majority of which was recorded in our Generics segment.
Restructuring and Other Charges
On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350 by June 30, 2022, primarily by closing our manufacturing facility located in Hauppauge, NY. Through June 30, 2021, the Company had reduced headcount by 280 employees under this plan.
Restructuring and other charges were $0.3 million for the three months June 30, 2020 (none for the three months ended June 30, 2021). Restructuring and other charges were $0.4 million and $2 million for the six months ended June 30, 2021 and 2020, respectively. These charges primarily consisted of the cost of benefits provided pursuant to our severance programs for former senior executives and management employees.
Other Expense, Net
Other expense, net was $32 million for the three months ended June 30, 2021, compared to $33 million for the three months ended June 30, 2020. Overall, the $1 million decrease was driven by a $3 million decline in interest expense due to a reduction in interest rates compared to the prior period and a $4 million benefit relating to a previously outstanding contingent liability, partially offset by a $6 million unfavorable period-over-period impact of net foreign exchange gains and losses.
Other expense, net was $63 million for the six months ended June 30, 2021, as compared to $77 million for the three months ended June 30, 2020. The decrease of $14 million was primarily due to a $9 million decline in interest expense due to a reduction in interest rates compared to the prior year period, a $4 million benefit relating to a previously outstanding contingent liability and a $2 million favorable period-over-period impact of net foreign exchange gains and losses.
Provision For (Benefit From) Income Taxes
For the three months ended June 30, 2021 and 2020, our provision for income taxes and effective tax rates were $3 million and 7.6%, respectively, compared to $2 million and (10.0)%, respectively, for the three months ended June 30, 2020.
For the six months ended June 30, 2021 and 2020, our provision for (benefit from) income taxes and effective tax rates were $3 million and 6.0%, respectively, compared to $(106) million and 1259.7%, respectively, for the six months ended June 30, 2020.
The income tax benefit for the six months ended June 30, 2020 was primarily impacted by a $110 million carryback of U.S. Federal net operating losses under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act

was an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  For further details, refer to Note 7. Income Taxes.
Net Income
We recognized net income for the three months ended June 30, 2021 of $32 million as compared to net loss of $24 million for the three months ended June 30, 2020. The year-over-year increase in net income of $56 million was attributable to the factors listed above.
We recognized net income for the six months ended June 30, 2021 of $47 million as compared to net income of $98 million for the six months ended June 30, 2020. The year-over-year decrease in net income of $51 million was attributable to the factors listed above, most notably the tax benefit from a $110 million carryback of U.S. Federal net operating losses under the CARES Act in the prior year period.
Generics
The following table sets forth results of operations for our Generics segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$360,437	$306,559	$672,945	$659,145
Cost of goods sold	204,154	218,909	389,452	437,774
Cost of goods sold impairment charges	—	759	—	2,215
Gross profit	156,283	86,891	283,493	219,156
Selling, general and administrative	11,797	12,802	30,559	29,425
Research and development	43,431	40,316	79,548	69,350
In-process research and development impairment charges	710	—	710	960
Intellectual property legal development expenses	1,340	3,550	4,922	4,815
Acquisition, transaction-related and integration expenses	—	324	—	324
Charges related to legal matters, net	—	3,050	—	5,550
Restructuring and other charges	—	333	80	379
Operating income	$99,005	$26,516	$167,674	$108,353
Net Revenue

Generics net revenue was $360 million for the three months ended June 30, 2021, an increase of $54 million or 18% when compared with the same period in 2020. The increase from the prior year period was attributable to new products launched in 2020 and 2021, which contributed revenue growth of approximately $61 million. We also experienced volume growth in part due to an increase in customer purchases at the onset of the COVID-19 pandemic during the three months ended March 31, 2020, including supply chain disruptions during the three months ended June 30, 2020, which contributed to overall lower volume in the corresponding prior year period. The increase was partially offset by a $10 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic, as well as erosion in our base business.
Generics net revenue was $673 million for the six months ended June 30, 2021, an increase of $14 million or 2% when compared with the same period in 2020. The increase primarily related to new products launched in 2020 and 2021 which contributed revenue growth of $97 million, as well as volume growth in our base business. This increase was partially offset by a $33 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic, and price erosion in our base business.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended June 30, 2021 was $204 million, a decrease of 7% or $16 million compared to the three months ended June 30, 2020. The decrease in cost of goods sold was primarily attributable to gross margin improvement due to reduced material costs, better plant utilization and manufacturing a higher percentage of the Company’s products, and favorable product mix.
Generics gross profit for the three months ended June 30, 2021 was $156 million (43% of net revenue) as compared to gross profit of $87 million (28% of net revenue) for the three months ended June 30, 2020 as a result of the factors described above.
Generics cost of goods sold, including impairment charges, for the six months ended June 30, 2021 was $389 million, a decrease of 11% or $51 million compared to the six months ended June 30, 2020. The decrease in cost of goods sold was primarily attributable to gross margin improvement due to reduced material costs, better plant utilization and manufacturing a higher percentage of the Company’s products, a more favorable product mix, and a $2 million decrease in intangible asset impairments.
Generics gross profit for the six months ended June 30, 2021 was $283 million (42% of net revenue) as compared to gross profit of $219 million (33% of net revenue) for the six months ended June 30, 2020 as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended June 30, 2021 was $12 million, as compared to $13 million for the three months ended June 30, 2020.  The $1 million decrease from the prior year period was primarily related to a reduction in costs to exit redundancies in connection with Company’s integration efforts of recent business acquisitions.
Generics SG&A expense for the six months ended June 30, 2021 was $31 million, as compared to $29 million for the six months ended June 30, 2020.  The increase was primarily attributed to increased employee compensation and an increase in indirect taxes, partially offset by a reduction in costs to exit redundancies in connection with Company’s integration efforts of recent business acquisitions.
Research and Development
Generics R&D expenses for the three months ended June 30, 2021 was $43 million, an increase of 8% or $3 million compared to the three months ended June 30, 2020.  The year-over-year increase was primarily attributable to an increase of in-licensing and upfront milestone payments of $1 million and an increase in employee compensation.
Generics R&D expenses for the six months ended June 30, 2021 was $80 million, an increase of 15% or $10 million compared to the six months ended June 30, 2020.  The $10 million increase year-over-year increase was primarily associated an increase with in-licensing and upfront milestone payments of $5 million, an increase in employee compensation, and increased project spend on complex generics.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended June 30, 2021 were $1 million as compared to $4 million for the three months ended June 30, 2020. The decrease in expenses from the prior year period related to the number of individual cases and corresponding litigation. Intellectual property legal development expenses for the each of the six-month periods ended June 30, 2021 and 2020 were $5 million.
Charges Related to Legal Matters, Net
There were no charges related to legal matters for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, we recorded a net charge of $3 million and $6 million, respectively, for commercial legal claims.

Specialty
The following table sets forth results of operations for our Specialty segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$88,635	$94,256	$184,566	$182,233
Cost of goods sold	48,683	50,229	96,881	98,047
Gross profit	39,952	44,027	87,685	84,186
Selling, general and administrative	20,656	16,870	40,537	37,812
Research and development	9,433	5,256	21,498	12,601
Intellectual property legal development expenses	25	—	25	5
Acquisition, transaction-related and integration expenses	16	82	16	82
Charges related to legal matters, net	—	(1,750)	—	250
Operating income	$9,822	$23,569	$25,609	$33,436
Net Revenue

Specialty net revenue for the three months ended June 30, 2021 was $89 million, a decrease of $6 million, or 6%, compared to the three months ended June 30, 2020. The overall growth in demand for our promoted products Rytary® and Unithroid® was offset by anticipated declines in Zomig® nasal spray due to loss of market exclusivity in the current quarter, and declines among other non-promoted products.
Specialty net revenue for the six months ended June 30, 2021 was $185 million, an increase of $2 million, or 1% compared to the six months ended June 30, 2020. The increase reflected growth in Rytary® and Unithroid® of $9 million, which was partially offset by declines in Zomig® nasal spray and other non-promoted products.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended June 30, 2021 was $49 million as compared to $50 million for the three months ended June 30, 2020. Specialty gross profit for the three months ended June 30, 2021 was $40 million (45% of net revenue) as compared to gross profit of $44 million (47% of net revenue) for the three months ended June 30, 2020. The decrease in gross profit primarily related to the mix of revenues, including the impact of non-promoted products.
Specialty cost of goods sold for of the six months ended June 30, 2021 was $97 million as compared to $98 million the six months ended June 30, 2020. Specialty gross profit for the six months ended June 30, 2021 was $88 million (48% of net revenue) as compared to gross profit of $84 million (46% of net revenue) for the six months ended June 30, 2020. The increase in gross profit primarily related to the mix of revenues, including the impact of non-promoted products. Additionally, the increase in gross margin was due to growth in higher margin products offsetting declines in Zomig® nasal spray, which has a higher cost structure than the overall Specialty portfolio.
Selling, General, and Administrative
Specialty SG&A expense was $21 million for the three months ended June 30, 2021, an increase of $4 million or 22% compared to the three months ended June 30, 2020. The increase was primarily driven by an increase in employee compensation mainly due to additional headcount in our endocrinology sales force, and an increase in third party spend and promotional efforts as the Company began to resume normal activities and in-person meetings in the current year.
Specialty SG&A expense was $41 million for the six months ended June 30, 2021, an increase of $3 million or 7% compared to the six months ended June 30, 2020. The increase was driven by an increase in indirect taxes and payroll-related expenses, primarily attributable to the expansion of our sales force.
Research and Development
Specialty R&D expenses for the three months ended June 30, 2021 were $9 million, as compared to $5 million for the three months ended June 30, 2020. The $4 million increase from the prior year period was primarily attributable to increased project spend, including $3 million relating to new projects associated with the KSP Acquisition.
Specialty R&D expenses for the six months ended June 30, 2021 were $21 million, as compared to $13 million for the six months ended June 30, 2020. The $9 million increase from the prior year period was primarily attributable to an increase in in-licensing and upfront milestone payments of $5 million to grow our Specialty pipeline and increased project spend, including $3 million relating to new projects associated with the KSP Acquisition.
Charges Related to Legal Matters, Net
There were no charges related to legal matters for the three and six months ended June 30, 2021. For the three months ended June 30, 2020, Specialty recorded a gain of $2 million for the favorable resolution of commercial legal proceedings. For the six months ended June 30, 2020, charges related to legal matters, net were immaterial.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$86,003	$63,847	$170,669	$121,817
Cost of goods sold	69,740	50,528	137,787	97,423
Gross profit	16,263	13,319	32,882	24,394
Selling, general and administrative	13,599	15,647	27,303	26,435
Acquisition, transaction-related and integration expenses	491	—	1,422	—
Operating income (loss)	$2,173	$(2,328)	$4,157	$(2,041)
We completed the acquisitions of the businesses that comprise our AvKARE segment on January 31, 2020. As a result, the increase in results of operations for the AvKARE segment was primarily due to six months of activity in 2021 as compared to five months of activity in 2020 The following discussion specifically is for operating results for the comparative three months ended June 30, 2021 and 2020. Refer to Note 3. Acquisitions, for additional information on the acquisitions.
Net Revenue

AvKARE net revenue for the three months ended June 30, 2021 was $86 million, an increase of $22 million, or 35%, compared to the three months ended June 30, 2020. The overall increase related to organic growth due to better new product introductions and unfavorable timing of revenue in the prior year period due to COVID-19 that benefited the three months ended September 30, 2020.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended June 30, 2021 was $70 million as compared to $51 million for the three months ended June 30, 2020. AvKARE gross profit for the three months ended June 30, 2021 was $16 million (19% of net revenue) as compared to gross profit of $13 million (21% of net revenue) for the three months ended June 30, 2020. The increase in gross profit primarily related to organic growth due to new product introductions. Gross margin decreased from the prior period primarily due to price erosion within the existing portfolio.

Selling, General, and Administrative
AvKARE SG&A expense was $14 million for the three months ended June 30, 2021, a decrease of $2 million or 13% compared to the three months ended June 30, 2020. The decrease was primarily related to a reduction in redundant costs as the Company’s integration efforts related to the acquisition of the businesses comprising our AvKARE segment (the “Rondo Acquisitions”) in the prior year period.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand and borrowings under debt financing arrangements, including $498 million of available capacity on our revolving credit facility as of June 30, 2021. Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for additional information. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions and capital equipment, and acquisitions. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to sources of liquidity, particularly our cash flows from operations, and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
We estimate that we will invest approximately $60 million to $70 million during 2021 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities. As discussed in Note. 3 Acquisitions, the KSP Acquisition closed on April 2, 2021. Under the terms of the acquisition, in addition to the cash paid at closing, we are required to make a cash payment of $30 million on January 11, 2022.
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
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) (“Holdings”) in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by Holdings. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our class A Common Stock, the price of our class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to June 30, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of June 30, 2021 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors and Note 8. Income Taxes in our 2020 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. During the six months ended June 30, 2021, we made tax distributions of $26 million to Amneal's members.
At June 30, 2021, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$96,195	$228,267
Investing activities	(95,580)	(270,969)
Financing activities	(64,217)	157,897
Effect of exchange rate changes on cash	(366)	255
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(63,968)	$115,450
Cash Flows from Operating Activities

Net cash provided by operating activities was $96 million for the six months ended June 30, 2021 as compared to $228 million for the six months ended June 30, 2020.  The $132 million decrease in net cash provided by operating activities for the six months ended June 30, 2021 as compared to the prior year period was primarily driven by the unfavorable timing of cash collections on trade receivables in large part due to timing impacts of certain pricing initiatives and timing of rebate payments, an increase in inventory levels that decreased during the COVID-19 outbreak in 2020, increased payments for in-licensing and milestones and other working capital increases. Net cash paid for income taxes during the six months ended June 30, 2021 compared to the prior year was essentially flat. There was no cash income tax benefit from the carryback of Federal net operating losses associated with the CARES Act in the prior year until the three months ended September 30, 2020.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $96 million as compared to $271 million for the six months ended June 30, 2020. The $175 million decrease in net cash used in investing activities for the six months ended June 30, 2021 as compared to the prior year period was due to $254 million of net cash paid for the Rondo Acquisitions in the prior year period as compared to $74 million of net cash paid for the KSP Acquisition in the current year period. The overall decrease was partially offset by an increase in cash payments for purchases of property, plant and equipment in the current year period. Refer to Note 3. Acquisitions, for additional information on our acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $64 million for the six months ended June 30, 2021 as compared to net cash provided by financing activities of $158 million for the six months ended June 30, 2020. The change was primarily attributable to net proceeds from a $180 million term loan associated with the Rondo Acquisitions in the prior year period, which was partially offset by tax distributions of $28 million made to non-controlling interests in the current year and an increase in principal payments related to debt and financing leases in the current year, primarily related to $14 million paid in March 2021 to satisfy the excess cash flow requirements. Refer to Note 3. Acquisitions, for additional information on our acquisitions. Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.

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

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Kashiv Specialty Pharmaceuticals, LLC acquisition	$30,500	$30,500	$—	$—	$—
The foregoing table does not include contingent consideration liabilities as it relates to the KSP Acquisition. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. Refer to Note 3. Acquisitions and Note 10. Fair Value Measurements for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
Critical Accounting Policies
For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2020 Annual Report on Form 10-K, except those discussed in Note 2. Summary of Significant Accounting Policies.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Amneal Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended and restated on May 5, 2021. †*

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and six months ended June 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income (Loss) for each of the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three and six months ended June 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2021	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)