Form 10-Q
period 2021-09-30
Amneal Pharmaceuticals, Inc.
filed 2021-11-08
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 29, 2021, there were 149,371,355 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; the Company’s strategy for growth; product development; regulatory approvals; market position and expenditures.

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
•the impact of severe weather;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$528,593	$519,294	$1,556,773	$1,482,489
Cost of goods sold	329,394	353,345	953,514	986,589
Cost of goods sold impairment charges	688	32,364	688	34,579
Gross profit	198,511	133,585	602,571	461,321
Selling, general and administrative	91,397	83,120	268,280	242,040
Research and development	48,927	44,519	149,973	126,470
In-process research and development impairment charges	—	—	710	960
Intellectual property legal development expenses	1,627	2,134	6,574	6,954
Acquisition, transaction-related and integration expenses	134	1,041	7,219	5,403
Charges related to legal matters, net	19,000	60	19,000	5,860
Restructuring and other charges	425	276	788	2,657
Change in fair value of contingent consideration	300	—	300	—
Property losses and associated expenses	8,186	—	8,186	—
Operating income	28,515	2,435	141,541	70,977
Other (expense) income:
Interest expense, net	(34,400)	(34,895)	(102,368)	(111,463)
Foreign exchange (loss) gain, net	(29)	9,673	(185)	7,958
Gain on sale of international businesses, net	—	—	—	123
Other income, net	3,871	898	8,697	2,102
Total other expense, net	(30,558)	(24,324)	(93,856)	(101,280)
(Loss) income before income taxes	(2,043)	(21,889)	47,685	(30,303)
Provision for (benefit from) income taxes	4,049	144	7,056	(105,843)
Net (loss) income	(6,092)	(22,033)	40,629	75,540
Less: Net loss (income) attributable to non-controlling interests	1,855	13,058	(23,628)	18,556
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(4,237)	$(8,975)	$17,001	$94,096
Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$(0.03)	$(0.06)	$0.11	$0.64
Diluted	$(0.03)	$(0.06)	$0.11	$0.63
Weighted-average common shares outstanding:
Basic	149,290	147,558	148,771	147,377
Diluted	149,290	147,558	151,655	148,622

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(6,092)	$(22,033)	$40,629	$75,540
Less: Net loss (income) attributable to non-controlling interests	1,855	13,058	(23,628)	18,556
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(4,237)	(8,975)	17,001	94,096
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	(1,164)	(1,646)	(7,348)	(9,748)
Unrealized gain (loss) on cash flow hedge, net of tax	2,711	(1,599)	24,187	(74,031)
Less: Other comprehensive (income) loss attributable to non-controlling interests	(781)	1,648	(8,531)	42,575
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	766	(1,597)	8,308	(41,204)
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(3,471)	$(10,572)	$25,309	$52,892

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$302,655	$341,378
Restricted cash	7,964	5,743
Trade accounts receivable, net	627,954	638,895
Inventories	520,245	490,649
Prepaid expenses and other current assets	110,212	73,467
Related party receivables	1,307	1,407
Total current assets	1,570,337	1,551,539
Property, plant and equipment, net	459,651	477,754
Goodwill	566,406	522,814
Intangible assets, net	1,232,727	1,304,626
Operating lease right-of-use assets	38,993	33,947
Operating lease right-of-use assets - related party	21,085	24,792
Financing lease right-of-use assets	65,682	9,541
Financing lease right-of-use assets - related party	—	58,676
Other assets	19,528	22,344
Total assets	$3,974,409	$4,006,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$589,412	$611,867
Current portion of long-term debt, net	30,471	44,228
Current portion of operating lease liabilities	9,180	6,474
Current portion of operating and financing lease liabilities - related party	2,580	3,978
Current portion of financing lease liabilities	3,218	1,794
Current portion of note payable - related party	—	1,000
Related party payable - short term	32,474	7,561
Total current liabilities	667,335	676,902
Long-term debt, net	2,687,668	2,735,264
Note payable - related party	37,629	36,440
Operating lease liabilities	32,562	30,182
Operating lease liabilities - related party	19,462	23,049
Financing lease liabilities	60,966	2,318
Financing lease liabilities - related party	—	60,193
Related party payable - long term	9,566	1,584
Other long-term liabilities	60,795	83,365
Total long-term liabilities	2,908,648	2,972,395
Commitments and contingencies (Notes 5 and 13)
Redeemable non-controlling interests	15,260	11,804
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2021 and December 31, 2020; 149,332 and 147,674 shares issued at September 30, 2021 and December 31, 2020, respectively	1,492	1,475
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2021 and December 31, 2020; 152,117 shares issued at both September 30, 2021 and December 31, 2020	1,522	1,522
Additional paid-in capital	650,539	628,413
Stockholders' accumulated deficit	(269,820)	(286,821)
Accumulated other comprehensive loss	(33,227)	(41,318)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	350,506	303,271
Non-controlling interests	32,660	41,661
Total stockholders' equity	383,166	344,932
Total liabilities and stockholders' equity	$3,974,409	$4,006,033
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$40,629	$75,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,223	175,514
Unrealized foreign currency loss	(94)	(7,779)
Amortization of debt issuance costs and discount	6,873	6,449
Gain on sale of international businesses, net	—	(123)
Intangible asset impairment charges	1,398	35,539
Asset-related credit	—	(536)
Change in fair value of contingent consideration	300	—
Stock-based compensation	20,670	15,617
Inventory provision	39,290	56,198
Non-cash property losses	5,152	—
Other operating charges and credits, net	3,965	6,248
Changes in assets and liabilities:
Trade accounts receivable, net	10,894	(50,748)
Inventories	(65,643)	(80,722)
Prepaid expenses, other current assets and other assets	(27,493)	17,638
Related party receivables	7,201	870
Accounts payable, accrued expenses and other liabilities	(32,819)	21,737
Related party payables	(3,987)	1,601
Net cash provided by operating activities	178,559	273,043
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,230)	(26,912)
Deposits for future acquisition of property, plant, and equipment	(2,655)	(4,229)
Acquisition of intangible assets	(500)	(3,250)
Acquisitions, net of cash acquired	(73,828)	(251,360)
Net cash used in investing activities	(107,213)	(285,751)
Cash flows from financing activities:
Proceeds from issuance of debt	—	180,000
Payments of principal on debt, financing leases and other	(68,240)	(26,500)
Payments of deferred financing costs	—	(4,102)
Proceeds from exercise of stock options	834	216
Employee payroll tax withholding on restricted stock unit vesting	(2,595)	(795)
Tax distributions to non-controlling interests	(36,678)	(1,628)
Distribution of earnings to and acquisition of non-controlling interests	—	(3,300)
Payments of principal on financing lease - related party	(93)	(802)
Repayment of related party note	(1,000)	—
Net cash (used in) provided by financing activities	(107,772)	143,089
Effect of foreign exchange rate on cash	(76)	447
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,502)	130,828
Cash, cash equivalents, and restricted cash - beginning of period	347,121	152,822
Cash, cash equivalents, and restricted cash - end of period	$310,619	$283,650
Cash and cash equivalents - end of period	$302,655	$281,278
Restricted cash - end of period	7,964	2,372
Cash, cash equivalents, and restricted cash - end of period	$310,619	$283,650
Supplemental disclosure of cash flow information:
Cash paid for interest	$91,678	$99,207
Cash (paid) received for income taxes, net	$(11,583)	$109,444
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$—	$36,033
Deferred consideration for acquisition - related party	$30,099	$—
Contingent consideration for acquisition - related party	$6,100	$—
Payments for restricted stock unit tax vesting	$9	$6
Payable for acquisition of product rights and licenses	$1,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at July 1, 2021	149,209	$1,490	152,117	$1,522	$642,657	$(265,583)	$(33,979)	$44,165	$390,272	$14,112
Net (loss) income	—	—	—	—	—	(4,237)	—	(3,546)	(7,783)	1,691
Foreign currency translation adjustment	—	—	—	—	—	—	(577)	(587)	(1,164)	—
Stock-based compensation	—	—	—	—	7,708	—	—	—	7,708	—
Exercise of stock options	53	1	—	—	149	—	(6)	9	153	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	70	1	—	—	25	—	(8)	(165)	(147)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	1,343	1,368	2,711	—
Tax distributions	—	—	—	—	—	—	—	(8,584)	(8,584)	(543)
Balance at September 30, 2021	149,332	$1,492	152,117	$1,522	$650,539	$(269,820)	$(33,227)	$32,660	$383,166	$15,260

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	17,001	—	17,958	34,959	5,670
Foreign currency translation adjustment	—	—	—	—	—	—	(3,626)	(3,722)	(7,348)	—
Stock-based compensation	—	—	—	—	20,670	—	—	—	20,670	—
Exercise of stock options	302	3	—	—	835	—	(40)	36	834	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,356	14	—	—	621	—	(177)	(3,062)	(2,604)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	11,934	12,253	24,187	—
Tax distributions	—	—	—	—	—	—	—	(34,464)	(34,464)	(2,214)
Non-controlling interests from the KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Balance at September 30, 2021	149,332	$1,492	152,117	$1,522	$650,539	$(269,820)	$(33,227)	$32,660	$383,166	$15,260

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at July 1, 2020	147,493	$1,474	152,117	$1,522	$617,504	$(274,809)	$(39,696)	$65,021	$371,016	$12,380
Net loss	—	—	—	—	—	(8,975)	—	(12,665)	(21,640)	(393)
Foreign currency translation adjustment	—	—	—	—	—	—	(810)	(836)	(1,646)	—
Stock-based compensation	—	—	—	—	5,415	—	—	—	5,415	—
Exercise of stock options	21	—	—	—	59	—	(3)	2	58	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	73	1	—	—	49	—	(10)	(148)	(108)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(787)	(812)	(1,599)	—
Tax distribution	—	—	—	—	—	—	—	—	—	(55)
Distribution of earnings to and acquisition of non-controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Balance at September 30, 2020	147,587	$1,475	152,117	$1,522	$623,133	$(283,784)	$(41,306)	$47,156	$348,196	$11,932

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income (loss)	—	—	—	—	—	94,096	—	(19,471)	74,625	915
Foreign currency translation adjustment	—	—	—	—	—	—	(4,795)	(4,953)	(9,748)	—
Stock-based compensation	—	—	—	—	15,617	—	—	—	15,617	—
Exercise of stock options	79	1	—	—	217	—	(9)	7	216	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	438	4	—	—	227	—	(25)	(1,007)	(801)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(36,409)	(37,622)	(74,031)	—
Tax distributions	—	—	—	—	—	—	—	(1,170)	(1,170)	(458)
Non-controlling interests from Rondo transaction	—	—	—	—	—	—	—	—	—	11,475
Distribution of earnings to and acquisition of non-controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Balance at September 30, 2020	147,587	$1,475	152,117	$1,522	$623,133	$(283,784)	$(41,306)	$47,156	$348,196	$11,932

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
The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.5% of Amneal Common Units and the Company held the remaining 49.5% as of September 30, 2021. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2021, cash flows for the nine months ended September 30, 2021 and 2020 and the results of its operations, its comprehensive income (loss) and its changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020. The consolidated balance sheet data at December 31, 2020 was derived from the Company's audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
Except for the updates included in this Note, the accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2020 Annual Report on Form 10-K.
Contingent consideration
Business acquisitions may include future payments that are contingent upon the occurrence of certain pharmaceutical regulatory milestones or net sales of pharmaceutical products. For acquisitions that are accounted for as a business combination, the obligations for such contingent consideration payments are recorded at fair value on the acquisition date. For contingent milestone payments, the Company uses a probability-weighted income approach utilizing an appropriate discount rate. For contingent tiered royalties on net sales, the Company uses a Monte Carlo simulation model. Contingent consideration liabilities are revalued to fair value at the end of each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in fair value of contingent consideration in the consolidated statements of operations. Refer to Note 3. Acquisitions and Note 10. Fair Value Measurements for additional information.
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

Use of Estimates
The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, initial and subsequent valuation of contingent consideration recognized in business combinations, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
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
For the nine months ended September 30, 2021, the Company incurred $3 million in transaction costs associated with the KSP Acquisition, which is recorded in acquisition, transaction-related and integration expenses. Transaction costs associated with the KSP Acquisition were immaterial for the three months ended September 30, 2021 and for both of the three and nine months ended September 30, 2020.

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
(3)Represents trade accounts payable due to KSP that were effectively settled upon closing of the KSP Acquisition.
The following is a summary of the preliminary purchase price allocation for the KSP Acquisition (in thousands):

Preliminary Fair Values as of April 2, 2021
Cash	$112
Restricted cash	500
Prepaid expenses and other current assets	381
Property, plant and equipment	5,375
Goodwill	43,830
Intangible assets	56,500
Operating lease right-of-use assets	9,367
Total assets acquired	116,065
Accounts payable and accrued expenses	1,239
Operating lease liability	9,177
Related party payable	127
Total liabilities assumed	10,543
Non-controlling interests	2,000
Fair value of consideration transferred	$103,522
Total acquired intangible assets of $56.5 million were comprised of marketed product rights of $29.4 million and in-process research and development (“IPR&D”) of $27.1 million.

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$29,400	5.9
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
Goodwill is calculated as the excess of the consideration transferred and fair value of the non-controlling interests over the net assets recognized. Of the total goodwill acquired in connection with the KSP Acquisition, $41 million was allocated to the Company’s Generics segment and $3 million was allocated to the Specialty segment, based on the probability weighted cash flows of the assets acquired as of the date of acquisition.
For the three and nine months ended September 30, 2021, the KSP Acquisition contributed operating loss of $8 million and $14 million, respectively, which included approximately $2 million and $4 million of amortization expense from intangible assets acquired in the KSP Acquisition, to the Company’s consolidated results of operations in the corresponding periods. Offsetting the operating loss was a reduction of third-party consulting services and the elimination of royalties due to KSP.
AvKARE and R&S Acquisitions
On December 10, 2019, the Company, through its investment in Rondo Partners, LLC (“Rondo”), entered into an equity purchase agreement (“Rondo Equity Purchase Agreement”) and an operating agreement to acquire approximately a 65.1% controlling financing interest in both AvKARE Inc., a Tennessee corporation, and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively the “Rondo Acquisitions”). Prior to closing, AvKARE, Inc. converted to a limited liability company, AvKARE, LLC. AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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
For the nine months ended September 30, 2020, there were $1 million of transaction costs associated with the Rondo Acquisitions recorded in acquisition, transaction-related and integration expenses (none for the three and nine months ended September 30, 2021 or three months ended September 30, 2020).
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
The Sellers Notes and redeemable non-controlling interests were estimated using the Monte-Carlo simulation approach under the option pricing framework. The non-controlling interests are redeemable at the option of either the non-controlling interest holder or Amneal. The fair value of the redeemable non-controlling interests considers these redemption rights.
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
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2021 and 2020 (assuming the closing of the Rondo Acquisitions occurred on January 1, 2019 and the closing of the KSP Acquisition occurred on January 1, 2020) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$528,593	$519,349	$1,556,773	$1,513,505
Net (loss) income	$(5,964)	$(24,736)	$42,852	$60,923
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(4,174)	$(11,358)	$18,115	$84,828

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
Concentration of Revenue
The following table summarizes revenues from each of our customers which individually accounted for 10% or more of our total gross revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	27%	32%	30%	34%
Customer B	26%	26%	26%	26%
Customer C	27%	26%	26%	24%
Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the three and nine months ended September 30, 2021 and 2020 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Generics
Anti-Infective	$9,406	$9,813	$24,996	$32,589
Hormonal	107,614	93,580	325,971	271,499
Antiviral (1)	9,762	9,236	1,560	26,015
Central Nervous System	91,263	107,139	294,182	302,949
Cardiovascular System	35,692	28,517	107,137	82,876
Gastroenterology	17,172	21,371	56,333	59,249
Oncology	21,203	13,927	73,683	45,349
Metabolic Disease/Endocrine	12,893	9,987	26,331	33,395
Respiratory	8,233	10,875	26,874	28,203
Dermatology	14,860	14,818	42,556	42,402
Other therapeutic classes	18,983	22,657	39,857	74,592
International and other	46	—	592	1,947
Total Generics net revenue	347,127	341,920	1,020,072	1,001,065
Specialty
Hormonal/Metabolic	16,422	12,934	49,230	41,033
Central Nervous System	68,869	68,061	201,710	210,428
Other therapeutic classes	7,454	6,873	26,371	18,640
Total Specialty net revenue	92,745	87,868	277,311	270,101
AvKARE (2)
Distribution	48,048	53,399	141,863	116,824
Government Label	29,898	28,902	90,142	75,353
Institutional	7,873	4,890	18,832	12,814
Other	2,902	2,315	8,553	6,332
Total AvKARE net revenue	88,721	89,506	259,390	211,323
Total net revenue	$528,593	$519,294	$1,556,773	$1,482,489
(1) Antiviral net revenue for the nine months ended September 30, 2021 decreased from the prior year period, primarily due to a decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels due to decreased influenza activity during the COVID-19 pandemic.
(2) The AvKARE segment consists of the businesses acquired in the Rondo Acquisitions on January 31, 2020. Net revenue for the nine months ended September 30, 2020 represents eight months of activity.
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2021 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2020	$628,804	$22,690	$174,984	$131,088
Provision related to sales recorded in the period	2,315,814	79,229	72,052	94,421
Credits/payments issued during the period	(2,503,722)	(79,526)	(64,709)	(130,990)
Balance at September 30, 2021	$440,896	$22,393	$182,327	$94,519

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
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, Impax entered into an agreement with AstraZeneca UK Limited (“AstraZeneca”) to distribute branded products under the terms of a distribution, license, development and supply agreement (the “AZ Agreement”). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the “AZ Amendment”). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provided for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by an aggregate amount of $30 million to be received in quarterly amounts specified in the AZ Amendment beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceed the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca was required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study could have been terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognizes the amounts received from AstraZeneca for the PREA Study as a reduction to research and development expense. The PREA Study was completed during March 2021.
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement was reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of sales for royalties under this agreement of $3 million and $9 million for the three and nine months ended September 30, 2021, respectively, and $3 million and $12 million for the three and nine months ended September 30, 2020, respectively.
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L. for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78 million. For the nine months ended September 30, 2021, the Company recognized $10 million of research and development expense related to the agreement (none for the three months ended September 30, 2021). For the nine months ended September 30, 2020, the Company expensed a milestone of $5 million in research and development expense related to the agreement (none for the three months ended September 30, 2020).
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 15. Related Party Transactions.

6. (Loss) Earnings per Share
Basic (loss) earnings per share of the Company’s class A common stock is computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding during the period. Diluted (loss) earnings per share of class A common stock is computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(4,237)	$(8,975)	$17,001	$94,096
Denominator:
Weighted-average shares outstanding - basic	149,290	147,558	148,771	147,377
Effect of dilutive securities:
Stock options	—	—	785	320
Restricted stock units	—	—	2,099	925
Weighted-average shares outstanding - diluted	149,290	147,558	151,655	148,622
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$(0.03)	$(0.06)	$0.11	$0.64
Diluted	$(0.03)	$(0.06)	$0.11	$0.63
Shares of the Company's class B common stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of class A common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Stock options	3,102	(4)	3,923	(4)	347	(1)	671	(1)
Restricted stock units	8,171	(4)	9,266	(4)	—		—
Performance stock units	5,184	(4)	3,001	(4)	5,184	(2)	3,001	(2)
Shares of class B common stock	152,117	(3)	152,117	(3)	152,117	(3)	152,117	(3)
(1)Excluded from the computation of diluted earnings per share of class A common stock because the exercise price of the stock options exceeded the average market price of the class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met for the nine months ended September 30, 2021 and 2020.
(3)Shares of class B common stock are considered potentially dilutive shares of class A common stock. Shares of class B common stock have been excluded from the computations of diluted earnings per common share because the effect of their inclusion would have been anti-dilutive under the if-converted method.
(4)Excluded from the computation of diluted loss per share of class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for both the three months ended September 30, 2021 and 2020.

7. Income Taxes
For the three months ended September 30, 2021, the Company's provision for income taxes and effective tax rates were $4 million and (198.2)%, respectively, compared to $0.1 million and (0.7)%, respectively, for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, the Company’s provision for (benefit from) income taxes and effective tax rates were $7 million and 14.8%, respectively, compared to $(106) million and 349.3%, respectively, for the nine months ended September 30, 2020. The year-over-year change in provision for (benefit from) income taxes was primarily related to a $110 million discrete income tax benefit from the carryback of U.S. Federal Net Operating Loss (“NOL”) deferred tax assets (“DTAs”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019, it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2020.  As a result of the initial September 30, 2019 and December 31, 2020 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2020, this valuation allowance was $423 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of September 30, 2021, based on its evaluation of available positive and negative evidence, the Company had maintained its position with respect to the valuation allowance.
On March 27, 2020, the CARES Act was signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes. As a result of the CARES Act in 2020, the Company carried back approximately $345 million in NOLs generated in 2018 to prior taxable income years.
ASC 740, Income Taxes, requires the effect from adjusting deferred tax assets or changes to valuation allowances due to the CARES Act to be recognized as a component of income taxes expense or benefit in the interim period that includes the period in which the legislation is enacted (quarter ended March 31, 2020), and it cannot be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate. In the three months ended March 31, 2020, the Company reclassified the 2018 NOL carryback amount for previously paid income taxes to income tax receivable and reversed the corresponding valuation allowance. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%.  Accordingly, the Company recorded a discrete income tax benefit of $110 million, for the nine months ended September 30, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million NOL carryback, plus interest of approximately $4 million. During February 2021, the Company received an additional cash refund for $2 million, plus interest. The remainder of the NOL carryback is expected to be received in the next twelve months.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of September 30, 2021, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both September 30, 2021 and December 31, 2020, the contingent liability, if recognized, amounts to approximately $206 million.

The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal common units sold or exchanged for the Company's class A Common Stock, the price of the Company's class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to September 30, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of September 30, 2021 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

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
8. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Gross accounts receivable	$1,092,767	$1,291,785
Allowance for credit losses	(1,524)	(1,396)
Contract charge-backs and sales volume allowances	(440,896)	(628,804)
Cash discount allowances	(22,393)	(22,690)
Subtotal	(464,813)	(652,890)
Trade accounts receivable, net	$627,954	$638,895
Concentration of Receivables
The following table summarizes receivables from each of our customers representing 10% or more of the Company’s gross trade receivables:

	September 30, 2021	December 31, 2020
Customer A	31%	39%
Customer B	24%	20%
Customer C	28%	26%
9. Inventories
Inventories are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$214,284	$209,180
Work in process	42,851	40,937
Finished goods	263,110	240,532
Total inventories	$520,245	$490,649

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurement Based on
September 30, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap (1)	$29,716	$—	$29,716	$—
Deferred compensation plan liabilities (2)	$13,686	$—	$13,686	$—
Contingent consideration liability (3)	$6,400	$—	$—	$6,400

December 31, 2020
Liabilities
Interest rate swap (1)	$53,903	$—	$53,903	$—
Deferred compensation plan liabilities (2)	$14,007	$—	$14,007	$—
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
(2)As of both September 30, 2021 and December 31, 2020, deferred compensation plan liabilities of $2 million and $12 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of September 30, 2021, contingent consideration liability of $6 million was recorded within related party payable-long term. Refer to Note 3. Acquisitions, for additional information related to the KSP Acquisition.
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2021.
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

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) through September 30, 2021 (in thousands):

Nine Months Ended September 30, 2021
Balance, beginning of period	$—
Addition due to the KSP Acquisition	6,100
Change in fair value during period	300
Balance, end of period	$6,400

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

The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of September 30, 2021:

Contingent Consideration Liability	Fair Value as of September 30, 2021 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones	$500	Discount rate	2.8%	-	4.6%	3.0%
		Probability of payment	1.8%	-	20.0%	16.7%
		Projected year of payment	2023	-	2027	2023
Royalties	$5,900	Discount rate	11.0%	-	11.0%	11.0%
		Probability of payment	1.8%	-	20.0%	18.0%
		Projected year of payment	2023	-	2032	2029

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Company's outstanding Term Loan falls into the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan as of both September 30, 2021 and December 31, 2020 was approximately $2.6 billion.

The Rondo Term Loan entered into on January 31, 2020 falls into the Level 2 category within the fair value level hierarchy. During the three months ended September 30, 2021, the Company prepaid $25 million towards the outstanding principal of the Rondo Term Loan. The fair value of the Rondo Term Loan at September 30, 2021 and December 31, 2020 was $141 million and $172 million, respectively.
The Sellers Notes fall into the Level 2 category within the fair value level hierarchy. The carrying value of the Sellers Notes at September 30, 2021 and December 31, 2020 was $38 million and $36 million, respectively, which approximate their fair values.
Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the nine months ended September 30, 2021 and 2020.
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
As of September 30, 2021, the total loss, net of income taxes, related to the Company’s cash flow hedge was $30 million, of which $15 million was recognized in accumulated other comprehensive loss and $15 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$29,716	Other long-term liabilities	$53,903

12. Goodwill and Intangible Assets
The changes in goodwill for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Balance, beginning of period	$522,814	$419,504
Goodwill acquired during the period	43,830	103,679
Currency translation	(238)	(369)
Balance, end of period	$566,406	$522,814
As of September 30, 2021, $364 million, $133 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. Refer to Note 3. Acquisitions for additional information related to goodwill acquired during the respective periods.
Intangible assets at September 30, 2021 and December 31, 2020 were comprised of the following (in thousands):

	September 30, 2021				December 31, 2020
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	8.3	$1,180,005	$(434,824)	$745,181	$1,153,096	$(328,587)	$824,509
Other intangible assets	5.1	133,800	(51,779)	82,021	133,800	(33,078)	100,722
Subtotal		$1,313,805	$(486,603)	$827,202	$1,286,896	$(361,665)	$925,231
In-process research and development		405,525	—	405,525	379,395	—	379,395
Total intangible assets		$1,719,330	$(486,603)	$1,232,727	$1,666,291	$(361,665)	$1,304,626

During the nine months ended September 30, 2021, the Company recognized $57 million of intangible assets associated with the KSP Acquisition, consisting of $29 million of product rights and $27 million of IPR&D. Product rights are amortized to cost of goods sold over their estimated useful lives. During the nine months ended September 30, 2020, the Company recognized $131 million of intangible assets associated with the Rondo Acquisitions, of which all are classified in other intangible assets in the table above.  These intangible assets consist of government licenses, government contracts, national contracts, customer relationships and a trade name and are amortized to selling, general, and administrative over their estimated useful lives.  Refer to Note 3. Acquisitions for additional information.
Amortization expense related to intangible assets recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization	$43,809	$44,548	$129,001	$131,100

The following table presents future amortization expense for the next five years and thereafter, excluding $406 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2021	$43,701
2022	164,385
2023	150,681
2024	140,269
2025	100,177
Thereafter	227,989
Total	$827,202

The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, and reviews indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.
For the three months ended September 30, 2021, the Company recognized a $0.7 million intangible asset impairment, which was recognized in cost of goods sold impairment charges. For the nine months ended September 30, 2021, the Company recognized $1.4 million of intangible asset impairments, of which $0.7 million was recognized in cost of goods sold impairment charges and $0.7 million was recognized in in-process research and development impairment charges.
The impairment charges for the three months ended September 30, 2021 was related to two marketed products which experienced significant price erosion during 2021. The impairment charges for the nine months ended September 30, 2021 related to the two aforementioned marketed products, and one IPR&D product, which experienced a delay in its estimated launch date.
For the three months ended September 30, 2020, the Company recognized a $32 million intangible asset impairment, which was recognized in cost of goods sold impairment charges. For the nine months ended September 30, 2020, the Company recognized $36 million of intangible asset impairments, of which $35 million was recognized in cost of goods sold impairment charges and $1 million was recognized in in-process research and development impairment charges.
The impairment charge for the three months ended September 30, 2020 was related to one marketed product for which the supply agreement ended under an early termination due to market conditions.
The impairment charges for the nine months ended September 30, 2020 were primarily related to six marketed products and two IPR&D products.  For the marketed products, four products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins, while one product had its contract terminated, and one product’s supply agreement ended under an early termination due to market conditions. The IPR&D charges were associated with two products, one of which experienced a delay in its estimated launch date and the other of which was canceled due to the withdrawal of our development partner.
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
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three and nine months ended September 30, 2021, the Company recorded a charge of $19 million for a commercial legal proceeding. For the nine months ended September 30, 2020, the Company recorded net charges of $6 million for commercial legal proceedings (charges for the three months ended September 30, 2020 were immaterial). As of September 30, 2021 and December 31, 2020, the Company recorded total liabilities for legal proceedings of $57 million and $11 million, respectively, of which $33 million and $6 million, respectively, were recorded for a securities class action covered by insurance (refer to Securities Class Actions below and Note 17. Prepaid Expenses and Other Current Assets for additional information). Insurance recoveries are recorded in the periods when it is probable they will be realized.
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

Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. (“Endo”), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. FTC Complaint Counsel appealed the decision to the full Commission, and in March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision. The Opinion & Order did not provide for any monetary damages but enjoined Impax from entering into future agreements containing certain terms. Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit, and on April 13, 2021, the Fifth Circuit issued a decision denying Impax’s Petition for Review, effectively affirming the FTC’s Opinion & Order. On September 10, 2021, Impax filed a petition for writ of certiorari in the U.S. Supreme Court; the Court has not yet decided whether it will take the case.

On July 12, 2019, the Company received a CID from the FTC concerning an August 2017 settlement agreement between Impax and Endo, which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the above-referenced June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the United States District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, and that motion is currently pending. The Company believes it has strong defenses to the FTC’s allegations and intends to vigorously defend the action, however, no assurance can be given as to the timing or outcome of the litigation.
Opana ER® Antitrust Litigation

From June 2014 to April 2015, a number of complaints styled as class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) of Opana ER® were filed against Endo and Impax.

In December 2014, the United States Judicial Panel on Multidistrict Litigation (the “JPML”) transferred the actions to the United States District Court for the Northern District of Illinois (“N.D. Ill.”) for coordinated pretrial proceedings, as In Re: Opana ER Antitrust Litigation (MDL No. 2580) (“MDL”). In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On March 25, 2019, plaintiffs filed motions for class certification and served expert reports. Defendants’ oppositions to class certification and expert reports were filed and served on August 29, 2019. On April 15, 2020, defendants filed motions for summary judgment and each side moved to exclude certain opposing experts. On June 4, 2021, the MDL court granted the end-payor plaintiffs’ and direct purchaser plaintiffs’ class certification motions. Defendants appealed certification of the end-payor plaintiffs’ class, and on July 13, 2021, the Seventh Circuit granted defendants’ petition and remanded the case to the MDL to consider specific issues regarding uninjured class members. On August 11, 2021, the MDL court entered an order certifying end-payor plaintiffs’ class with an amended class definition. On June 4, 2021, the MDL also denied defendants’ summary judgment motion except as to certain state law claims and issued an opinion excluding certain experts of both sides. Trial is currently scheduled for June 2022.
Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, Impax received a subpoena and interrogations from the State of Connecticut Attorney General ("Connecticut AG") concerning its investigation into sales of Impax's generic product, digoxin. According to the Connecticut AG, the investigation concerned whether anyone engaged in a contract, combination or conspiracy in restraint of trade or commerce which had the effect of (i) fixing, controlling or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin. Impax cooperated in the investigation and produced documents and information in response to the subpoena in 2014 and 2015. However, no assurance can be given as to the timing or outcome of this investigation.

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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. On September 9, 2021, the State Attorneys General filed an Amended Complaint on behalf of California in addition to the original Plaintiff States. These lawsuits have been incorporated into MDL No. 2724. Fact and document discovery in MDL No. 2724 are proceeding. In May 2021, the Court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020 complaint. No final scheduling order has yet been issued for this matter.
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

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 890 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 120 state court cases pending in 11 states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except one case in New Mexico (September 2022) and one in Alabama (July 2022). Following a decision by the West Virginia Supreme Court of Appeals in June 2021, the trial court in West Virginia set trial dates for April (manufacturers), July (distributors), and September (pharmacies) 2022, but the Company is not a defendant in the manufacturer trial and it is unclear if the Company will be involved in the trial of any case currently selected by the court.
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

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018 amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiffs filed a motion for class certification on October 30, 2020 and in April 2021 filed a second amended complaint including similar allegations with regard to a November 2017 registration statement and prospectus issued in connection with the Amneal/ Impax business combination. The Company’s motion to dismiss and Plaintiff’s motion for class certification are currently pending.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through approximately May 12, 2022. It is not possible to determine the exact outcome of these investigations at this time.

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

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 290 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage and transportation. Plaintiffs filed amended complaints in February 2021, and Defendants filed various motions to dismiss the amended complaints in March 2021. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs have appealed the MDL court’s dismissal to the 11th Circuit Court of Appeals, which has consolidated the appeals of the personal injury cases.

On June 18, 2020, Amneal Pharmaceuticals LLC was named in a lawsuit filed in New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution and injunctive relief. The Company filed a motion to dismiss on May 17, 2021, and filed a notice of supplemental authority based on the MDL court’s July 2021 dismissal order. The Court denied the motion on August 17, 2021. On November 12, 2020, Amneal Pharmaceuticals LLC was named in a public nuisance and consumer protection lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore. Defendants removed the case to federal court and on April 1, 2021, the case was remanded to state court. On August 23, 2021, the Company filed a motion to dismiss, which is currently pending.

On October 1, 2021, Amneal Pharmaceuticals, LLC, and Amneal Pharmaceuticals of New York, LLC, were named in a lawsuit filed in Pennsylvania state court along with 25 other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The Complaint largely tracks the dismissed master personal injury complaint from the MDL.

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

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On May 20, 2021, the Court granted Defendants’ motion to dismiss the economic loss complaint, and Plaintiffs filed an amended complaint on June 21, 2021. On August 5, 2021, Defendants moved to dismiss the amended complaint. Additionally, medical monitoring class action complaints were filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment. These cases are currently stayed.

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

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings consolidated as In re Xyrem (Sodium Oxybate) Antitrust Litigation (No. 5:20-md-02966-LHK). Plaintiffs filed a consolidated amended class complaint in March 2021, which Defendants moved to dismiss. On August 13, 2021, the District Court granted in part and denied in part Defendants’ motion, dismissing the federal damages claims and a number of state-law claims, while permitting the remaining claims to proceed. Discovery is currently ongoing.

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal Pharmaceuticals LLC, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys in order to maintain higher prices, in violation of the antitrust laws. The Company has not yet responded to the allegations.

Galeas v. Amneal Pharmaceuticals, Inc.

On July 27, 2021, Cesy Galeas filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York against Amneal Pharmaceuticals, Inc., alleging that the payment schedule for certain workers violated New York Labor Law. The Company has not yet responded to the complaint but it has notified the Court that it intends to file a motion to dismiss the claims.

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
The Company’s chief operating decision makers evaluate the financial performance of the Company’s segments based upon segment operating income (loss). Items below operating income (loss) are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision makers. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision makers.
The tables below present segment information reconciled to total Company financial results, with segment operating income (loss) including gross profit less direct selling, general and administrative expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$347,127	$92,745	$88,721	$—	$528,593
Cost of goods sold	208,670	47,303	73,421	—	329,394
Cost of goods sold impairment charges	688	—	—	—	688
Gross profit	137,769	45,442	15,300	—	198,511
Selling, general and administrative	15,941	22,211	14,683	38,562	91,397
Research and development	34,999	13,928	—	—	48,927
Intellectual property legal development expenses	1,584	43	—	—	1,627
Acquisition, transaction-related and integration expenses	—	—	—	134	134
Charges related to legal matters, net	—	—	—	19,000	19,000
Restructuring and other charges	—	—	—	425	425
Change in fair value of contingent consideration	—	300	—	—	300
Property losses and associated expenses	8,186	—	—	—	8,186
Operating income (loss)	$77,059	$8,960	$617	$(58,121)	$28,515

Nine Months Ended September 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,020,072	$277,311	$259,390	$—	$1,556,773
Cost of goods sold	598,122	144,184	211,208	—	953,514
Cost of goods sold impairment charges	688	—	—	—	688
Gross profit	421,262	133,127	48,182	—	602,571
Selling, general and administrative	46,500	62,748	41,986	117,046	268,280
Research and development	114,547	35,426	—	—	149,973
In-process research and development impairment charges	710	—	—	—	710
Intellectual property legal development expenses	6,506	68	—	—	6,574
Acquisition, transaction-related and integration expenses	—	16	1,422	5,781	7,219
Charges related to legal matters, net	—	—	—	19,000	19,000
Restructuring and other charges	80	—	—	708	788
Change in fair value of contingent consideration	—	300	—	—	300
Property losses and associated expenses	8,186	—	—	—	8,186
Operating income (loss)	$244,733	$34,569	$4,774	$(142,535)	$141,541

Three Months Ended September 30, 2020	Generics (1)	Specialty	AvKARE (1,2)	Corporate and Other	Total Company
Net revenue	$341,920	$87,868	$89,506	$—	$519,294
Cost of goods sold	229,067	47,735	76,543	—	353,345
Cost of goods sold impairment charges	32,364	—	—	—	32,364
Gross profit	80,489	40,133	12,963	—	133,585
Selling, general and administrative	13,153	19,181	15,374	35,412	83,120
Research and development	39,232	5,287	—	—	44,519
Intellectual property legal development expenses	2,132	2	—	—	2,134
Acquisition, transaction-related and integration expenses	—	1	—	1,040	1,041
Charges related to legal matters, net	60	—	—	—	60
Restructuring and other (credit) charges	(536)	—	—	812	276
Operating income (loss)	$26,448	$15,662	$(2,411)	$(37,264)	$2,435

Nine Months Ended September 30, 2020	Generics (1)	Specialty	AvKARE (1,2)	Corporate and Other	Total Company
Net revenue	$1,001,065	$270,101	$211,323	$—	$1,482,489
Cost of goods sold	666,841	145,782	173,966	—	986,589
Cost of goods sold impairment charges	34,579	—	—	—	34,579
Gross profit	299,645	124,319	37,357	—	461,321
Selling, general and administrative	42,578	56,993	41,809	100,660	242,040
Research and development	108,582	17,888	—	—	126,470
In-process research and development impairment charges	960	—	—	—	960
Intellectual property legal development expenses	6,947	7	—	—	6,954
Acquisition, transaction-related and integration expenses	325	83	—	4,995	5,403
Charges related to legal matters, net	5,610	250	—	—	5,860
Restructuring and other (credit) charges	(158)	—	—	2,815	2,657
Operating income (loss)	$134,801	$49,098	$(4,452)	$(108,470)	$70,977
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
(2)The AvKARE segment consists of the businesses acquired in the Rondo Acquisitions on January 31, 2020. Operating results for the nine months ended September 30, 2021 represent eight months of activity.
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

During January 2021, LAX Hotel, LLC sold its interests in the leased buildings to an unrelated third party. Therefore, this lease is no longer a related party transaction, and the corresponding financing lease right-of-use asset and liability have been reclassified in the consolidated balance sheet as of September 30, 2021 to reflect this change. For the nine months ended September 30, 2021, related party lease costs and interest expense associated with this lease were $0.2 million and $0.4 million, respectively (none for the three months ended September 30, 2021). For the three and nine months ended September 30, 2020, related party lease costs and interest expense were approximately $1 million and $4 million, respectively.
For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases in the Company’s 2020 Annual Report on Form 10-K.
Kanan, LLC
Kanan, LLC (“Kanan”) is a real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Certain executive officers of the Company beneficially own, through certain revocable trusts, equity securities of Kanan. In addition, they serve on the management team of Kanan. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to Kanan for both the three months ended September 30, 2021 and 2020 was $0.5 million. Rent expense paid to Kanan for both the nine months ended September 30, 2021 and 2020 was $1.6 million.
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC (“IRE”) is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the Amneal Group, who also serves as an observer on the Company's Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC, which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively. Rent paid to the related parties for both of the nine months ended September 30, 2021 and 2020 was approximately $1 million.
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
Agreements with Kashiv Not Affected by the Acquisition of KSP
The parties entered into a lease for parking spaces next to the Company’s manufacturing site in Piscataway, NJ. The total amount of expense paid to Kashiv pursuant to this agreement for each of the three and nine months ended September 30, 2021 and 2020 was less than $0.1 million.
Amneal also has various consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total expenses associated with these arrangements for the nine months ended September 30, 2021 was $0.5 million (none for the three months ended September 30, 2021).

The table below includes the terms and expenses recognized for each of the product specific contracts with Kashiv.

(Amounts in millions)		Research and development expenses
		For the three months ended September 30		For the nine months ended September 30
Products	Agreement Date	2021	2020	2021	2020
Filgrastim and PEG-Filgrastim (1)	October 2017	$—	$1	$—	$1
Ganirelix Acetate and Cetrorelix Acetate (2)	August 2020	$—	$1	$1	$1
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
Agreements with Kashiv Included in the Acquisition of KSP
The following contracts previously between Amneal and Kashiv were acquired with KSP and have become transactions among Amneal's consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosures below relate to the historical agreements as related party transactions through April 2, 2021. Additionally, there were no related expenses for any of these agreements during the three months ended September 30, 2021.
Amneal had various development and commercialization arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. For the nine months ended September 30, 2021 and 2020, total reimbursable expenses associated with these arrangements was $0.3 million and $0.2 million, respectively (none for either of the three months ended September 30, 2021 and 2020). Kashiv received a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the nine months ended September 30, 2021 was $3 million. For the three and nine months ended September 30, 2020, total profit share paid to Kashiv was $3 million and $8 million, respectively.
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provided the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin. For the nine months ended September 30, 2021, the Company recorded $1 million to cost of goods sold to compensate Kashiv for services performed. For the three and nine months ended September 30, 2020, the Company recorded $2 million and $5 million, respectively, to cost of goods sold to compensate Kashiv for services performed.

The following table includes the expenses recognized for each of the product specific contracts with Kashiv prior to the acquisition of these contracts as part of the KSP Acquisition.

(Amounts in millions)		Research and development expenses
		For the three months ended September 30		For the nine months ended September 30
Products	Agreement Date	2021	2020	2021	2020
Levothyroxine Sodium(1)	June 2019	$—	$—	$—	$2
K127 (2)	November 2019	$—	$—	$3	$2
Posaconazole (3)	May 2020	$—	$—	$—	$—
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
As of September 30, 2021 and December 31, 2020, payables of approximately $0.1 million and $5 million, respectively, were due to Kashiv. Additionally, as of December 31, 2020 a receivable of $0.1 million was due from Kashiv.
As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included payment of cash on hand, deferred consideration, and contingent consideration. As of September 30, 2021, deferred consideration of $30 million was recorded within related party payable-short term. Additionally, as of September 30, 2021, contingent consideration liability of $6 million was recorded within related party payable-long term.
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
Currently PharmaSophia is actively developing one injectable product. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for both the three months ended September 30, 2021 and 2020 was less than $0.1 million. The total amount of income earned from these agreements for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively. At September 30, 2021 and December 31, 2020, receivables of $1 million and $0.8 million, respectively, were due from the related party.
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
On August 12, 2021, the Company entered into an active pharmaceutical ingredient (“API”) co-development agreement with a subsidiary of Fosun. Under the terms of the agreement, the Company provided Fosun a license to manufacture and sell two pharmaceutical products outside of the United States. Fosun will be responsible for obtaining regulatory approval outside the United States. Fosun paid the Company a $0.2 million non-refundable fee in October 2021 and will be required to pay the Company $0.1 million for each of the two products upon the first commercial sale of each in China in addition to a profit share.
Apace KY, LLC d/b/a Apace Packaging LLC
Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace. The total amount of expenses from this arrangement for the three months ended September 30, 2021 and 2020 was $3 million and $2 million, respectively. The total amount of expenses from this arrangement for both the nine months ended September 30, 2021 and 2020 was $8 million. At September 30, 2021 and December 31, 2020, payables of approximately $0.7 million and $1 million respectively, were due to the related party for packaging services. Additionally, at December 31, 2020, receivables of $0.5 million was due from the related party for a product recall (none at September 30, 2021).
Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC ("Tracy"). A member of Company management beneficially owns outstanding equity securities of Tracy. The total amount of expenses from this arrangement for both of the three months ended September 30, 2021 and 2020 was $0.2 million. The total amount of expenses from this arrangement for both of the nine months ended September 30, 2021 and 2020 was $0.4 million.
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC (“AzaTech”) for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech. The total amount of purchases from this arrangement for both of the three months ended September 30, 2021 and 2020 was approximately $1 million. The total amount of purchases from this arrangement for both of the nine months ended September 30, 2021 and 2020 was approximately $3 million. At September 30, 2021 and December 31, 2020, payables of approximately $0.8 million and $1 million, respectively, were due to AzaTech for inventory purchases.
AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC (“AvPROP”). A member of Company management beneficially owns outstanding equity securities of AvPROP. Rent expense from this arrangement for both of the three months ended September 30, 2021 and 2020 was less than $0.1 million. Rent expense from this arrangement for both of the nine months ended September 30, 2021 and 2020 was $0.1 million.

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
Avtar Investments, LLC
Avtar Investments, LLC (“Avtar”) is a private investment firm. Members of Company management beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the three and nine months ended September 30, 2021 was $0.1 million and $0.3 million, respectively. The total amount of consulting expense incurred for the three and nine months ended September 30, 2020 was $0.1 million and $0.9 million, respectively. As of both September 30, 2021 and December 31, 2020, less than $0.1 million was due to Avtar.
Zep Inc.
Zep Inc. (“Zep”) is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. An executive officer of the Company serves as a director of Zep. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. The amount of revenue recorded for the three and nine months ended September 30, 2020 was $0.1 million and $0.5 million, respectively (none for the three and nine months ended September 30, 2021). As of December 31, 2020, $0.1 million was recorded in related party receivables (there was no related party receivable as of September 30, 2021).
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
Tax Indemnification – Rondo Acquisitions
In accordance with the Rondo Equity Purchase Agreement, the Company will be indemnified by the sellers of AvKARE, LLC and R&S for $0.2 million of state taxes paid on behalf of the sellers for a tax period prior to the closing of the Rondo Acquisition. As a result, the Company recorded $0.2 million of related party receivables as of September 30, 2021.
Notes Payable – Related Party
The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest in Rondo (“Rondo Class B Units”).  Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and were holders of the Short-Term Sellers Note until it was repaid in its entirety in February 2021.  For additional information, refer to Note 3. Acquisitions.
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

Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members based on the members' taxable income from Amneal. During the three and nine months ended September 30, 2021, the Company recorded tax distributions of approximately $9 million and $34 million as a reduction of non-controlling interests, respectively, and paid in full. For the nine months ended September 30, 2020, a tax distribution of $1 million (none for the three months ended September 30, 2020) was recorded as a reduction of non-controlling interests. As of September 30, 2021, there were no amounts due for tax distributions.
During September 2020, the Company made a $3 million payment to the non-controlling interest holders in one of Amneal's non-public subsidiaries to distribute earnings of approximately $1 million and acquire their ownership interests in the non-public subsidiary for $2 million.
As discussed in Note 3. Acquisitions, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company will attribute 2% of the net income or loss of KSP to the non-controlling interests. As of September 30, 2021, the non-controlling interest attributable to KSP was approximately $2 million.
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

The Company will attribute 34.9% of the net income or loss of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and nine months ended September 30, 2021, the Company recorded tax distributions of $0.5 million and $2.2 million as a reduction of redeemable non-controlling interests, respectively. For the three and nine months ended September 30, 2020, the Company recorded tax distributions of $0.1 million and $0.5 million as a reduction of redeemable non-controlling interests, respectively. As of September 30, 2021, there were no amounts due for tax distributions related to redeemable non-controlling interests.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2019	$(7,832)	$7,764	$(68)
Other comprehensive loss before reclassification	(6,643)	(34,560)	(41,203)
Reallocation of ownership interests	(22)	(25)	(47)
Balance December 31, 2020	(14,497)	(26,821)	(41,318)
Other comprehensive loss before reclassification	(3,626)	11,934	8,308
Reallocation of ownership interests	(88)	(129)	(217)
Balance September 30, 2021	$(18,211)	$(15,016)	$(33,227)

17. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Deposits and advances	$2,113	$1,696
Prepaid insurance	10,066	6,916
Prepaid regulatory fees	1,707	3,565
Income and other tax receivables	9,062	11,882
Prepaid taxes	8,270	5,542
Other current receivables (1)	45,297	17,117
Chargebacks receivable (2)	12,167	4,913
Other prepaid assets	21,530	21,836
Total prepaid expenses and other current assets	$110,212	$73,467
(1)As discussed in Note 13. Commitments and Contingencies, the Company recorded receivables from insurers of $33 million and $6 million as of September 30, 2021 and December 31, 2020, respectively, associated with an insured securities class action lawsuit.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

18. Property Losses and Associated Expenses

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities in Branchburg. Operations at these facilities were closed for the majority of September in order to assess the damage, make repairs and restore operations. As a result of the significant recovery effort and sufficient safety stock, the Company did not incur a material business disruption for the three and nine months ended September 30, 2021.

The Company nevertheless concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $8 million of charges for property losses and associated expenses for both of the three and nine months ended September 30, 2021, which was comprised of the following (in thousands):

Impairment of equipment	$4,202
Impairment of inventory	950
Repairs and maintenance expenses	2,025
Salaries and benefits for cleaning and repairing facilities	1,009
Subtotal	$8,186

The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. No insurance recoveries have been recorded for the three or nine months ended September 30, 2021 related to property losses.

19. Subsequent Events

Biotechnology license agreement

On October 1, 2021, the Company entered into a license agreement with a clinical-stage biotechnology company for the development and commercialization of injectable products. The Company will pay a profit share in the low double digits on sales of these products. The agreement also contains contingent pre-approval, approval and commercial milestone payments of up to $4 million, $27 million, and $200 million, respectively, payable by the Company. The milestone payments are subject to certain performance conditions, including regulatory approvals and sales, which may not be achieved.

Puniska Healthcare Pvt. Ltd.

On November 2, 2021, the Company entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India.
Under the terms of the transaction, Amneal will pay the sellers of Puniska $93 million. Upon execution of the agreement, the Company paid $73 million for approximately 74% of the equity interests of Puniska. The Company expects to pay an additional $4 million for land held by one of the sellers during November 2021 and $16 million for the remaining 26% of the equity interests upon approval by the government of India. The Company expects to fund the entire purchase price with cash on hand.

The Company is evaluating the accounting for the transaction. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

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
The following discussion and analysis for the three and nine months ended September 30, 2021 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
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
For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, our patent for Zomig® Spray expired in May 2021. Although no generic product has been commercially launched in the United States as of September 30, 2021, we anticipate to lose market exclusivity in the fourth quarter of 2021.

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
COVID-19 Pandemic
In March 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of non-essential services. These measures, though currently temporary in nature, may become more severe and continue indefinitely depending on the evolution of the outbreak.
We observed lost sales and some supply interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. Additionally, decreased influenza activity during the nine months ended September 30, 2021 drove significantly lower sales volume and increased returns related to Oseltamivir as compared to the prior year period.
While manufacturing has resumed to around pre-COVID-19 levels, we may again experience supply chain constraints at our New York, New Jersey, India or other facilities during subsequent waves of COVID-19 infections. Although not currently expected, any supply chain disruptions may significantly impact our 2021 results of operations and cash flows. Several of our key domestic manufacturing, packaging, and facilities are located in New York and New Jersey, two states with a high number of confirmed cases of COVID-19. Additionally, we have key international manufacturing and research and development facilities in India, a country with a high number of confirmed cases of COVID-19.
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
Inflation

While it is difficult to accurately measure the impact of inflation, we believe our business has not been materially impacted by the overall effects of inflation to date. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, may affect us as well as our vendors and may adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$528,593	$519,294	$1,556,773	$1,482,489
Cost of goods sold	329,394	353,345	953,514	986,589
Cost of goods sold impairment charges	688	32,364	688	34,579
Gross profit	198,511	133,585	602,571	461,321
Selling, general and administrative	91,397	83,120	268,280	242,040
Research and development	48,927	44,519	149,973	126,470
In-process research and development impairment charges	—	—	710	960
Intellectual property legal development expenses	1,627	2,134	6,574	6,954
Acquisition, transaction-related and integration expenses	134	1,041	7,219	5,403
Charges related to legal matters, net	19,000	60	19,000	5,860
Restructuring and other charges	425	276	788	2,657
Change in fair value of contingent consideration	300	—	300	—
Property losses and associated expenses	8,186	—	8,186	—
Operating income	28,515	2,435	141,541	70,977
Total other expense, net	(30,558)	(24,324)	(93,856)	(101,280)
(Loss) income before income taxes	(2,043)	(21,889)	47,685	(30,303)
Provision for (benefit from) income taxes	4,049	144	7,056	(105,843)
Net (loss) income	$(6,092)	$(22,033)	$40,629	$75,540
Net Revenue

Net revenue for the three months ended September 30, 2021 increased by 2%, or $9 million, to $529 million as compared to $519 million for the three months ended September 30, 2020. The increase from the prior year period was attributable to the following:

•Our Generics segment revenues of $347 million grew $5 million from the prior year period, which was primarily due to new products launched in 2020 and 2021 that contributed revenue growth of $45 million. The overall increase was offset, in part, by price erosion in our base business and the impact of weaker orders of Oseltamivir (generic Tamiflu®).
•Our Specialty segment revenues of $93 million increased $5 million from the prior year period, primarily attributed to a year-over-year increase in revenue for Rytary® and Unithroid® of 11% and 18%, respectively. This increase was partially offset by a decline in non-promoted Specialty brands.
•Our AvKARE segment revenues were flat year-over-year as growth in new product introductions offset favorable timing of a discrete item that benefited three months ended September 30, 2020.

Net revenue for the nine months ended September 30, 2021 increased by 5%, or $74 million, to $1,557 million as compared to $1,482 million for the nine months ended September 30, 2020. The increase from the prior year period was attributable to growth in all three operating segments as follows:

•Growth in our Generics segment of $19 million was primarily due to new products launched in 2020 and 2021 that contributed revenue growth of $141 million, as well as volume growth in the base business. This increase was partially offset by a $40 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand due to decreased influenza activity during the COVID-19 pandemic, as well as price erosion in our base business.
•Our Specialty segment revenues increased $7 million from the prior year period, reflecting revenue growth in Rytary® and Unithroid® of 7% and 19%, respectively. This increase was partially offset by declines in Zomig® nasal spray and other non-promoted products.

•Our AvKARE segment revenues of $259 million grew $48 million versus the prior year period, in part due to the timing of the acquisition in 2020 as well as organic growth due to better new product introductions.

Cost of Goods Sold and Gross Profit
Cost of goods sold, including impairment charges, decreased 14%, or $56 million, to $330 million for the three months ended September 30, 2021 as compared to $386 million for the three months ended September 30, 2020. The decrease in cost of goods sold, including impairment charges, was primarily attributable to a decrease in impairment charges of $32 million. Excluding impairment charges, cost of goods sold decreased approximately $24 million from the prior year period, attributed to reduced material costs, better plant utilization including manufacturing a higher percentage of the Company’s products, and favorable product mix, which offset the increase in revenue, as noted above.
Gross profit for the three months ended September 30, 2021 was $199 million (38% of total net revenue) as compared to gross profit of $134 million (26% of total net revenue) for the three months ended September 30, 2020. Our gross profit as a percentage of net revenue increased compared to the prior year period primarily as a result of the factors noted above.

Cost of goods sold, including impairment charges, decreased 7%, or $67 million, to $954 million for the nine months ended September 30, 2021 as compared to $1,021 million for the nine months ended September 30, 2020. The decrease in cost of goods sold, including impairment charges, was primarily attributable to $34 million of impairment charges in the prior year period, as well as gross margin improvement in the current year, which was related to reduced material costs, better plant utilization including manufacturing a higher percentage of the Company’s products, and favorable product mix. Partially offsetting this decrease was an extra month of AvKARE expense, as well as an increase in revenues for the comparative period.

Gross profit for the nine months ended September 30, 2021 was $603 million (39% of total net revenue) as compared to gross profit of $461 million (31% of total net revenue) for the nine months ended September 30, 2020. Our gross profit as a percentage of net revenue increased compared to the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2021 were $91 million, as compared to $83 million for the three months ended September 30, 2020. The $8 million increase from the prior year period was primarily due to an increase in employee compensation, increased logistics costs, and an increase in third party spend and promotional efforts as the Company began to resume normal activities and in-person meetings in the current year. This increase was partially offset by a reduction in cost savings associated with the elimination of redundancies in connection with Company’s integration efforts of recent business acquisitions.
Selling, general, and administrative (“SG&A”) expenses for the nine months ended September 30, 2021 were $268 million, as compared to $242 million for the nine months ended September 30, 2020. The $26 million increase from the prior year period was primarily due to an increase in employee compensation, an extra month of expenses from our AvKARE segment and an increase in indirect taxes. This increase was partially offset by a reduction in cost savings associated with the elimination of redundancies in connection with Company’s integration efforts of recent business acquisitions.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2021 was $49 million, as compared to $45 million for the three months ended September 30, 2020. The increase compared to the prior year period was primarily attributable to projects acquired in the acquisition of Kashiv Specialty Pharmaceuticals, LLC (the “KSP Acquisition”) and other development costs, partially offset by a reduction in in-licensing and upfront milestone payments. Refer to Note 3. Acquisitions for additional information.
R&D expenses for the nine months ended September 30, 2021 were $150 million, as compared to $126 million for the nine months ended September 30, 2020. The $24 million increase compared to the prior year period was primarily attributable to a $7 million increase related to projects acquired in the KSP Acquisition as well as $6 million increase for in-licensing and upfront milestone payments, which was incurred to grow our Specialty and Generics pipelines, and increased project spend for ongoing project costs associated with IPX203 and complex generic product candidates.

Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for each of the three months ended September 30, 2021 and 2020 were each $2 million. Intellectual property legal development expenses for each of the nine months ended September 30, 2021 and 2020 were $7 million. Expenses may vary by period based upon the number of individual cases and corresponding litigation outstanding in any particular period.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $1 million for the three months ended September 30, 2020 (immaterial for the three months ended September 30, 2021). Acquisition, transaction-related and integration expenses were $7 million for the nine months ended September 30, 2021 as compared to $5 million for the nine months ended September 30, 2020.
Acquisition, transaction-related and integration expenses for the nine months ended September 30, 2021 were primarily related to KSP Acquisition, which closed on April 2, 2021, and the related integration, and the integration of the acquisitions that comprise our AvKARE segment. For the three and nine months ended September 30, 2020, acquisition, transaction-related and integration expenses were primarily related to the acquisition and integration of the businesses that comprise our AvKARE segment and system integration expenses related to the combination with Impax Laboratories, LLC. Refer to Note 3. Acquisitions for additional information.
Charges Related to Legal Matters, Net
For the three and nine months ended September 30, 2021, we recorded charges of $19 million for Corporate commercial legal proceedings and claims. For the nine months ended September 30, 2020, we recorded net charges of $6 million for commercial legal proceedings and claims, which were primarily recorded in our Generics segment (immaterial for the three months ended September 30, 2020). Insurance recoveries are recorded in the periods when it is probable they will be realized. Refer to Note 13. Commitments and Contingencies, for additional information about legal matters.
Restructuring and Other Charges
On July 10, 2019, we announced a plan to restructure our operations that is intended to reduce costs and optimize our organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, we expect to reduce our headcount by approximately 300 to 350 by June 30, 2022, primarily by closing our manufacturing facility located in Hauppauge, NY. Through September 30, 2021, the Company had reduced headcount by 280 employees under this plan.
For the three months ended September 30, 2021 and 2020, restructuring and other charges were $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, restructuring and other charges were $0.8 million and $3 million, respectively. These charges primarily consisted of the cost of benefits provided pursuant to our severance programs for former senior executives and management employees.
Property Losses and Associated Expenses
On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities in Branchburg. Operations at these facilities were closed for the majority of September in order to assess the damage, make repairs and restore operations. Although, as a result of the significant recovery effort and sufficient safety stock, we did not incur a material business disruption for the three and nine months ended September 30, 2021, we concluded that all inventory on-hand at the time of the flooding was damaged and unsellable, and that a majority of the equipment was damaged beyond repair. In addition, we incurred significant costs to repair both facilities. Accordingly, we recorded $8 million of charges for property losses and associated expenses in our Generics segment for the three and nine months ended September 30, 2021.
The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. No insurance recoveries have been recorded for the three or nine months ended September 30, 2021 related to property damage. Refer to Note 18. Property Losses and Associated Expenses for additional information.

Other Expense, Net
Other expense, net was $31 million for the three months ended September 30, 2021, compared to $24 million for the three months ended September 30, 2020. Overall, the increase was driven by a $10 million unfavorable period-over-period impact of net foreign exchange gains and losses, which was partially offset by a $3 million benefit relating to a previously outstanding contingent liability.
Other expense, net was $94 million for the nine months ended September 30, 2021, as compared to $101 million for the three months ended September 30, 2020. The decrease of $7 million was primarily due to a $9 million decline in interest expense due to a reduction in interest rates compared to the prior year period, and a $7 million benefit relating to a previously outstanding contingent liability. The overall decrease was partially offset by a $8 million favorable period-over-period impact of net foreign exchange gains and losses.
Provision For (Benefit From) Income Taxes
For the three months ended September 30, 2021, our provision for income taxes and effective tax rates were $4 million and (198.2)%, respectively, compared to $0.1 million and (0.7)%, respectively, for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, our provision for (benefit from) income taxes and effective tax rates were $7 million and 14.8%, respectively, compared to $(106) million and 349.3%, respectively, for the nine months ended September 30, 2020.
The income tax benefit for the nine months ended September 30, 2020 was primarily impacted by a $110 million carryback of U.S. Federal net operating losses under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act was an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws.  For further details, refer to Note 7. Income Taxes.
Net (Loss) Income
We recognized a net loss for the three months ended September 30, 2021 of $6 million as compared to net loss of $22 million for the three months ended September 30, 2020. The year-over-year decrease in net loss of $16 million was attributable to the factors listed above.
We recognized net income for the nine months ended September 30, 2021 of $41 million as compared to net income of $76 million for the nine months ended September 30, 2020. The year-over-year decrease in net income of $35 million was attributable to the factors listed above.
Generics
The following table sets forth results of operations for our Generics segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$347,127	$341,920	$1,020,072	$1,001,065
Cost of goods sold	208,670	229,067	598,122	666,841
Cost of goods sold impairment charges	688	32,364	688	34,579
Gross profit	137,769	80,489	421,262	299,645
Selling, general and administrative	15,941	13,153	46,500	42,578
Research and development	34,999	39,232	114,547	108,582
In-process research and development impairment charges	—	—	710	960
Intellectual property legal development expenses	1,584	2,132	6,506	6,947
Acquisition, transaction-related and integration expenses	—	—	—	325
Charges related to legal matters, net	—	60	—	5,610
Restructuring and other (credit) charges	—	(536)	80	(158)
Property losses and associated expenses	8,186	—	8,186	—
Operating income	$77,059	$26,448	$244,733	$134,801
Net Revenue

Generics net revenue was $347 million for the three months ended September 30, 2021, an increase of $5 million or 2% when compared with the same period in 2020. The increase from the prior year period was attributable to new products launched in 2020 and 2021, which contributed revenue growth of approximately $45 million. The overall increase was offset, in part, by price erosion in our base business and the impact of weaker orders of Oseltamivir (generic Tamiflu®).
Generics net revenue was $1,020 million for the nine months ended September 30, 2021, an increase of $19 million or 2% when compared with the same period in 2020. The increase primarily related to new products launched in 2020 and 2021 which contributed revenue growth of $141 million, as well as volume growth in our base business. This increase was partially offset by a $40 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand due to decreased influenza activity during the COVID-19 pandemic, and price erosion in our base business.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended September 30, 2021 was $209 million, a decrease of 20% or $52 million compared to the three months ended September 30, 2020. The decrease in cost of goods sold was primarily attributable to a decrease in impairment charges of $32 million. Excluding impairment charges, cost of goods sold decreased approximately $20 million from the prior year period, attributed to reduced material costs, better plant utilization including manufacturing a higher percentage of the Company’s products, and favorable product mix.
Generics gross profit for the three months ended September 30, 2021 was $138 million (40% of net revenue) as compared to gross profit of $80 million (24% of net revenue) for the three months ended September 30, 2020 as a result of the factors described above.
Generics cost of goods sold, including impairment charges, for the nine months ended September 30, 2021 was $599 million, a decrease of 15% or $103 million compared to the nine months ended September 30, 2020. The decrease in cost of goods sold was primarily attributable to $35 million of impairment charges in the prior year period, as well as gross margin improvement in the current year, which was related to reduced material costs, better plant utilization including manufacturing a higher percentage of the Company’s products, and favorable product mix.
Generics gross profit for the nine months ended September 30, 2021 was $421 million (41% of net revenue) as compared to gross profit of $300 million (30% of net revenue) for the nine months ended September 30, 2020 as a result of the factors described above.

Selling, General, and Administrative
Generics SG&A expense for the three months ended September 30, 2021 was $16 million, as compared to $13 million for the three months ended September 30, 2020. The $3 million, or 23%, increase from the prior year period was primarily related to increased payroll costs and logistics costs.
Generics SG&A expense for the nine months ended September 30, 2021 was $47 million, as compared to $43 million for the nine months ended September 30, 2020.  The $4 million, or 9%, increase was primarily attributed to increased employee compensation and an increase in indirect taxes, partially offset by cost savings associated with the elimination of redundancies in connection with Company’s integration efforts of recent business acquisitions.
Research and Development
Generics R&D expenses for the three months ended September 30, 2021 was $35 million, a decrease of 11% or $4 million compared to the three months ended September 30, 2020.  The decrease from the prior year period was primarily attributable to a decrease of in-licensing and upfront milestone payments of $6 million, which was partially offset by an increase in employee compensation and project costs on complex generics.
Generics R&D expenses for the nine months ended September 30, 2021 was $115 million, an increase of 5% or $6 million compared to the nine months ended September 30, 2020. The increase from the prior year period was primarily associated with an increase in employee compensation, and increased project spend on complex generics.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for both the three months ended September 30, 2021 and 2020 were $2 million. Intellectual property legal development expenses for both the nine months ended September 30, 2021 and 2020 were $7 million. Expenses may vary based upon in the number of individual cases and corresponding litigation outstanding in particular period.
Charges Related to Legal Matters, Net
There were no charges related to legal matters for the three and nine months ended September 30, 2021. For the nine months ended September 30, 2020, we recorded a net charge of $6 million for commercial legal claims (immaterial for the three months ended September 30, 2020).
Property Losses and Associated Expenses
On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities in Branchburg. Operations at these facilities were closed for the majority of September in order to assess the damage, make repairs and restore operations. Although, as a result of the significant recovery effort and sufficient safety stock, we did not incur a material business disruption for the three and nine months ended September 30, 2021, we concluded that all inventory on-hand at the time of the flooding was damaged and unsellable, and that a majority of the equipment was damaged beyond repair. In addition, we incurred significant costs to repair both facilities. Accordingly, we recorded $8 million of charges for property losses and associated expenses in our Generics segment for the three and nine months ended September 30, 2021.
The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. No insurance recoveries have been recorded for the three or nine months ended September 30, 2021 related to property damage.
Refer to Note 18. Property Losses and Associated Expenses for additional information.

Specialty
The following table sets forth results of operations for our Specialty segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$92,745	$87,868	$277,311	$270,101
Cost of goods sold	47,303	47,735	144,184	145,782
Gross profit	45,442	40,133	133,127	124,319
Selling, general and administrative	22,211	19,181	62,748	56,993
Research and development	13,928	5,287	35,426	17,888
Intellectual property legal development expenses	43	2	68	7
Acquisition, transaction-related and integration expenses	—	1	16	83
Charges related to legal matters, net	—	—	—	250
Change in fair value of contingent consideration	300	—	300	—
Operating income	$8,960	$15,662	$34,569	$49,098
Net Revenue

Specialty net revenue for the three months ended September 30, 2021 was $93 million, an increase of $5 million, or 6%, compared to the three months ended September 30, 2020. The overall growth was primarily attributed an increase in Rytary® and Unithroid® revenue of $4 million, or 11%, and $2 million, or 18%, respectively, compared to the prior year period, partially offset by a decline in non-promoted Specialty brands.
Specialty net revenue for the nine months ended September 30, 2021 was $277 million, an increase of $7 million, or 3% compared to the nine months ended September 30, 2020. The increase in revenues reflected growth in Rytary® and Unithroid® of $8 million, or 7%, and $7 million, or 19%, respectively, compared to the prior year period, partially offset by declines in Zomig® nasal spray and other non-promoted products.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended September 30, 2021 was $47 million as compared to $48 million for the three months ended September 30, 2020. Specialty gross profit for the three months ended September 30, 2021 was $45 million (49% of net revenue) as compared to gross profit of $40 million (46% of net revenue) for the three months ended September 30, 2020. The increase in gross profit primarily related to revenue growth and the mix of revenues, including the impact of non-promoted products.
Specialty cost of goods sold for of the nine months ended September 30, 2021 was $144 million as compared to $146 million for the nine months ended September 30, 2020. Specialty gross profit for the nine months ended September 30, 2021 was $133 million (48% of net revenue) as compared to gross profit of $124 million (46% of net revenue) for the nine months ended September 30, 2020. The increase in gross profit primarily related to the mix of revenues, including the impact of non-promoted products and declines in Zomig® nasal spray, which has a higher cost structure than the overall Specialty portfolio.
Selling, General, and Administrative
Specialty SG&A expense was $22 million for the three months ended September 30, 2021, an increase of $3 million or 16% compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in employee compensation mainly due to additional headcount in our endocrinology sales force, and an increase in third party spend and promotional efforts as the Company began to resume normal activities and in-person meetings in the current year.
Specialty SG&A expense was $63 million for the nine months ended September 30, 2021, an increase of $6 million or 10% compared to the nine months ended September 30, 2020. The increase was driven by payroll-related expenses, primarily attributable to the expansion of our sales force, an increase in indirect taxes, and an increase in third party spend and promotional efforts as the Company began to resume normal activities and in-person meetings in the current year.
Research and Development
Specialty R&D expenses for the three months ended September 30, 2021 were $14 million, as compared to $5 million for the three months ended September 30, 2020. The $9 million increase from the prior year period was primarily attributable to increased project spend, including $3 million relating to new projects associated with the KSP Acquisition, and an increase in in-licensing and upfront milestone payments of $2 million.
Specialty R&D expenses for the nine months ended September 30, 2021 were $35 million, as compared to $18 million for the nine months ended September 30, 2020. The $18 million increase from the prior year period was primarily attributable to an increase in in-licensing and upfront milestone payments of $7 million to grow our Specialty pipeline and increased project spend, including $6 million relating to new projects associated with the KSP Acquisition.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$88,721	$89,506	$259,390	$211,323
Cost of goods sold	73,421	76,543	211,208	173,966
Gross profit	15,300	12,963	48,182	37,357
Selling, general and administrative	14,683	15,374	41,986	41,809
Acquisition, transaction-related and integration expenses	—	—	1,422	—
Operating income (loss)	$617	$(2,411)	$4,774	$(4,452)
We completed the acquisitions of the businesses that comprise our AvKARE segment on January 31, 2020. As a result, the increase in results of operations for the AvKARE segment was primarily due to nine months of activity in 2021 as compared to eight months of activity in 2020 The following discussion specifically is for operating results for the comparative three months ended September 30, 2021 and 2020. Refer to Note 3. Acquisitions, for additional information on the acquisitions.
Net Revenue

AvKARE net revenue for the three months ended September 30, 2021 of $89 million, was flat to the prior year period as growth in new product introductions offset favorable timing of a discrete item that benefited the three months ended September 30, 2020.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended September 30, 2021 was $73 million as compared to $77 million for the three months ended September 30, 2020. AvKARE gross profit for the three months ended September 30, 2021 was $15 million (17% of net revenue) as compared to gross profit of $13 million (14% of net revenue) for the three months ended September 30, 2020. The increase in gross profit and gross profit percentage primarily related to organic growth due to new product introductions which more than offset a decrease in less profitable revenues.
Selling, General, and Administrative
AvKARE SG&A expense was approximately $15 million for each of the three-month periods ended September 30, 2021 and 2020.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand and borrowings under debt financing arrangements, including $469 million of available capacity on our revolving credit facility as of September 30, 2021. Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for additional information. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
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
We estimate that we will invest approximately $50 million to $60 million during 2021 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities. As discussed in Note. 3 Acquisitions, the KSP Acquisition closed on April 2, 2021. Under the terms of the acquisition, in addition to the cash paid at closing, we are required to make a cash payment of $30 million on January 11, 2022. Additionally, as discussed in Note 19, Subsequent Events, we announced on November 2, 2021 that we had entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”). We paid $73 million for approximately 74% of the equity interests of Puniska. We expect to pay an additional $4 million for land held by one of the sellers during November 2021 and $16 million for the remaining 26% of the equity interests upon approval by the government of India. We expect to fund the entire purchase price with cash on hand.
Over the next 12 months, we will make substantial payments for monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Refer to Note 17. Debt and Note 12. Leases in our 2020 Annual Report on Form 10-K for detailed information. Related to our Term Loan, we were required to calculate the amount of excess cash flows based on our results for the year ended December 31, 2020. As a result, we made a payment of $14 million in March 2021 to satisfy the excess cash flow requirements, in addition to our normal principal payments. Related to our Rondo Term Loan, we made a prepayment of $25 million towards the outstanding principal during the three months ended September 30, 2021, in addition to planned principal payments during 2021. Additionally, we fully repaid the Short-Term Sellers Note of $1 million during February 2021.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to APHC Holdings LLC (formerly known as Amneal Holdings LLC) (“Holdings”) in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by Holdings. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our class A Common Stock, the price of our class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to Holdings equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to September 30, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of September 30, 2021 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors and Note 8. Income Taxes in our 2020 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. During the three and nine months ended September 30, 2021, we made tax distributions of $9 million and $34 million, respectively, to Amneal's members.
At September 30, 2021, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$178,559	$273,043
Investing activities	(107,213)	(285,751)
Financing activities	(107,772)	143,089
Effect of exchange rate changes on cash	(76)	447
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(36,502)	$130,828
Cash Flows from Operating Activities

Net cash provided by operating activities was $179 million for the nine months ended September 30, 2021 as compared to $273 million for the nine months ended September 30, 2020.  Excluding the Federal tax refund and related interest of $110 million received in August 2020 (refer to Note 7. Income Taxes for additional information), cash provided by operating activities for the nine months ended September 30, 2021 increased $16 million as compared to the prior year period. The period-over-period increase was primarily a result of increased income and an improvement in days sales outstanding in trade accounts receivable, partially offset by an increase in rebate payments and an increase in inventory resulting from rebuilding stock levels drawn down during the COVID-19 pandemic.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $107 million as compared to $286 million for the nine months ended September 30, 2020. The $179 million decrease in net cash used in investing activities for the nine months ended September 30, 2021 as compared to the prior year period was due to $254 million of net cash paid for the Rondo Acquisitions in the prior year period as compared to $74 million of net cash paid for the KSP Acquisition in the current year period. Refer to Note 3. Acquisitions, for additional information on our acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $108 million for the nine months ended September 30, 2021 as compared to net cash provided by financing activities of $143 million for the nine months ended September 30, 2020. The $250 million year-over-year change was primarily attributable to net proceeds from the $180 million Rondo Term Loan in the prior year period, an increase in period-over-period tax distributions made to non-controlling interests of $35 million, and an increase in period-over-period payments on debt, primarily the $14 million paid in March 2021 to satisfy the excess cash flow requirements of Amneal’s Term Loan, and the $25 million prepayment made on the Rondo Term Loan in September 2021. Refer to Note 3. Acquisitions, for additional information on our acquisitions. Refer to Note 17. Debt in our 2020 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2020 Annual Report on Form 10-K. As of September 30, 2021, other than the contractual obligations noted below, there have been no material changes to the disclosure presented in our 2020 Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Kashiv Specialty Pharmaceuticals, LLC acquisition	$30,500	$30,500	$—	$—	$—

The foregoing table does not include contingent consideration liabilities related to the KSP Acquisition. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. Refer to Note 3. Acquisitions and Note 10. Fair Value Measurements for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Severe weather or legal, regulatory or market measures to address severe weather may negatively affect our business and results of operations.

Severe weather, such as a hurricane, tornado, earthquake, wildfire or flooding, may pose physical risks to our facilities and disrupt the operation of our supply chain. For example, on September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities in Branchburg. The impacts of the changing weather on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs.

Concern over severe weather may also result in new or additional legal or regulatory requirements designed to mitigate the effects of severe weather on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, results of operations or financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 2, 2021, the Company entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India.
Under the terms of the transaction, Amneal will pay the sellers of Puniska $93 million. Upon execution of the agreement, the Company paid $73 million for approximately 74% of the equity interests of Puniska. The Company expects to pay an additional $4 million for land held by one of the sellers during November 2021 and $16 million for the remaining 26% of the equity interests upon approval by the government of India. The Company expects to fund the entire purchase price with cash on hand.

Item 6.    Exhibits

Exhibit No.	Description of Document

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three and nine months ended September 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2021	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)