Form 10-K
period 2021-12-31
Amneal Pharmaceuticals, Inc.
filed 2022-03-01
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), was approximately $750,794,557.
As of February 14, 2022, there were 149,424,272 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2021 (the “2022 Proxy Statement”).

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and Amneal Pharmaceuticals, Inc.'s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us” or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of our control. Investors should realize that if underlying assumptions prove inaccurate, known or unknown risks or uncertainties materialize, or other factors or circumstances change, our actual results and financial condition could vary materially from expectations and projections expressed or implied in its forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements.

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
•our ability to obtain exclusive marketing rights for our products;
•our ability to manage our growth through acquisitions and otherwise;
•our dependence on the sales of a limited number of products for a substantial portion of our total revenues;
•the continuing trend of consolidation of certain customer groups;
•our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•the impact of severe weather;
•the impact of the ongoing COVID-19 pandemic;
•risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•our reliance on certain licenses to proprietary technologies from time to time;
•the significant amount of resources we expend on research and development;
•the risk of product liability and other claims against us by consumers and other third parties;
•risks related to changes in the regulatory environment, including U.S. federal and state laws related to healthcare fraud abuse and health information privacy and security and changes in such laws;
•changes to Food and Drug Administration (“FDA”) product approval requirements;
•the impact of healthcare reform and changes in coverage and reimbursement levels by governmental authorities and other third-party payers;
•our dependence on third-party agreements for a portion of our product offerings;
•the impact of global economic conditions;
•our ability to identify, make and integrate acquisitions or investments in complementary businesses and products on advantageous terms;
•our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness;
•our obligations under a tax receivable agreement may be significant;
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

PART I.
Item 1. Business
Overview
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing generic and branded specialty pharmaceutical products across a broad array of dosage forms and therapeutic areas. The Company operates principally in the United States, India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). In 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company.

The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.4% of Amneal Common Units and the Company held the remaining 49.6% as of December 31, 2021. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
Acquisitions
Baclofen Franchise

On December 30, 2021, we entered into an asset purchase agreement with certain entities affiliated with Saol International Limited (collectively, “Saol”), a private specialty pharmaceutical company, pursuant to which we agreed to acquire Saol’s baclofen franchise, including Lioresal®, LYVISPAH™, and a pipeline product under development (the “Saol Acquisition”). The Saol Acquisition expands our commercial institutional and specialty portfolio in neurology while adding commercial infrastructure in advance of our entry into the biosimilar institutional market. Consideration for the Saol Acquisition includes approximately $85 million, paid at closing with cash on hand, and contingent royalty payments based on annual net sales for certain acquired assets, beginning in 2023. The transaction closed on February 9, 2022.
Puniska Healthcare Pvt. Ltd.

On November 2, 2021, we entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India. Upon execution of the agreement, we acquired a 74% controlling interest in the equity of Puniska and will acquire the remaining 26% of the equity upon approval of the transaction by the government of India, which is expected during the first half of 2022.

Kashiv Specialty Pharmaceuticals, LLC
On April 2, 2021, the Company and Kashiv Biosciences, LLC (a related party, refer to Note 24. Related Party Transactions) (“Kashiv”) closed on a transaction for Amneal to acquire a 98% controlling interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), a subsidiary of Kashiv focused on the development of innovative drug delivery platforms, novel 505(b)(2) drugs, and complex generics.
AvKARE, LLC and R&S Northeast LLC
On January 31, 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively, the “Rondo Acquisitions”). AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
For additional information about our acquisitions, refer to Note 3. Acquisitions and Divestitures and Note 29. Subsequent Event in our consolidated financial statements.

Segments of the Business
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics

Prescription pharmaceutical products are sold either as branded or generic products. Generic pharmaceutical products have the same active pharmaceutical ingredient (“API”), dosage form, potency, route of administration, and intended use as patented branded pharmaceutical products and are usually marketed under their chemical (generic) names rather than brand names. However, generic pharmaceutical products are intended to provide a cost-effective alternative for consumers while maintaining the safety, efficacy and stability of the branded product, and as such are generally sold at prices below their branded equivalents. Typically, a generic pharmaceutical may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless the resolution of patent litigation results in an earlier opportunity to enter the market. Generic manufacturers are required to file and receive approval for an Abbreviated New Drug Application (“ANDA”) in order to market a generic pharmaceutical product. In general, those companies that are able to prepare high quality ANDA submissions are comparatively advantaged.

Our Generics segment includes approximately 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these opportunities allows us to offer first-to-file (“FTF”), first-to-market (“FTM”) and other high-value products. A generic pharmaceutical product is considered a FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Act, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. For all reasons other than statutory exclusivity, a generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. We define high-value products as products with three or fewer generic competitors at the time of launch. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As such, the timing of new product introductions can have a significant impact on our financial results. Market entry by additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of our control. Refer to “Pharmaceutical Approval Process in the United States,” below, for more information.

As of December 31, 2021, our Generics segment had 114 products with a pending ANDA and another 128 products in various stages of development in our pipeline, 87% of which are non-oral solid products. Our generic pipeline consists of what we believe to be potential FTF, FTM and high-value products. We have an integrated, team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities.
Our Generics segment had net sales of $1.4 billion, $1.3 billion and $1.3 billion and operating income (loss) of $281 million, $189 million and $(133) million, for the years ended December 31, 2021, 2020 and 2019, respectively.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio also includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections.
For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, the pediatric exclusivity of the AstraZeneca patent licensed to Impax for Zomig® Nasal Spray expired in May 2021 and we lost market exclusivity in the fourth quarter of 2021. Our sales of Zomig ® Nasal Spray for the year ended December 31, 2021 were $30 million, a decline of $10 million, from the prior year period. The year over year decline was, in part, due to the loss of market exclusivity.

Our Specialty segment had net sales of $378 million, $356 million and $318 million and operating income of $56 million, $57 million and $43 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products, and services primarily to governmental agencies. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, which service the Department of Defense and Department of Veterans Affairs as well as institutional customers. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter products and medical supplies to institutional customers located throughout the United States of America focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
Our AvKARE segment had net sales of $349 million and $294 million and operating income (loss) of $7 million and ($8) million for the years ended December 31, 2021 and 2020, respectively. We did not have an AvKARE segment prior to the closing of the Rondo Acquisitions.
Geographic Areas
We operate in the United States, India, and Ireland. Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties. See further discussion of this risk in Item 1A. Risk Factors.
Sales & Marketing and Customers
In the United States and the Commonwealth of Puerto Rico, we market our Generics and Specialty products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products are marketed to large group purchasing organizations (“GPOs”) and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and occasionally directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail drug stores, independent pharmacies and managed care organizations, such as hospitals, nursing homes, health maintenance organizations, clinics, pharmacy benefit management companies and mail-order customers. Our Specialty segment, which promotes branded pharmaceutical products, employs a team of dedicated field based sales representatives to engage in the direct marketing and promotion of our branded products to physicians and healthcare providers.
For the year ended December 31, 2021, on a consolidated basis, our three largest customers, AmerisourceBergen Corporation, Cardinal Health, and McKesson Drug Co., accounted for approximately 65% of our net revenue. In total, we currently have over 1,000 customers (including over 800 customers specific to our AvKARE segment), some of which are part of large purchasing groups.
We have no long-term agreements that guarantee future business with any of our major customers and the loss of or substantial reduction in orders from any one or more of these customers could have a material adverse effect on our operating results, future prospects and financial condition.
Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we do. Competing manufacturers of generic pharmaceutical products create value for our customers by offering substitutes for branded pharmaceutical products at significantly lower prices, and at times we may not be able to differentiate our product offerings from those of our competitors, successfully formulate and bring to market new products that are less expensive than those of our competitors or offer commercial terms as favorable as those of our competitors. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market include Teva Pharmaceutical Industries Ltd., Viatris Inc., Endo International plc, Sandoz International GmbH, Pfizer Inc., Fresenius Kabi

KGaA, Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Hikma Pharmaceuticals PLC, Dr. Reddy's Laboratories Ltd., and Aurobindo Pharma Limited.
By focusing on our high-value products with complex dosage forms and high barriers to entry, as well as taking advantage of our vertically integrated supply chain and selective use of internal API, we aim to manufacture more profitable products relative to our competition. However, this or any future strategy may not enable us to compete successfully in the generic pharmaceutical industry.
The Hatch-Waxman Act amended the Food, Drug and Cosmetic Act (“FDCA”) and provided for a period of 180 days of generic marketing exclusivity for each applicant that is first-to-file an ANDA with a Paragraph IV certification. The holder of the approved ANDA that successfully challenges the relevant innovator drug patent(s) usually enjoys higher market share and sales during the 180-day period of exclusivity. When the exclusivity period concludes, other generic competitors may launch their versions of the product, which may cause significant price erosion and loss of market share. In cases where we are the holder of an ANDA for a FTF product, upon the expiration of the 180-day exclusivity period, we may adjust the price of such product and provide price adjustments to our customers for the difference between the lower price and the price at which we previously sold the product then held in inventory by our customers. These adjustments are commonly known as shelf stock adjustments. In certain circumstances, we may decide not to provide price adjustments to certain customers and, as a result, we may receive returns of unsold product from these customers and forego future sales volume as opposed to reducing pricing.
Authorized generic pharmaceutical products, which are generic labeled versions of pharmaceutical products introduced by brand companies (directly or through a third party) under the brand’s new drug application (“NDA”), have also increased competition in the generic pharmaceutical industry. Authorized generic pharmaceutical products may be sold prior to, during and subsequent to the 180-day exclusivity period and are a significant source of competition, because brand companies do not face any regulatory barriers to rapidly introducing generic versions of their pharmaceutical products.
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

Research and Development
Research and development (“R&D”) activities represent a significant part of our business. R&D expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy, if applicable, and regulatory compliance prior to launch. We are committed to investing in R&D with the aim of delivering high quality and innovative products. For the years ended December 31, 2021, 2020 and 2019, our R&D expense was $202 million, $180 million and $188 million, respectively.
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
Manufacturing and Distribution
We have a network of manufacturing sites and co-located R&D centers within the United States, India and Ireland, with broad dosage capabilities. We also have a distribution center for our Generics and Specialty products in Glasgow, Kentucky and a packaging center in East Hanover, New Jersey. We manufacture the majority of our Generics products internally; of these products, for the year ended December 31, 2021, those manufactured in our U.S. facilities contributed 48% of Generics product net revenue compared to 28% for those manufactured in India. We rely on third-party manufacturers to supply a small number of products in our Generics portfolio representing approximately 24% of our Generics net revenue for the year ended December 31, 2021.  Most of our Specialty products are manufactured by third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the overall cost of manufacturing for our products and gives us greater control over our supply chain.
Our AvKARE distribution centers are located in Fountain Run, Kentucky and Philadelphia, Pennsylvania.
Government Regulation

The business of developing, manufacturing, selling, distributing, and marketing generic and branded products is subject to significant health, safety, and environmental laws and regulations, including those governing the approval and pricing of products, clinical trials, laboratory procedures, privacy of health information and the handling, use, storage, treatment and disposal of hazardous materials and wastes. These regulatory regimes are overseen by governmental bodies, principally the FDA and, as applicable, the Drug Enforcement Agency (the “DEA”), the Department of Health and Human Services (“HHS”), the Federal Trade Commission (the “FTC”) and several state and local government agencies in the United States and abroad. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including suspension of regulatory approval, delays in regulatory approval, clinical holds, orders to cease non-compliant activities and potential civil and criminal actions against us. The regulatory environment, particularly enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly in flux and not always clear. Significant changes in this environment could have a material adverse effect on our financial condition and results of operations.

The FDCA, the Public Health Service Act (the “PHSA”), the Controlled Substances Act, the regulations that implement these laws and other statutes and regulations govern the development, testing, manufacture, packaging, use, distribution, safety, effectiveness, labeling, storage, record keeping, approval, marketing, sale, and promotion of our products, as well as post-marketing requirements for safety surveillance and reporting. Failure to comply with these laws and regulations can result in judicial and or administrative sanctions, such as warning letters, recalls, product seizures, injunctions, fines, total or partial suspension of distribution or production, exclusion or debarment from government programs and contracts, restitution, disgorgement and criminal prosecutions. The FDA has the authority to withdraw its approval of pharmaceuticals at any time, in accordance with its regulatory due process procedures, and can enforce the recall of products.
Pharmaceutical Approval Process in the United States

In the United States, the FDA regulates pharmaceuticals under the FDCA and the PHSA. In order to market a drug or biologic, considerable data demonstrating its safety, efficacy, quality, purity, and potency must be submitted to the FDA for review and approval. Generally, the following types of applications are used to obtain FDA approval if the FDA determines that the drug or biologic is safe and effective for its intended use.
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

Abbreviated New Drug Application
For a generic version of an approved drug (in other words, a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product), the FDA requires only an abbreviated new drug application that ordinarily need not include clinical studies demonstrating safety and efficacy. An ANDA typically requires only data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. In July 2012, the Generic Drug User Fee Amendments (“GDUFA”) were enacted into law. The GDUFA legislation implemented fees for new ANDA applications, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDA applications pending approval as of October 1, 2012. In return, the program was intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA application not “substantially complete” until the fee is paid. Prior to the implementation of GDUFA, the FDA took an average of approximately 32-34 months to approve an ANDA. Following the implementation of GDUFA, the FDA’s stated internal goal for ANDAs was to have a “first-action” goal date within 15 months of submission on 75% of submitted ANDAs. The “first-action” goal date is referred to by the FDA as the date in which the FDA takes a first action on an application by either granting approval or tentative approval or in the event of deficiencies, identifying those deficiencies in a complete response letter or in a refusal to receive the application. Under the previous GDUFA authorization, the time required to obtain FDA approval of ANDAs was on average approximately 32-34 months post-filing. In August 2017, GDUFA was reauthorized through September 30, 2022. As a result of GDUFA II, we expect the average time required to achieve approval of a generic pharmaceutical product after making an ANDA filing to decrease. In July 2020, FDA held a public meeting and started the process for reauthorization of GDUFA II (“GDUFA III”), which requires consultations with certain congressional committees, representatives of patient and consumer advocacy organizations, health care professionals, scientific and academic experts, and the generic drug industry. The FDA’s commitment letter for GDUFA III, which sets forth performance goals and program enhancements for the reauthorization of GDUFA for FY2023-2027, sets goals for FDA’s assessment and review of different ANDA submissions and includes enhancements designed to reduce the number of assessment cycles for ANDAs and facilitate access to generic drugs.
The Hatch-Waxman Act established the modern regulatory system for generic pharmaceutical products by creating a standardized approach for generic pharmaceutical makers to file ANDAs and receive FDA approval for generic pharmaceutical products. In order to gain FDA approval, there are various regulatory hurdles that a prospective generic manufacturer must clear:
Current Good Manufacturing Practices
In order to obtain FDA approval for its products, a pharmaceutical manufacturer must demonstrate that its facilities comply with current good manufacturing practices (“cGMP”) regulations. The manufacturer is required to comply with cGMP standards at all times during the production and processing of pharmaceuticals, and the FDA may inspect the manufacturer’s sites at any time to ensure compliance.
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
If the ANDA for a generic pharmaceutical product has a Paragraph IV certification, the filer must also notify the NDA and patent holders upon acceptance of the ANDA filing by the FDA (the “PIV Notice”). The NDA and patent holders may initiate a patent infringement lawsuit in response, the filing of which automatically prevents the FDA from approving the ANDA until the earlier of (i) 30 months following receipt of the PIV Notice and/or (ii) a decision in the lawsuit that is favorable to the ANDA filer.
Generic Pharmaceutical Pricing
The pricing of a generic pharmaceutical product generally correlates to the number of companies manufacturing generic versions of such pharmaceutical product. A generic pharmaceutical product is usually at its highest price immediately after the first generic launch of the product, either because a single manufacturer has been granted 180-day exclusivity or because only a few manufacturers have entered the market due to other technical or operational obstacles to bringing such product to market, such as raw materials shortages or complex formulation. As additional generic manufacturers enter the market, the price of a generic pharmaceutical product typically falls as manufacturers compete on price to capture market share.  Even if we reduce the prices we charge our customers, the prices consumers pay for those drugs may not be similarly reduced.  Additionally, consolidation among wholesalers and retailers and the formation of GPOs has caused increased price competition in the generic pharmaceutical market.
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
Pharmaceutical Pedigree Laws
Various pharmaceutical pedigree laws, such as the Drug Supply Chain Security Act enacted in 2014, require the tracking of all transactions involving prescription pharmaceutical products from the manufacturer to the dispensary (e.g., pharmacy). Compliance with such laws requires extensive tracking systems and tight coordination with customers and manufacturers. While we believe that we comply with these laws and we intend to do so in the future, such legislation and government enforcement regarding these laws is constantly evolving. Failure to comply could result in fines, penalties or loss of business that could have a material adverse effect on our financial results.
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
Human Capital
We have always operated the Company from a people-first mindset, recognizing that it is our people who generate ideas, operate machinery and deliver success. Since our founding in 2002, we have focused on recruiting, empowering, incentivizing and rewarding employees who are passionately engaged in our mission to make healthy possible and that commitment remained steady in 2021.
Workforce Demographics and Commitment to Diversity and Inclusion
As of December 31, 2021, we had approximately 7,000 employees (“Amneal Employees”), excluding approximately 200 employees in our AvKARE segment. Of the Amneal Employees, approximately 2,300 employees were located in the United States and approximately 4,700 employees were located outside of the United States, primarily in India and Ireland. As a global employer, we hired 1,700+ Amneal Employees in 2021, and global turnover of those employees was approximately 19%.

Diversity is essential to Amneal’s success. It starts at the top, with five out of ten of our executives identifying as diverse by race, ethnicity, or gender, and permeates through the organization of Amneal Employees. Women represented 19% of our global workforce of Amneal Employees. In the United States, women represented 39% of our workforce and held 27% of leadership roles at the level of Director and above for Amneal Employees. Approximately 69% of our U.S. workforce of Amneal Employees identified as diverse by race or ethnicity.
Programs for Amneal Employees
Workplace Safety and Employee Wellbeing During COVID-19
To ensure the health and safety of both our employees and patients, we mobilized a strategic task force of top leaders to guide our COVID-19 preparedness and response. We immediately prioritized employee health, safety, and wellbeing through quick and diligent planning, the implementation of extensive health and safety protocols aligned with CDC and WHO guidelines, enhanced employee benefits, and remote/alternate work arrangements where possible. We continued operating with firm commitments to social distancing and appropriate personal protective equipment. We also continued conducting thermo-screenings at facility entrances, conducting contact tracing, and operating under well-defined universal cleaning protocols for prevention and mitigation.
The Company’s focus on employee wellness was amplified in 2021 and exemplified by the launch of the AmWell Program, powered by Virgin Pulse, encompassing free access to four applications that cover expanded financial wellness, nutrition, fitness, and mental wellbeing content along with an incentive program to inspire participation by offering financial rewards and prizes.
Culture
Our “Rise, Lead, Succeed” culture is central to uniting our global team and serving as a dynamic framework for driving, celebrating and rewarding individual and team performance. Every day, we foster an environment that encourages colleagues to bring their best selves to work and be actively engaged, offer new ideas, and deliver real results. Permeating our culture and day-to-day business operations is a steadfast commitment to ethics and compliance, which is guided by our Code of Conduct and championed by our executive management team.
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
Talent Development, Growth and Recognition
We groom employees to continuously elevate their careers by offering opportunities to expand skills through robust experiences, organizational mentoring and a continuously evolving Learning and Development platform. In 2021, we launched the Amneal Leadership Lab program to 200 senior and mid-level leaders to bolster social awareness and better prepare leaders to navigate the modern challenges and opportunities of our time. The Amneal Leadership Lab program curriculum included sessions on the following topics: Growth Mindset, Psychological Safety, Building Trust, Effective Decisions, Winning Collaborations, Communicating with Presence, Direct Conversation and Feedback and Leading and Embracing Change. We recognize that taking Amneal to the next level can be accelerated by upskilling all employees to think and act as leaders and requires a significant investment in our people. To help cascade Amneal Leadership Lab principles to all colleagues, we have extended our investment in people through the company-wide launch of LinkedIn Learning. The platform provides custom-curated learning paths enabling all colleagues to engage in individual and organization-wide leadership growth curricula.

We strongly believe that encouragement and recognition of employee success is pivotal to inspiring an engaged and high-performing culture. In 2021, over 4,400 colleagues were recognized by their peers via Amneal Applause, our company’s online and on-the-spot rewards and recognition program. We also launched our global CEO Awards program which recognized a select group of employees for rising well above and beyond their regular job duties to advance Amneal’s success. 70+ nominations were submitted and 12 winners were selected by the Executive Leadership Team and selection committee.
Driving Impact through Corporate Responsibility
Prioritizing sustainability is essential to keeping Amneal resilient and able to meet future challenges and opportunities effectively and has been embedded in Amneal’s mission to make healthy possible by delivering affordable essential medicines since its founding.
At the start of 2021, the Company committed to building a formal environmental, social and governance (“ESG”) framework as one of our corporate goals. As part of that commitment, we established an ESG function to guide our ESG programs and ongoing reporting, published our inaugural Corporate Social Responsibility report highlighting six key areas of focus (Company, People, Products, Governance, Planet and Impact), and added ESG oversight into our Nominating and Governance Committee charter.
We are engaged in giving back and encourage employees to actively support the vitality of our communities through various company-sponsored social and environmental impact opportunities including advocacy, employee volunteerism, fundraising and product donations. Key company commitments include ongoing product donations to longstanding partners including Americares, Dispensary of Hope, and Kingsway Charities.
These are just some of our many human capital initiatives. Every year, we aim to review and enhance these and other programs to ensure that we are improving, staying competitive and putting our people at the center of our success.
Further information on our Responsibility program is available at https://www.amneal.com/about/responsibility. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC.
For discussion of the risks relating to the attraction and retention of management and executive management employees, refer to Part 1. Item 1A. Risk Factors.
Available Information
Our main corporate website address is www.amneal.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and any amendments to such reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge on our website as soon as reasonably practicable after having been filed with or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of our Audit Committee, Compensation Committee, Nominating and Governance Committee, and Conflicts Committee of the Board of Directors and our Code of Business Conduct, Corporate Governance Guidelines and other corporate governance materials are available on our website. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC.
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

Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, some of our competitors may be able to develop products and/or processes competitive with, or superior to, our products. Furthermore, we may not be able to (i) differentiate our products from those of our competitors, (ii) successfully develop or introduce new products, on a timely basis or at all, that are less costly than those of our competitors, or (iii) offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technology advances and consolidation continues. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

We believe our principal competitors in the U.S. generic pharmaceutical products market, where we primarily compete, are Teva Pharmaceutical Industries Ltd., Viatris Inc., Endo International plc, Sandoz International GmbH, Pfizer Inc., Fresenius Kabi KGaA, Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Hikma Pharmaceuticals PLC and Aurobindo Pharma Limited.

The products produced by these companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs, especially lower-cost foreign jurisdictions. Any of these factors could result in reductions in our sales prices and gross margin. This price competition has led to an increase in demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of our generic drug products, as well as to pursue product opportunities with the potential for limited competition, such as high-barrier-to-entry first-to-file or first-to-market products. We cannot provide assurance, however, that this strategy will enable us to compete successfully in the generic drug product industry or that we will be able to develop and implement any new or additional viable strategies.

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

With respect to our branded products, generic equivalents for branded pharmaceutical products are typically sold at lower prices than the branded products. The regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and relies instead on the safety and efficacy of prior products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states allows, or in some instances mandates, a pharmacist to dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch-Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expired or because our patent protection is not sufficiently broad or enforceable.

If we are unable to execute acquisitions or other strategic transactions, or manage our growth therefrom, our business will suffer.

We may seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. Acquisitions may also have hidden costs, including unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Finally, acquisitions can also involve litigation and/or post-transaction disputes, including with the counterparty regarding purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, among other matters.

As our competitors introduce their own generic equivalents of our generic drug products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. During the year ended December 31, 2021, we experienced significant competition with many of our generic products, and as a result, our revenue and gross margin from such products declined significantly. We cannot provide assurance that we will be able to continue to develop such products or that the number of our competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

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

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2021, our significant product families accounted for 23% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

We produce the majority of the products that we manufacture at our manufacturing facilities in New York, New Jersey and India, as well as at certain third-party suppliers, one of which is located in Taiwan. Disruptions at these facilities or within our supply chain can occur for many reasons, including events unrelated to us or beyond our control, such as fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, pandemic diseases or viral contagions such as COVID-19, and acts of war or terrorism. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of extreme weather events experienced during 2021 presents an alarming trend. During 2021, for example, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities, compromising the Company’s inventory and equipment and resulting in significant costs to repair both facilities. Furthermore, work stoppages, whether union-organized or not, can also disrupt operations. Business interruption could also be caused by compliance failures. A significant disruption at any of these facilities or otherwise within our supply chain, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis or at all, which could have a material adverse effect on our business, financial position and results of operations.

Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.
Our three largest customers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Drug Co., accounted for approximately 65%, 63% and 65% of total net sales of products for the years ended December 31, 2021, 2020 and 2019, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition. In total, we currently have over 1,000 customers (including over 800 customers specific to our AvKARE segment), some of which are part of large purchasing groups.

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

Brand drug companies often pursue strategies that may serve to prevent or delay competition from our generic alternatives to their branded products. These strategies include, but are not limited to:
•marketing an authorized generic version of a branded product, directly or through agreement with a generic competitor, at the same time that we introduce a generic equivalent of that product;
•filing “citizen’s petitions” with the FDA to thwart generic competition by causing delays of our product approvals;
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
•introducing “next-generation” products prior to the expiration of market exclusivity for their branded product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;
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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our information technology systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our information technology infrastructure; as a result we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, such as phishing or ransomware attacks, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including as a result of extreme weather events, such as fires, floods, hurricanes, or tornadoes. For example, from mid-December 2021 to late January 2022, our operations were affected by the shutdown of the UKG, Inc.’s Kronos cloud-based employee work time keeping system, which certain of our operations and corporate functions use to record employee hours worked and manage paid time off. Our human resources and operations management teams quickly implemented alternate procedures until the Kronos system was restored. We do not believe that we have incurred a material loss due to the outage. UKG, Inc. reported their forensic investigation found no evidence that Amneal employee data was compromised.

Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address these risks. Like other public companies, our computer systems and those of our third-party vendors and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations, which have caused, and may continue to cause, disruptions to our operations. For example, we have been the victim of phishing attempts, some of which have been successful. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. Over time, however, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. Our efforts may not prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

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

Severe weather, such as a hurricane, tornado, earthquake, wildfire or flooding, may pose physical risks to our facilities and disrupt the operation of our supply chain. For example, on September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. The impacts of the changing weather on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs.

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

We observed lost sales and some supply interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. Additionally, decreased influenza activity during the year ended December 31, 2021 drove significantly lower sales volume and increased returns related to Oseltamivir as compared to the prior year.

While manufacturing has resumed to around pre-COVID-19 levels, we may again experience supply chain constraints during subsequent waves of COVID-19 infections. Although not currently expected, any supply chain disruptions may significantly impact our future results of operations and cash flows.

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

We continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by national, state, or local authorities or that we determine are in the best interest of our employees customers, partners, suppliers, and shareholders. Until the ultimate extent and duration of the pandemic is known, we cannot predict the ultimate effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, our prospects, the effects on our customers, or the impact on our financial results or financial position.

Additionally, on September 9, 2021, President Biden issued an executive order (the “Executive Order”) requiring all employers with U.S. Government contracts to require that their U.S.-based employees, contractors, and certain subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated as set forth in the Executive Order, except for any employees with a medical or religious exemption. We have established policies to help ensure compliance with the applicable requirements of the Executive Order. The implementation of these requirements may result in employee attrition, which could be material as a substantial number of our employees are based in areas of the country where vaccination rates are below the national average. If we were to lose employees, it may be difficult or very costly in the current competitive labor market to find and recruit replacement employees, and this could have a material adverse effect on our business, future results of operations and cash flows. Additional vaccine mandates may also be implemented in other jurisdictions in which we operate.

Intellectual Property and Licensing Risks

Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies' listed patents and/or their applicability to our generic pharmaceutical products, as well as patent infringement litigation in which generic companies challenge the validity or enforceability of our patents and/or their applicability to their generic pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs for their review. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” patent settlement agreements between brand and generic companies could violate the antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason” test to determine whether they violate the federal antitrust laws. This holding has resulted in heightened scrutiny of such settlement agreements by the FTC and state and local authorities, and has increased the risk of liability in pending antitrust litigation brought by private plaintiffs. The FTC has brought actions against parties to such settlement agreements, including us, and we have become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, have also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate the antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, state and local authorities, or private plaintiffs, may commence an action against us alleging violations of the antitrust laws. We have been and are currently involved in private antitrust actions involving certain settlement agreements as described in Note 21. Commitments and Contingencies - Other Litigation Related to the Company's Business.

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

Our success depends on our ability to protect and defend the intellectual property rights associated with our current and future products. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that may be confused with, our products, and our generic competitors may obtain regulatory approval to make and distribute generic versions of our branded products. Some patent applications in the United States are maintained in secrecy or are not published until the resulting patents issue. We also cannot be certain that patents will be issued with respect to any of our patent applications or that any existing or future patents issued to or licensed by us will provide competitive advantages for our products or will not be challenged, invalidated, circumvented or held unenforceable in proceedings commenced by our competitors or other third parties. Furthermore, our patent rights may not prevent or limit our present and future competitors from developing, making, importing, using or commercializing products that are functionally similar to our products. We rely particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by registering and using marks; and by entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties. We use this approach to protecting our intellectual property in large part because few of our products are protected by patents. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that we will have recourse to adequate remedies in the event of a breach of such agreements. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not be independently developed or otherwise become known by our competitors or, if patents are not issued with respect to our internally developed products, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights may be costly, time-consuming and/or ultimately unsuccessful. We cannot be sure that we will have the resources to protect our own rights against infringement by third parties. Our inability to protect our intellectual property and proprietary rights could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. The U.S. Department of Health and Human Services has declared the wide spread addiction to and abuse of such products a public health emergency, and in recent months, the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the DEA has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. State governments have also taken steps to impose surcharges or taxes on opioid manufacturers or distributors. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. Refer to Note 21. Commitments and Contingencies - Prescription Opioid Litigation for more information regarding opioid-related litigation involving the Company.

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

The CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the Medicare Part D benefit, and the OIG has issued regulations and other guidance in connection with the Medicare Part D program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no guarantee that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of those products, which could significantly harm our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could materially adversely affect our anticipated revenues and results of operations. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on our business. Future rulemaking and reform, including repeal of existing law, with respect to the healthcare and pharmaceutical industries, could increase rebates, reduce prices or the rate of price increases for healthcare products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rule making, reform or repeal of healthcare laws.

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

In January 2020, we completed the acquisition of AvKARE, Inc. and Dixon Shane, LLC d/b/a R&S Northeast LLC. For further details, refer to Note 3. Acquisitions and Divestitures. AvKARE generates a substantial amount of its net revenue from government contracts. Contracts with federal, state, and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance, and are subject to regular audits and investigations. Any failure by us to comply with the government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from future government business. Such failures could also cause reputational damage to our business. In addition, some of AvKARE’s contracts provide for termination by the government, without cause. If one or more of our government contracts is suspended or terminated or if we are suspended, debarred or otherwise restricted from future government work, our business, results of operations and financial condition could suffer.

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

Our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, and, with respect to India, any reversal of India’s recent economic liberalization and deregulation policies, as well as social instability and other political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act ("FCPA") or similar anti-bribery laws, and could subject us to liability under such laws despite our efforts to comply. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating these laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our international operations or how foreign governments will interpret existing or new laws.

We have increased exposure to tax liabilities, including foreign tax liabilities.

As a U.S. company with subsidiaries in, among other countries, India, Switzerland, Ireland and the U.K., we are subject to, or potentially subject to, income and other taxes in these jurisdictions as well as the United States. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross-border arrangements among foreign subsidiaries in relation to various aspects of our business, including research and development activities and manufacturing. Tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions. Any such challenges may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and may have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.

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

We have a substantial amount of indebtedness. In order to finance the acquisition of Impax, during the year ended December 31, 2018, we borrowed an aggregate principal amount of $2.7 billion under a senior secured term loan (the “Term Loan”) due May 2025 and entered into a new senior secured asset based revolving credit facility, which matures on May 4, 2023 (“Revolving Credit Facility”) with borrowing capacity of up to $489 million, under which no amounts were drawn and outstanding as of December 31, 2021. The net proceeds from the term loan were used to finance in part the Combination, to pay off certain existing indebtedness of Amneal and Impax and to pay fees and expenses related to the foregoing. For additional details of our debt, refer to Note 17. Debt.

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

In addition, our borrowings under our Term Loan and Revolving Credit Facility bear a variable interest rate based on the London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We continue to monitor to take steps to assess LIBOR exposure and mitigate potential impacts of the transition. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our borrowings under the Term Loan and Revolving Credit Facility.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2021, we had approximately $2.7 billion of total indebtedness. Accordingly, we expect to make $27 million in principal payments and make interest payments totaling $105 million during 2022 related to our Term Loan. Related to our Rondo Term Loan (as defined below), we expect to make $9 million in principal payments and make interest payments totaling $3 million during 2022. Refer to Note 17. Debt and “Commitments and Contractual Obligations” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Risks Related to Our Deferred Tax Assets and Tax Receivable Agreement

Although we have no net deferred tax assets as of December 31, 2021, if we determine in the future that we will not be able to fully utilize all or part of any net deferred tax assets recognized, we would record a valuation allowance through earnings in the period the determination was made, which could have an adverse effect on our results of operations and earnings.

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

In assessing the need for a valuation allowance, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. We estimated that as of December 31, 2019 we had generated a cumulative consolidated three-year pre-tax loss, which continued through December 31, 2021. As a result of the initial analysis and the continued quarterly and year-end analyses through December 31, 2021, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs and therefore, we have recorded and maintained a valuation allowance. As of December 31, 2021, this valuation allowance amounts to $417 million, and it reduces the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
We are required under a tax receivable agreement to make cash payments in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to a tax receivable agreement (“TRA”) with each of the members of the the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (“Members” or the “Amneal Group”), dated May 4, 2018. Under the TRA, we will be required to make cash payments to the Members and their permitted transferees equal to 85% of certain tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of redemptions or exchanges of Amneal common units and the corresponding number of shares of Class B Common Stock for Class A Common Stock by the Members and their permitted transferees as set forth in the agreement. We expect that the amount of the cash payments that we will be required to make under the TRA will be significant. Any payments made by us to the Members and their permitted transferees under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.

As discussed in Note 8, Income Taxes we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA and, therefore, reversed the liability under the TRA related to the tax savings we may realize from common units sold or exchanged through December 31, 2019 and continued to record no liability through December 31, 2021. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, we will record liabilities under the TRA of up to an additional $206 million as a result of basis adjustments under Internal Revenue Code Section 754, which will be recorded through charges to our consolidated statement of operations. We reversed the accrued TRA liability of $193 million, which resulted in a gain recorded in other (expense) income, net for the year ended December 31, 2019. As of December 31, 2021, no additional TRA liability has been accrued. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted as results of these matters.

The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Further sales or exchanges occurring subsequent to December 31, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units.
In certain cases, payments under the TRA to the Members or their permitted transferees may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the TRA, then our obligations under the TRA to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.

As a result of the foregoing, we could be required to make payments under the TRA that (i) are greater than the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA and (ii) are based on the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be required to be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.

We will not be reimbursed for any payments made to the Members or their permitted transferees under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine, and the Internal Revenue Service or another tax authority may challenge all or part of the tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially adversely affect a recipient’s rights or obligations (including the amount or timing of payments) under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent of the Members. We will not be reimbursed for any cash payments previously made to the Members or their permitted transferees under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the Members or their permitted transferees are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the Members or their permitted transferees will be netted against any future cash payments that we might otherwise be required to make to Holdings or its permitted transferees under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the Members or their permitted transferees for a number of years following the initial time of such payment. As a result, payments could be made under the TRA in excess of the tax savings that we ultimately realize in respect of the tax attributes with respect to the Members or their permitted transferees.

Risks Related to Our Class A Common Stock

We are controlled by the Amneal Group. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of December 31, 2021, the Amneal Group controlled the majority of the voting power of all of our outstanding shares of common stock. Accordingly, the Amneal Group has substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. This concentrated control could discourage a potential investor from seeking to acquire Class A Common Stock and, as a result, might harm the market price of that Class A Common Stock.

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

In the ordinary course of their business activities, the Amneal Group may engage in activities where their interests conflict with our interests or those of our other stockholders. Our certificate of incorporation provides that the Amneal Group have no duty to refrain from engaging in the same business activities or similar business activities or lines of business in which we operate. The Amneal Group also may pursue business opportunities with any of our clients, customers or vendors. that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

Our charter provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of fiduciary duty owed by any of our current or former director or officer to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law (“DGCL”), our charter or bylaws or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits against us and our current or former directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. The choice of forum provision in our charter will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

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

General Risk Factors

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

Our management or our independent registered public accounting firm may also identify material weaknesses in our internal control over financial reporting in the future. The existence of material weaknesses in internal control may result in current and potential stockholders and alliance and collaboration agreement partners losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreement partners.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Amneal owns or leases numerous properties in domestic and foreign locations. Amneal’s principal properties include manufacturing facilities, R&D laboratories, warehouses, and corporate offices. Our properties are generally used to support the operations of our Generics, Specialty and AvKARE segments.
Our significant properties are as follows:

Property Address	Legal Status	Purpose
Bridgewater, New Jersey	Leased	Executive Office
Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
Glasgow, Kentucky	Leased	Warehouse
Yaphank, New York	Leased	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Piscataway, New Jersey	Leased	Warehouse
Piscataway, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	R&D, manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Warehouse
East Hanover, New Jersey	Leased	Packaging
Bridgewater, New Jersey	Leased	R&D
Bridgewater, New Jersey	Leased	R&D
Yaphank, New York	Leased	Manufacturing, R&D, Quality and Regulatory
Pulaski, Tennessee	Leased	Warehouse and office space
Philadelphia, Pennsylvania	Leased	Warehouse and office space
Fountain Run, Kentucky	Leased	Warehouse and office space
Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
Ahmedabad, Gujarat, India	Owned	Oral Solids Manufacturing and R&D
Ahmedabad, Gujarat, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Ahmedabad, Gujarat, India	Leased	R&D (Injectables), Corporate Office
Ahmedabad, Gujarat, India	Leased	Corporate Office
Ahmedabad, Gujarat, India	Leased	Warehouse
Mahabubnagar, Telangana, India	Leased	Oncology R&D and Manufacturing
Visakhapatam, Apandhra Pradesh, India	Owned	API Manufacturing and R&D
Bharuch, Gujarat, India	Leased	API Manufacturing
Ahmedabad, Gujarat, India	Leased	R&D
Mehsana, Gujarat, India	Owned	Injectables Manufacturing
Ahmedabad, Gujarat, India	Leased	Office space
Ahmedabad, Gujarat, India	Owned	Biologics manufacturing
Ahmedabad, Gujarat, India	Owned	Injectables Manufacturing

Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 21. Commitments and Contingencies and is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The principal market for our Class A Common Stock is the New York Stock Exchange ("NYSE"). Our Class A Common Stock has been traded on the NYSE under the symbol "AMRX" since it began trading on May 7, 2018. According to the records of our transfer agent, we had 171 holders of record of our Class A Common Stock as of February 14, 2022. A substantially greater number of holders of our Class A Common Stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of February 14, 2022, there were 32 record holders of our Class B Common Stock. All of our issued and outstanding Class B Common Stock is held by the Amneal Group.  Our Class B Common Stock is not listed or traded on any stock exchange.
Performance Graph
Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Dow Jones U.S. Pharmaceuticals Index for the period from May 7, 2018, to December 31, 2021, assuming the investment of $100 on May 7, 2018, and the reinvestment of dividends. The Class A Common Stock price performance shown on the graph only reflects the change in our Class A Common Stock price relative to the noted indices and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE RETURN SINCE THE COMBINATION AMONG AMNEAL PHARMACEUTICALS, INC., RUSSELL 2000 INDEX, NEW YORK STOCK EXCHANGE COMPOSITE TOTAL RETURNS AND DOW JONES PHARMACEUTICALS INDEX

Amneal Pharmaceuticals, Inc.
NYSE Composite Total Returns
Russell 2000 Index
DJ US Pharmaceuticals Index
DOLLARS
180
160
140
120
100
80
60
40
20
0
5/7/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021

Dividends
We have never paid cash dividends on any class of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business or to reduce our debt.
Issuer Purchases of Equity Securities
We did not purchase any shares of our Class A Common Stock during the three months ended December 31, 2021.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic and branded specialty pharmaceutical products across a broad array of dosage forms and therapeutic areas. The Company operates principally in the United States, India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). In 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company.

The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.4% of Amneal Common Units and the Company held the remaining 49.6% as of December 31, 2021. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
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
For a discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Results of Operations” and “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K, which discussion is incorporated herein by reference.
Overview
Segments
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
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing CNS disorders, including migraine and Parkinson’s disease. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio also includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and Emverm® (mebendazole) 100 mg chewable tablets, for the treatment of pinworm, whipworm, common roundworm, common hookworm and American hookworm in single or mixed infections. Effective during the three months ended September 2019, the operating results for oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.

For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, the pediatric exclusivity of the AstraZeneca patent licensed to Impax for Zomig® Nasal Spray expired in May 2021 and we lost market exclusivity in the fourth quarter of 2021.
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies.  AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, which service the Department of Defense and Department of Veteran Affairs as well as institutional customers. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter products and medical supplies to institutional customers which are located throughout the United States of America focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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

As a result of the pandemic, we observed lost sales and some supply interruptions during the year ended December 31, 2020 in our New York, New Jersey and India manufacturing plants. Additionally, decreased influenza activity during the year ended December 31, 2021, drove significantly lower sales volumes and increased returns related to Oseltamivir as compared to the prior year.

While manufacturing has resumed to around pre-pandemic levels, we may again experience supply chain constraints during subsequent waves of COVID-19 infections. Although not currently expected, any supply chain disruptions may significantly impact our 2022 results of operations and cash flows. Increasing infection rates and the introduction of new and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, could further disrupt our global supply chains and cause labor shortages, as well as reduce the number of physician visits in general.
To the extent that the pandemic continues or worsens, national, state, local and international governments may impose additional restrictions or extend the restrictions already in place. The worsening of the pandemic and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, supply chains being interrupted or slowed, and rising supply prices. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of products we provide. The potential effects of the pandemic also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.
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
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business experienced an increase in costs due to inflation of approximately $10 million for the year ended December 31, 2021. We expect an inflationary impact of approximately $20 million for the year ending December 31, 2022. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations (in thousands):

	Years Ended December 31,
	2021	2020
Net revenue	$2,093,669	$1,992,523
Cost of goods sold	1,302,004	1,329,551
Cost of goods sold impairment charges	22,692	34,579
Gross profit	768,973	628,393
Selling, general and administrative	365,504	326,727
Research and development	201,847	179,930
In-process research and development impairment charges	710	2,680
Intellectual property legal development expenses	7,716	10,655
Acquisition, transaction-related and integration expenses	8,055	8,988
Charges related to legal matters, net	25,000	5,860
Restructuring and other charges	1,857	2,398
Change in fair value of contingent consideration	200	—
Property losses and associated expenses, net	5,368	—
Operating income	152,716	91,155
Total other expense, net	(121,350)	(126,935)
Income (loss) before income taxes	31,366	(35,780)
Provision for (benefit from) income taxes	11,196	(104,358)
Net income	$20,170	$68,578
Net Revenue
Net revenue for the year ended December 31, 2021 increased by 5%, or $101 million, to $2.1 billion as compared to $2.0 billion for the year ended December 31, 2020.  The increase from the prior year period was attributable to growth in all three segments as follows:
•AvKARE segment revenues for the year ended December 31, 2021 increased $55 million, as compared to the prior year, due to the timing of the acquisition in 2020 and organic growth. We completed the acquisitions of the businesses that comprise our AvKARE segment on January 31, 2020 (the “Rondo Acquisitions”). Refer to Note 3. Acquisitions and Divestitures for additional information.

•Generics segment revenues for the year ended December 31, 2021 increased $23 million, as compared to the prior year, primarily due to new products launched in 2020 and 2021 that contributed net revenue growth of $176 million, as well as volume growth in products launched prior to 2020. This increase was partially offset by a $48 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels that were due to decreased influenza activity during the COVID-19 pandemic, and price erosion.

•Specialty segment revenues for the year ended December 31, 2021 increased $23 million, as compared to the prior year, reflecting growth in our promoted products including Rytary® and Unithroid® of 7% and 24%, respectively, partially offset by declines in Zomig® nasal spray.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, decreased 3%, or $39 million, to $1.32 billion for the year ended December 31, 2021 as compared to $1.36 billion for the year ended December 31, 2020. The decrease in cost of goods sold, including impairment charges, compared to the prior year was primarily attributable to lower impairment charges and gross margin improvement, partially offset by an additional month of expenses from the timing of the Rondo Acquisitions and an increase in revenues. Gross margin improvement compared to the prior year was driven by procurement savings on material costs, better plant utilization, including manufacturing a higher percentage of the Company’s products, and favorable product mix.

Gross profit for the year ended December 31, 2021 was $769 million (37% of net revenue) as compared to gross profit of $628 million (32% of net revenue) for the year ended December 31, 2020. Our gross profit as a percentage of net revenue increased as compared to the prior year primarily as a result of the factors noted above.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2021 were $366 million, as compared to $327 million for the year ended December 31, 2020. The $39 million increase from the prior year was primarily due to an increase in employee compensation, an additional month of expenses from the timing of the Rondo Acquisitions, an increase in indirect taxes, and higher freight costs due to increased volume and rising costs.
Research and Development
Research and development expenses for the year ended December 31, 2021 were $202 million, as compared to $180 million for the year ended December 31, 2020. The $22 million increase compared to the prior year was primarily attributable to $11 million related to the acquisition of Kashiv Specialty Pharmaceuticals, LLC (the “KSP Acquisition”) on April 2, 2021, an increase in in-licensing and upfront milestone payments of $3 million to grow our Specialty pipelines, and increased project spend for ongoing project costs associated with complex generic product candidates. Refer to Note 3. Acquisitions and Divestitures for additional information.

In-Process Research and Development Impairment Charges
We recognized in-process research and development (“IPR&D”) impairment charges of $1 million for the year ended December 31, 2021, as compared to $3 million for the year ended December 31, 2020. The charge for the year ended December 31, 2021 was associated with one product in our Generics segment which experienced a delay in its estimated launch date.
For the year ended December 31, 2020, the impairment charges were associated with four products in our Generics segment, three of which experienced significant price erosion, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of our development partner.

Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. For the year ended December 31, 2021, these expenses were $8 million as compared to $11 million for the year ended December 31, 2020.  The $3 million decrease from the prior year was due to the timing of specific cases. Expenses may vary based upon the number of individual cases and corresponding litigation outstanding in a particular period.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $8 million for the year ended December 31, 2021, as compared to $9 million for the year ended December 31, 2020. For the year ended December 31, 2021, acquisition, transaction-related and integration expenses of $8 million primarily consisted of professional services fees (e.g. legal, investment banking and consulting) associated with the acquisition and integration of Puniska Healthcare Pvt. Ltd. (acquired on November 2, 2021) and the KSP Acquisition, and integration of the Rondo Acquisitions. Refer to Note 3. Acquisitions and Divestitures for additional information.

For the year ended December 31, 2020, acquisition, transaction-related and integration expenses of $9 million primarily consisted of professional services fees associated with the then pending KSP Acquisition, the Rondo Acquisitions, and systems integrations associated with the acquisition of Impax.
Charges Related to Legal Matters, Net
For the year ended December 31, 2021, we recorded charges of $25 million for Corporate commercial legal proceedings and claims.  For the year ended December 31, 2020, we recorded a net charge of $6 million for legal proceedings and claims, primarily related to our Generics segment. For further details, refer to Note 21. Commitments and Contingencies.
Restructuring and Other Charges
We recorded $2 million of restructuring and other charges for each of the years ended December 31, 2021 and 2020. Refer to Note 6. Restructuring and Other Charges for additional information.
Property Losses and Associated Expenses, Net

We recorded net charges for property losses and associated expenses in our Generics segment of $5 million for the year ended December 31, 2021. On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. Operations at these facilities were closed for the majority of September in order to assess the damage, make repairs and restore operations. Although, as a result of the significant recovery effort and sufficient safety stock, we did not incur a material business disruption for the year ended December 31, 2021, we concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, we incurred significant costs to repair both facilities. Accordingly, we recorded $10 million of charges for property losses and associated expenses in our Generics segment for the year ended December 31, 2021.

The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. For the year ended December 31, 2021, insurance recoveries of $5 million associated with property and equipment were received and recorded as a reduction of property losses and associated expenses in our Generics segment. Refer to Note 28. Property Losses and Associated Expenses for additional information.
Other Expense, Net
Other expense, net was $121 million for the year ended December 31, 2021, as compared to $127 million for the year ended December 31, 2020. Overall, the decrease of $6 million from the prior year period was primarily due to a $10 million decline in interest expense due to a reduction in interest rates and a $13 million benefit related to a previously outstanding contingent liability, net of $17 million in year-over-year unfavorable net foreign exchange gains and losses.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes was $11 million and ($104) million for the years ended December 31, 2021 and 2020, respectively. The effective tax rates for the years ended December 31, 2021 and 2020 were 35.7% and 291.7%, respectively.
The benefit from income taxes and effective tax rate for the year ended December 31, 2020 was primarily impacted by a $110 million carryback of U.S. Federal net operating losses under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act was an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. For further details, refer to Note 8. Income Taxes.

Generics
The following table sets forth the results of operations for our Generics segment (in thousands):

	Years Ended December 31,
	2021	2020
Net revenue	$1,366,338	$1,343,210
Cost of goods sold	825,568	894,422
Cost of goods sold impairment charges	22,692	34,579
Gross profit	518,078	414,209
Selling, general and administrative	64,500	56,134
Research and development	158,365	150,068
In-process research and development impairment charges	710	2,680
Intellectual property legal development expenses	7,562	10,647
Acquisition, transaction-related and integration expenses	—	328
Charges related to legal matters, net	—	5,610
Restructuring and other charges	80	(614)
Property losses and associated expenses, net	5,368	—
Operating income	$281,493	$189,356
Net Revenue
Generics net revenue for the year ended December 31, 2021 increased by 2%, or $23 million, to $1.37 billion as compared to $1.34 billion for the year ended December 31, 2020. The increase from the prior year was primarily due to new products launched in 2020 and 2021 that contributed net revenue growth of $176 million, as well as volume growth in products launched prior to 2020. This increase was partially offset by a $48 million decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels that were due to decreased influenza activity during the COVID-19 pandemic, and price erosion.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges decreased 9%, or $81 million, to $848 million for the year ended December 31, 2021 as compared to $929 million for the year ended December 31, 2020. The decrease in cost of goods sold, including impairment charges, was primarily attributable to lower impairment charges of $12 million and operational gross margin improvement due to procurement savings on material costs, better plant utilization, including manufacturing a higher percentage of the Company’s products, and favorable product mix.
Generics gross profit for the year ended December 31, 2021 was $518 million (38% of net revenue) as compared to gross profit of $414 million (31% of net revenue) for the year ended December 31, 2020 as a result of the factors described above.
Selling, General, and Administrative
Generics selling, general and administrative expense for the year ended December 31, 2021 was $65 million, an increase of 15%, or $8 million, as compared to the year ended December 31, 2020. The increase was primarily attributable to increased employee compensation, increased shipping costs and an increase in indirect taxes, partially offset by a reduction in costs to exit redundancies in connection with Company’s integration efforts of recent business acquisitions.
Research and Development
Generics research and development expense for the year ended December 31, 2021 was $158 million, an increase of 6%, or $8 million, as compared to the year ended December 31, 2020.  The increase was primarily related to higher ongoing project costs associated with complex generic product candidates of $7 million.
In-Process Research and Development Impairment Charges
We recognized Generics IPR&D impairment charges of $1 million for the year ended December 31, 2021, as compared to $3 million for the year ended December 31, 2020. The charge for the year ended December 31, 2021 was associated with one product in our Generics segment which experienced a delay in its estimated launch date.
For the year ended December 31, 2020, we recognized IPR&D impairment charges of $3 million associated with four products in our Generics segment, three of which experienced significant price erosion, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of our development partner

Intellectual Property Legal Development Expenses
Generics intellectual property legal development expenses for the year ended December 31, 2021 were $8 million as compared to $11 million for the year ended December 31, 2020.  These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. The $3 million decrease from the prior year was due to the timing of specific cases. Expenses may vary based upon the number of individual cases and corresponding litigation outstanding in a particular period.
Charges Related to Legal Matters, Net
There were no charges related to legal matters in our Generics segment for the year ended December 31, 2021. For the year ended December 31, 2020, we recorded a net charge of $6 million for Generics legal proceedings and claims.  For further details, see Note 21. Commitments and Contingencies.
Property Losses and Associated Expenses, Net

We recorded net charges for property losses and associated expenses of $5 million in our Generics segment for the year ended December 31, 2021. On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. Operations at these facilities were closed for the majority of September in order to assess the damage, make repairs and restore operations. Although, as a result of the significant recovery effort and sufficient safety stock, we did not incur a material business disruption for the year ended December 31, 2021, we concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, we incurred significant costs to repair both facilities. Accordingly, we recorded $10 million of charges for property losses and associated expenses in our Generics segment for the year ended December 31, 2021.

The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. For the year ended December 31, 2021, insurance recoveries of $5 million associated with property and equipment were received and recorded as a reduction of property losses and associated expenses in our Generics segment. Refer to Note 28. Property Losses and Associated Expenses for additional information.
Specialty
The following table sets forth the results of operations for our Specialty segment (in thousands):

	Years Ended December 31,
	2021	2020
Net revenue	$378,319	$355,567
Cost of goods sold	193,562	192,910
Gross profit	184,757	162,657
Selling, general and administrative	84,481	75,917
Research and development	43,482	29,862
Intellectual property legal development expenses	154	8
Acquisition, transaction-related and integration expenses	16	85
Charges related to legal matters, net	—	250
Change in fair value of contingent consideration	200	—
Operating income	$56,424	$56,535
Net Revenue
Specialty net revenue for the year ended December 31, 2021 increased 6%, or $23 million to $378 million as compared to $356 million for the year ended December 31, 2020. The increase reflected growth in our promoted products including Rytary® and Unithroid® of 7% and 24%, respectively, partially offset by declines in Zomig® nasal spray.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the year ended December 31, 2021 increased 0.3%, or $1 million, to $194 million as compared to $193 million for the year ended December 31, 2020.  Specialty gross profit for the year ended December 31, 2021 was $185 million (49% of net revenue) as compared to gross profit of $163 million (46% of net revenue) for the year ended December 31, 2020. The increase in gross profit primarily related to the mix of revenues, including the impact of non-promoted products.

Additionally, the increase in gross margin was due to growth in higher margin products which offset declines in Zomig® nasal spray, which has a higher cost structure than the overall Specialty portfolio.
Selling, General, and Administrative
Specialty selling, general and administrative expense was $84 million for the year ended December 31, 2021, an increase of $9 million or 11% compared to $76 million for the year ended December 31, 2020. The increase was driven by an increase in indirect taxes and payroll-related expenses, primarily attributable to the expansion of our sales force, and an increase in third party spend and promotional efforts as the Company began to resume activities and in-person meetings in the current year.
Research and Development
Specialty research and development expenses for the year ended December 31, 2021 were $43 million, as compared to $30 million for the year ended December 31, 2020. The $13 million increase from the prior year was primarily attributable to $10 million related to the KSP Acquisition on April 2, 2021 (refer to Note 3. Acquisitions and Divestitures for additional information) and an increase in in-licensing and upfront milestone payments of $3 million to grow our Specialty pipeline.
AvKARE
The following table sets forth the results of operations for our AvKARE segment (in thousands):

	Years Ended December, 31
	2021	2020
Net revenue	$349,012	$293,746
Cost of goods sold	282,874	242,219
Gross profit	66,138	51,527
Selling, general and administrative	57,918	58,544
Acquisition, transaction-related and integration expenses	1,422	641
Operating income (loss)	$6,798	$(7,658)

We completed the Rondo Acquisitions on January 31, 2020. Therefore, the results of operations of our AvKARE segment reflect a full year of activity in 2021 as compared to eleven months of activity in 2020. Refer to Note 3. Acquisitions and Divestitures for additional information.
Net Revenue
AvKARE net revenue for the year ended December 31, 2021 increased 19%, or $55 million, to $349 million for the year ended December 31, 2021 from $294 million for the year ended December 31, 2020. The increase in net revenue as compared to the prior year was due to the timing of the Rondo Acquisitions in 2020 and organic growth.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold increased 17%, or $41 million, to $283 million for the year ended December 31, 2021 as compared to $242 million for the year ended December 31, 2020. The increase in cost of goods sold as compared to the prior year was due to the timing of the Rondo Acquisitions in 2020 and organic growth.
AvKARE gross profit for the year ended December 31, 2021 was $66 million (19% of net revenue) as compared to gross profit of $52 million (18% of net revenue) for the year ended December 31, 2020. The increase in gross profit and gross profit percentage over the prior year primarily related to organic growth which more than offset a decrease in less profitable revenues. The increase in gross profit over the prior year was also due to the timing of the Rondo Acquisitions in 2020.
Selling, General, and Administrative
AvKare selling, general and administrative expense for the year ended December 31, 2021 was $58 million as compared to $59 million for the year ended December 31, 2020, as an additional month of expense due to the timing of the Rondo Acquisition and an increase in indirect taxes was offset by a decrease in amortization.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $489 million of available capacity on our revolving credit facility as of December 31, 2021, as defined in Note 17. Debt. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, and acquisitions. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to sources of liquidity, particularly our cash flows from operations, and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
We estimate that we will invest approximately $75 to $85 million during 2022 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
As discussed in Note 3, Acquisitions and Divestitures, we paid $73 million for approximately 74% of the equity interests of Puniska Healthcare Pvt. Ltd. (“Puniska”) on November 2, 2021 and $4 million for land held by one of the sellers during December 2021. We will pay an additional $16 million, which we plan to fund with cash on hand, for the remaining 26% of the equity interests of Puniska and to satisfy a preexisting payable to the sellers, upon approval by the government of India which we expect during the first half of 2022. Also, as discussed in Note 3. Acquisitions and Divestitures, the KSP Acquisition closed on April 2, 2021. In addition to $74 million of cash we paid at closing, we made a payment of $30 million to satisfy deferred consideration, funded with cash on hand, on January 11, 2022. Additionally, as discussed in Note 29. Subsequent Event, we made a payment of $85 million, funded with cash on hand, on February 9, 2022 to acquire the baclofen franchise of certain entities affiliated with Saol International Limited.
Over the next 12 months, we expect to make substantial payments for monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Annually, we are also required to calculate the amount of excess cash flows, as defined in the Term Loan agreement. Based on the results of the excess cash flows calculation for the year ended December 31, 2020, the Company made a $14 million additional principal payment in March 2021. Based on the results of the excess cash flows calculation for the year ended December 31, 2021, no excess cash flows principal payments are due in 2022. Related to our Rondo Term Loan, we made a prepayment of $25 million towards the outstanding principal during the year ended December 31, 2021, in addition to planned principal payments. Refer to Note 17. Debt for additional information.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by the Members. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our class A Common Stock, the price of our class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to December 31, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of December 31, 2021. As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further information, refer to Item 1A. Risk Factors and Note 8. Income Taxes.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we are required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. During the year ended December 31, 2021, we made tax distributions of $53 million to Amneal's members.

At December 31, 2021, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
For a discussion comparing of our cash flows for the fiscal years 2020 to 2019, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.
The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$241,820	$379,001
Investing activities	(194,182)	(317,546)
Financing activities	(138,122)	131,807
Effect of exchange rate changes on cash	102	1,037
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(90,382)	$194,299
Cash Flows from Operating Activities

Net cash provided by operating activities was $242 million for the year ended December 31, 2021 as compared to $379 million for the year ended December 31, 2020.  Excluding the Federal tax refund and related interest of $110 million received in August 2020 (refer to Note 8. Income taxes for additional information), cash provided by operating activities for the year ended December 31, 2021 decreased $27 million as compared to the prior year. The year-over-year decrease was primarily a result of increased rebate payments and other pricing adjustments as well as other working capital movements, which more than offset an increase in net income, excluding the Federal tax refund mentioned above.
Cash Flows from Investing Activities
Net cash used in investing activities was $194 million for the year ended December 31, 2021 compared to $318 million for the year ended December 31, 2020.  The $123 million decrease in net cash used in investing activities for the year ended December 31, 2021 as compared to the prior year was primarily due to $254 million of net cash paid for the Rondo Acquisitions in 2020 as compared to $147 million paid for the Puniska Acquisition and the KSP Acquisition in 2021, and a decrease in purchases of property, plant and equipment in 2021.
Cash Flows from Financing Activities
Net cash provided used in financing activities was $138 million for the year ended December 31, 2021 as compared to net cash provided by financing activities of $132 million for the year ended December 31, 2020.  The $269 million year-over-year change was primarily attributable to net proceeds from the $180 million term loan associated with the Rondo Acquisitions (“Rondo Term Loan”) in 2020, an increase in year-over-year tax distributions made to non-controlling interests of $54 million, and an increase in year-over-year payments on debt, primarily the $25 million prepayment on the Rondo Term Loan and $14 million paid to satisfy the excess cash flow requirements of Amneal’s term loan. Refer to Note 17. Debt for additional information about our indebtedness.

Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2021 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term Loan and other (1)	$2,591,500	$27,624	$54,000	$2,509,876	$—
Interest payments on Term Loan and other (1)	318,720	105,463	183,603	29,654	—
Operating lease obligations (2)	76,238	16,136	31,627	18,763	9,712
Financing lease obligation (3)	120,600	7,492	12,298	10,948	89,862
Rondo Term Loan (4)	139,250	9,000	18,000	112,250	—
Interest payments on Rondo Term Loan (4)	10,411	3,461	6,223	727	—
Kashiv Specialty Pharmaceuticals, LLC acquisition (5)	30,500	30,500	—	—	—
Total	$3,287,219	$199,676	$305,751	$2,682,218	$99,574
(1)A description of our Term Loan, and related debt service and interest requirements is contained in Note 17. Debt. Interest on our Term Loan was calculated based on applicable rates at December 31, 2021, including any impact from our interest rate swap.
(2)Amounts represent future minimum rental payments under non-cancelable leases for certain facilities. A discussion of our operating lease obligations is contained in Note 12. Leases.
(3)Amounts primarily represent future minimum rental payments under non-cancelable financing lease obligation for a production facility in New York. A discussion of our financing lease obligations is contained in Note 12. Leases.
(4)Rondo Term Loan relates to the Rondo Acquisitions. Interest on the Rondo Term Loan was calculated based on the applicable rate at December 31, 2021. A discussion of the Rondo Term Loan, and related debt service and interest requirements is contained in Note 17. Debt.
(5)Amount represents deferred consideration for the acquisition of Kashiv Specialty Pharmaceuticals, LLC, which closed on April 2, 2021. The deferred consideration consists of $30 million, which was paid on January 11, 2022 and $0.5 million which is due on March 10, 2022. Refer to Note 3. Acquisitions and Divestitures for additional information.
The foregoing table does not include milestone payments potentially payable by the Company under its collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 5. Alliance and Collaboration and Note 24. Related Party Transactions. Additionally, the foregoing table does not include $44 million of aggregate principal and the related interest due on the long-term promissory notes. Refer to the section Acquisition Financing – Notes Payable-Related Party in Note 17. Debt for a discussion of this indebtedness.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2021.
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
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. As a result of the Rondo Acquisitions, we added a third reportable segment, AvKARE, to our existing reportable segments, Generics and Specialty.  Our reportable segments are the same as the respective operating segments and reporting units. As of December 31, 2021, $363 million, $160 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. During the fourth quarter of 2021, we tested each of the reporting units for impairment using a quantitative assessment. The determination of fair value in the quantitative assessment required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to: the selection of appropriate peer group companies, the discount rate, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. For more information see Note 15. Goodwill and Other Intangible Assets. There was no impairment of goodwill in any reporting unit for the year ended December 31, 2021.
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
The impairment charges for the year ended December 31, 2021 were primarily related to seven currently marketed products and one IPR&D product. For the currently marketed products, five products experienced significant price erosion during 2021, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins. Of the five currently marketed products that experienced significant price erosion during 2021, Levothyroxine contributed $17.7 million of the $23.4 million in cost of goods sold impairment charges (refer to Note 5. Alliance and Collaboration for additional information about the Company’s Levothyroxine license with JSP). Additionally, the supply agreements for two currently marketed products will be terminated early due to market conditions. The IPR&D charge was associated with one product which experienced a delay in its estimated launch date. Refer to Note 15. Goodwill and Other Intangible Assets for additional information.
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

The fair value measurement of the contingent consideration liabilities was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future sales of the acquired products. The contingent consideration liability is estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to fair value of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined.
For the year ended December 31, 2021, the change in the fair value of contingent consideration was $0.2 million. As of December 31, 2021, contingent consideration of $6 million was accrued in related party payable-long term.
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
As of December 31, 2021, based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs. Accordingly, as of December 31, 2021, this valuation allowance was $417 million and reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
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
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to December 31, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units.

The projection of future taxable income involves significant judgment. Actual taxable income may differ materially from our estimates, which could significantly impact our liabilities under the TRA. As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA; therefore, as of December 31, 2021, we had not recognized the contingent liability under the TRA related to the tax savings we may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amount to approximately $206 million as of December 31, 2021, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2021 or December 31, 2020.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed in Note 17. Debt, we are party to a term loan with a principal amount of $2.7 billion and an asset backed revolving credit facility under which loans and letters of credit up to a principal amount of $489 million are available as of December 31, 2021 (principal amount of up to $25 million is available for letters of credit). The proceeds for any loans made under our asset backed revolving credit facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.
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
While it is difficult to accurately measure the impact of inflation, we estimate our business experienced an increase in costs due to inflation of approximately $10 million for the year ended December 31, 2021. We expect an inflationary impact of approximately $20 million for the year ending December 31, 2022. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
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
At December 31, 2021 and 2020, we had $2.7 billion and $2.8 billion, respectively, of variable rate debt. Our debt as of December 31, 2021 comprised of our Term Loan, with principal outstanding of $2.6 billion, and our Rondo Term Loan, with principal outstanding of $139 million.  We estimated the fair values of the Term Loan and Rondo Term loan using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At both December 31, 2021 and 2020, we estimated the fair value of the Term Loan to be $2.6 billion. We estimated the fair value of the Rondo Term loan to be $139 million and $172 million at December 31, 2021 and 2020, respectively.  A hypothetical 100 basis point increase in market interest rates would potentially reduce the estimated fair value of our Term Loan by approximately $77 million and the Rondo Term Loan by approximately $4 million as of December 31, 2021.
In October 2019, we entered into an interest rate lock agreement for a total notional amount of $1.3 billion whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Term Loan.  At inception and at year end, we assessed hedge effectiveness and determined it to continue to be highly effective.  We also reviewed the credit standing of the counterparty at year end and deemed the counterparties to have the ability to honor their obligations.  The fair value of the variable-to-fixed interest rate swap was a liability of $11 million as of December 31, 2021.  We estimated that a hypothetical 100 basis point increase in the forward one-month LIBOR curve would potentially change the fair value of the variable-to-fixed interest rate swap from a liability of $11 million to an asset of $29 million as of December 31, 2021. We estimated that a hypothetical 100 basis point decrease in the forward one-month LIBOR curve would potentially change the fair value of the variable-to-fixed interest rate swap from a liability of $11 million to a liability of $40 million as of December 31, 2021.
Increases or decreases in interest rates would affect our annual interest expense.  Based on the principal amount of the Term Loan outstanding as of December 31, 2021, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $26 million (before the impact of the interest rate lock agreement discussed above). Based on the principal amount of the Rondo Term Loan outstanding as of December 31, 2021, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $1 million.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements listed in Item 15. Exhibits, Financial Statement Schedules are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this

Annual Report on Form 10-K. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.  Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting

In October 2021, as part of our ongoing efforts to increase efficiencies we implemented new software and updated various business processes related to sales deductions. Except as noted above, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Amneal Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
March 1, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the 2022 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors”, “Our Management”, “Committees of the Board of Directors”, “Audit Committee” and, if included in the 2022 Proxy Statement, “Delinquent Section 16(a) Reports”.
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
Item 11. Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2022 Proxy Statement, which sections are incorporated in this Item 11 by reference: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2022 Proxy Statement, which section is incorporated in this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans.   The following table summarizes information, as of December 31, 2021, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,235,100	(1)	4.17	(2)	17,251,992
Equity compensation plans not approved by security holders	—		—		—
Total	16,235,100		4.17		17,251,992
(1)Equity compensation plans approved by security holders which are included in column (a) of the table are the 2018 Incentive Award Plan (including 3,023,124 shares of Class A Common Stock to be issued upon exercise of outstanding options and 13,183,600 shares of Class A Common Stock to be issued upon vesting and settlement of outstanding RSUs subject to continued employment) and 28,376 of options remaining from the Impax option conversion associated with the acquisition of Impax on May 4, 2018. RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Class A Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of continued employment or service and they are settled for shares of Class A Common Stock on a one-for-one basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in this Item 13 will be included in the following sections in the 2022 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The independent registered public accounting firm is Ernst & Young LLP, Iselin, NJ, PCAOB ID 42 .
The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2022 Proxy Statement, which section is incorporated in this Item 14 by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

Medicaid Rebates

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2021, the Company had $86 million in accrued Medicaid and commercial rebates, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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
To test the allowances for Medicaid rebates, we performed audit procedures that included, among others, evaluating the methodologies used and testing the significant assumptions discussed above. We compared the significant assumptions used by management to historical trends, evaluated the change in the accruals from prior periods, and assessed the historical accuracy of management’s estimates against actual results. We also tested the completeness and accuracy of the underlying data used in the Company’s calculations through third-party invoices, claims data and actual cash payments. In addition, we involved our government pricing subject matter professionals to assist in evaluating management’s methodology and calculations used to measure certain estimated rebates.

Sales Returns

Description of the Matter
As discussed in Note 4 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2021, the Company had $162 million in accrued returns allowance, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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
To test the estimated sales return reserve, we performed audit procedures that included, among others, testing the historical return rate and estimated lag time of returns and verifying the completeness and accuracy of sales data and sales returns data used in calculating the historical return rate and lag time. In addition, we tested the Company’s quarterly analysis of inventory in the distribution channel, analytically reviewed daily sales at period end for unusual activity, performed confirmations with significant distributors regarding contract terms and side arrangements. We also performed direct inquiries with management including the Sales and Legal departments, obtained representations confirming key contract terms at period end from the executive sales representatives, and agreed representations obtained to executed contracts and reserve calculations.

Impairment of Intangible Assets with Finite Lives

Description of the Matter
At December 31, 2021, the Company’s net intangible assets with finite lives were $761 million. As discussed in Notes 2 and 15 to the consolidated financial statements, net intangible assets with finite lives are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.
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

Impairment of Goodwill and Other Indefinite-lived Intangible Assets

Description of the Matter
At December 31, 2021, the Company’s goodwill was $593 million and indefinite-lived intangible assets, consisting of in-process research and development (IPR&D) was $405 million. As discussed in Notes 2 and 15 of the consolidated financial statements, goodwill and IPR&D are tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.
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
Iselin, New Jersey
March 1, 2022

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$2,093,669	$1,992,523	$1,626,373
Cost of goods sold	1,302,004	1,329,551	1,147,214
Cost of goods sold impairment charges	22,692	34,579	126,162
Gross profit	768,973	628,393	352,997
Selling, general and administrative	365,504	326,727	289,598
Research and development	201,847	179,930	188,049
In-process research and development impairment charges	710	2,680	46,619
Intellectual property legal development expenses	7,716	10,655	14,238
Acquisition, transaction-related and integration expenses	8,055	8,988	16,388
Charges related to legal matters, net	25,000	5,860	12,442
Restructuring and other charges	1,857	2,398	34,345
Change in fair value of contingent consideration	200	—	—
Property losses and associated expenses, net	5,368	—	—
Operating income (loss)	152,716	91,155	(248,682)
Other (expense) income:
Interest expense, net	(136,325)	(145,998)	(168,205)
Foreign exchange (loss) gain, net	(355)	16,350	(4,962)
Gain on sale of international businesses	—	123	7,258
Gain from reduction of tax receivable agreement liability	—	—	192,884
Other income, net	15,330	2,590	1,465
Total other (expense) income, net	(121,350)	(126,935)	28,440
Income (loss) before income taxes	31,366	(35,780)	(220,242)
Provision for (benefit from) income taxes	11,196	(104,358)	383,331
Net income (loss)	20,170	68,578	(603,573)
Less: Net (income) loss attributable to non-controlling interests	(9,546)	22,481	241,656
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$10,624	$91,059	$(361,917)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s common stockholders:
Class A and Class B-1 basic	$0.07	$0.62	$(2.74)
Class A and Class B-1 diluted	$0.07	$0.61	$(2.74)

Weighted-average common shares outstanding:
Class A and Class B-1 basic	148,922	147,443	132,106
Class A and Class B-1 diluted	151,821	148,913	132,106
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$20,170	$68,578	$(603,573)
Less: Net (income) loss attributable to non-controlling interests	(9,546)	22,481	241,656
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	10,624	91,059	(361,917)
Other comprehensive income (loss):
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(8,618)	(13,500)	(1,233)
Less: Reclassification of foreign currency translation adjustment included in net loss	—	—	3,413
Foreign currency translation adjustments, net	(8,618)	(13,500)	2,180
Unrealized gain (loss) on cash flow hedge, net of tax	42,430	(70,276)	16,373
Less: Other comprehensive (income) loss attributable to non-controlling interests	(17,095)	42,573	(10,058)
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	16,717	(41,203)	8,495
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$27,341	$49,856	$(353,422)
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$247,790	$341,378
Restricted cash	8,949	5,743
Trade accounts receivable, net	662,583	638,895
Inventories	489,389	490,649
Prepaid expenses and other current assets	110,218	73,467
Related party receivables	1,179	1,407
Total current assets	1,520,108	1,551,539
Property, plant and equipment, net	514,158	477,754
Goodwill	593,017	522,814
Intangible assets, net	1,166,922	1,304,626
Operating lease right-of-use assets	39,899	33,947
Operating lease right-of-use assets - related party	20,471	24,792
Financing lease right-of-use assets	64,475	9,541
Financing lease right-of-use assets - related party	—	58,676
Other assets	20,614	22,344
Total assets	$3,939,664	$4,006,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$583,345	$611,867
Current portion of long-term debt, net	30,614	44,228
Current portion of operating lease liabilities	9,686	6,474
Current portion of operating and financing lease liabilities - related party	2,636	3,978
Current portion of financing lease liabilities	3,101	1,794
Current portion of note payable - related party	—	1,000
Related party payables - short term	47,861	7,561
Total current liabilities	677,243	676,902
Long-term debt, net	2,680,053	2,735,264
Note payable - related party	38,038	36,440
Operating lease liabilities	32,894	30,182
Operating lease liabilities - related party	18,783	23,049
Financing lease liabilities	60,251	2,318
Financing lease liabilities - related party	—	60,193
Related party payable - long term	9,619	1,584
Other long-term liabilities	38,903	83,365
Total long-term liabilities	2,878,541	2,972,395
Commitments and contingencies (Notes 5 & 21)
Redeemable non-controlling interests	16,907	11,804
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both December 31, 2021 and 2020	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2021 and 2020; 149,413 and 147,674 shares issued at December 31, 2021 and 2020, respectively	1,492	1,475
Class B common stock, $0.01 par value, 300,000 shares authorized at both December 31, 2021 and 2020; 152,117 shares issued at both December 31, 2021 and 2020	1,522	1,522
Additional paid-in capital	658,350	628,413
Stockholders’ accumulated deficit	(276,197)	(286,821)
Accumulated other comprehensive loss	(24,827)	(41,318)
Total Amneal Pharmaceuticals, Inc. stockholders’ equity	360,340	303,271
Non-controlling interests	6,633	41,661
Total stockholders’ equity	366,973	344,932
Total liabilities and stockholders’ equity	$3,939,664	$4,006,033
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	10,624	—	2,539	13,163	7,007
Foreign currency translation adjustments	—	—	—	—	—	—	(4,255)	(4,363)	(8,618)
Stock-based compensation	—	—	—	—	28,412	—	—	—	28,412	—
Exercise of stock options	342	3	—	—	901	—	(44)	(7)	853	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,397	14	—	—	624	—	(182)	(3,169)	(2,713)	—
Tax distribution	—	—	—	—	—	—	—	(53,486)	(53,486)	(3,646)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	20,972	21,458	42,430	—
Non-controlling interests from KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Non-controlling interests from Puniska Acquisition	—	—	—	—	—	—	—	—	—	1,742
Balance at December 31, 2021	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income	—	—	—	—	—	91,059	—	(23,268)	67,791	787
Foreign currency translation adjustments	—	—	—	—	—	—	(6,643)	(6,857)	(13,500)	—
Stock-based compensation	—	—	—	—	20,750	—	—	—	20,750	—
Exercise of stock options	117	1	—	—	323	—	(15)	12	321	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	487	4	—	—	268	—	(32)	(1,103)	(863)	—
Tax distribution	—	—	—	—	—	—	—	(2,779)	(2,779)	(458)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(34,560)	(35,716)	(70,276)	—
Distribution of earnings to and acquisition of non-controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Non-controlling interests from Rondo Acquisition	—	—	—	—	—	—	—	—	—	11,475
Balance at December 31, 2020	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Class B-1 Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	115,047	$1,151	171,261	$1,713	12,329	$123	$530,438	$(20,920)	$(7,755)	$391,613	$896,363
Net loss	—	—	—	—	—	—	—	(361,917)	—	(241,656)	(603,573)
Cumulative-effective adjustment from adoption of Topic 842	—	—	—	—	—	—	—	4,957	—	8,604	13,561
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(729)	(504)	(1,233)
Stock-based compensation	—	—	—	—	—	—	21,679	—	—	—	21,679
Exercise of stock options	211	2	—	—	—	—	937	—	(7)	468	1,400
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	339	3	—	—	—	—	54	—	(7)	(1,163)	(1,113)
Redemption of Class B Common Stock	19,144	191	(19,144)	(191)	—	—	53,858	—	(795)	(53,063)	—
Conversion of Class B-1 Common Stock	12,329	123	—	—	(12,329)	(123)	—	—	—	—	—
Tax distribution	—	—	—	—	—	—	—	—	—	(82)	(82)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	—	—	7,764	8,609	16,373
Reclassification of foreign currency translation adjustment included in net loss	—	—	—	—	—	—	—	—	1,461	1,952	3,413
Balance at December 31, 2019	147,070	$1,470	152,117	$1,522	—	$—	$606,966	$(377,880)	$(68)	$114,778	$346,788
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$20,170	$68,578	$(603,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from reduction of tax receivable agreement liability	—	—	(192,884)
Depreciation and amortization	233,406	235,387	207,235
Amortization of Levothyroxine Transition Agreement asset	—	—	36,393
Unrealized foreign currency loss (gain)	175	(16,728)	7,342
Amortization of debt issuance costs	9,203	8,678	6,478
Gain on sale of international businesses, net	—	(123)	(7,258)
Intangible asset impairment charges	23,402	37,259	172,781
Non-cash restructuring and asset-related (benefit) charges	—	(536)	12,459
Deferred tax provision	—	—	371,716
Change in fair value of contingent consideration	200	—	—
Stock-based compensation	28,412	20,750	21,679
Inventory provision	54,660	75,236	82,245
Insurance recoveries for property and equipment losses	(5,000)	—	—
Non-cash property and equipment losses	5,152	—	—
Other operating charges and credits, net	5,633	11,818	7,309
Changes in assets and liabilities:
Trade accounts receivable, net	(23,621)	16,787	(132,726)
Inventories	(49,015)	(113,782)	(20,393)
Prepaid expenses, other current assets and other assets	(21,981)	33,312	38,870
Related party receivables	7,311	412	(939)
Accounts payable, accrued expenses and other liabilities	(43,932)	307	(10,257)
Related party payables	(2,355)	1,646	5,228
Net cash provided by operating activities	241,820	379,001	1,705
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,728)	(56,445)	(47,181)
Acquisition of product rights and licenses	(1,700)	(4,350)	(50,250)
Deposits for future acquisition of property, plant, and equipment	(3,211)	(5,391)	—
Acquisitions, net of cash acquired	(146,543)	(251,360)	—
Proceeds from insurance recoveries for property and equipment losses	5,000	—	43,017
Proceeds from sale of international businesses, net of cash sold	—	—	34,834
Net cash used in investing activities	(194,182)	(317,546)	(19,580)
Cash flows from financing activities:
Payments of deferred financing costs and debt extinguishment costs	—	(4,102)	—
Proceeds from issuance of debt	—	180,000	—
Payments of principal on debt, financing leases and other	(78,086)	(35,933)	(27,000)
Proceeds from exercise of stock options	853	321	1,400
Employee payroll tax withholding on restricted stock unit vesting	(2,664)	(863)	(926)
Distribution of earnings to and acquisition of non-controlling interest	—	(3,300)	(3,543)
Tax distribution to non-controlling interest	(57,132)	(3,237)	(13,494)
Payments of principal on financing lease - related party	(93)	(1,079)	(2,270)
Repayment of related party notes	(1,000)	—	—
Net cash (used in) provided by financing activities	(138,122)	131,807	(45,833)
Effect of foreign exchange rate on cash	102	1,037	(2,249)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(90,382)	194,299	(65,957)
Cash, cash equivalents, and restricted cash - beginning of period	347,121	152,822	218,779
Cash, cash equivalents, and restricted cash - end of period	$256,739	$347,121	$152,822
Cash and cash equivalents - end of period	$247,790	$341,378	$151,197
Restricted cash - end of period	$8,949	$5,743	$1,625
Cash, cash equivalents, and restricted cash - end of period	$256,739	$347,121	$152,822
Supplemental disclosure of cash flow information:
Cash paid for interest	$121,747	$130,186	$158,568
Cash (paid) received for income taxes, net	$(15,558)	$100,141	$10,255
Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$14,162	$36,033	$—
Deferred consideration for acquisition - related party	$30,099	$—	$—
Contingent consideration for acquisition - related party	$5,700	$—	$—
Payable for acquisition of product rights and licenses	$300	$—	$—
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

The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held 50.4% of Amneal Common Units and the Company held the remaining 49.6% as of December 31, 2021.

In 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company.
2. Summary of Significant Accounting Policies
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
Principles of Consolidation
Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and controls its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, contingent liabilities, initial and subsequent valuation of contingent consideration recognized in business combinations, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Revenue Recognition
When assessing its revenue recognition, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies the performance obligation. The Company recognizes revenue when it transfers control of its products to customers, in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those products. For further details on the Company’s revenue recognition policies, refer to Note 4. Revenue Recognition.
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
Contingent consideration
Business acquisitions may include future payments that are contingent upon the occurrence of certain pharmaceutical regulatory milestones or net sales of pharmaceutical products. For acquisitions that are accounted for as a business combination, the obligations for such contingent consideration payments are recorded at fair value on the acquisition date. For contingent milestone payments, the Company uses a probability-weighted income approach utilizing an appropriate discount rate. For contingent tiered royalties on net sales, the Company uses a Monte Carlo simulation model. Contingent consideration liabilities are revalued to fair value at the end of each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in fair value of contingent consideration in the consolidated statements of operations. Refer to Note 3. Acquisitions and Divestitures and Note 19. Fair Value Measurements for additional information.
Foreign Currencies
The Company has operations in the U.S., India, Ireland, and other foreign jurisdictions.  Generally, the Company’s foreign operating subsidiaries’ functional currency is the local currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Translation adjustments are included in accumulated other comprehensive loss and non-controlling interests in the consolidated balance sheets and are included in comprehensive income (loss). Transaction gains and losses are included in net income (loss) in the Company’s consolidated statements of operations as a component of foreign exchange (loss) gain, net. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive income (loss) and non-controlling interests, and comprehensive income (loss).
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of three months or less. A portion of the Company’s cash flows are derived outside the U.S. As a result, the Company is subject to market risk associated with changes in foreign exchange rates. The Company maintains cash balances at both U.S.-based and international-based commercial banks. At various times during the year, cash balances in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation.
Restricted Cash
At December 31, 2021 and 2020, respectively, the Company had restricted cash balances of $9 million and $6 million in its bank accounts primarily related to the purchase of certain land and equipment in India.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. The Company does not require collateral to secure amounts owed to it by its customers.
Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company consider various factors, including its previous loss history, individual credit risk associated to each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.
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
Leases
All significant lease arrangements are recognized as right-of-use (“ROU”) assets and lease liabilities at lease commencement. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate, which is assessed quarterly.
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
In-Process Research and Development
The fair value of in-process research and development (“IPR&D”) acquired in a business combination is determined based on the present value of each research project’s projected cash flows using an income approach. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying marketability. In determining the fair value of each research project, expected cash flows are adjusted for certain risks of completion, including technical and regulatory risk.
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
All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value.  For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss, net of income taxes and subsequently amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows.  Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item.
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
Shipping Costs
The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $18 million, $17 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
3. Acquisitions and Divestitures
Acquisitions
Puniska Healthcare Pvt. Ltd.
On November 2, 2021, the Company entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India, and land in a transaction valued at $93 million (the "Puniska Acquisition"). Upon execution of the agreement, the Company paid $73 million with cash on hand for approximately 74% of the equity interests of Puniska. Upon approval of the transaction by the government of India, the Company will pay with cash on hand an additional $2 million for the remaining 26% of the equity interests of Puniska (included in redeemable non-controlling interests in the Company’s consolidated balance sheet as of December 31, 2021) and $14 million for the satisfaction of a preexisting payable to the sellers (included in related party payables-short term in the Company’s consolidated balance sheet as of December 31, 2021). The Company expects approval from the government of India in the first half of 2022. During December 2021, the Company paid $4 million with cash on hand for land associated with the Puniska Acquisition.
For the year ended December 31, 2021, the Company incurred $1 million in transaction costs associated with the Puniska Acquisition, which were recorded in acquisition, transaction-related and integration expenses.
The Puniska Acquisition, excluding the land acquired in December 2021, was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer. The preliminary purchase price was calculated as follows (in thousands):

Cash (1)	$72,880
Payable to sellers (2)	14,162
Fair value of consideration transferred	$87,042
(1)Cash includes the payment made upon execution of the agreement.
(2)Due to the short-term nature of the payable to the sellers, the principal amount approximates fair value.

The following is a summary of the preliminary purchase price allocation for the Puniska Acquisition (in thousands):

Fair Values as of November 1, 2021
Cash	$165
Trade accounts receivable, net	232
Inventories	1,092
Prepaid expenses and other current assets	4,473
Property, plant and equipment	56,498
Goodwill	27,016
Operating lease-right-of-use assets	234
Other assets	1,303
Total assets acquired	91,013
Accounts payable and accrued expenses	1,732
Operating lease liabilities	234
Other long-term liabilities	263
Total liabilities assumed	2,229
Redeemable non-controlling interests	1,742
Fair value of consideration transferred	$87,042
Goodwill is calculated as the excess of the consideration transferred and fair value of the redeemable non-controlling interests over the net assets recognized. All of the goodwill acquired in connection with the Puniska Acquisition was allocated to the Company’s Generics segment.
From the acquisition date of November 2, 2021 to December 31, 2021, the Puniska Acquisition contributed an operating loss of $2 million.
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
On April 2, 2021, the Company completed the KSP Acquisition.  Under the terms of the transaction, the cash portion of the consideration was $104 million, comprised of a purchase price of $100 million (including initial and deferred consideration) and a working capital adjustment of $4 million.  The cash purchase price was funded by cash on hand. For further detail of the purchase price, refer to the table below.
For the year ended December 31, 2021, the Company incurred $3 million in transaction costs associated with the KSP Acquisition, which were recorded in acquisition, transaction-related and integration expenses.

The KSP Acquisition was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer.

The purchase price was calculated as follows (in thousands):

Cash, including working capital payments	$74,440
Deferred consideration (1)	30,099
Contingent consideration (regulatory milestones) (2)	500
Contingent consideration (royalties) (2)	5,200
Settlement of Amneal trade accounts payable due to KSP (3)	(7,117)
Fair value of consideration transferred	$103,122

(1)The deferred consideration is stated at the fair value estimate of $30.1 million, which is the $30.5 million contractually stated amount less a $0.4 million discount. The deferred consideration consists of $30 million which was paid on January 11, 2022 and $0.5 million which is due on March 10, 2022. As the deferred consideration is non-interest bearing, the Company, using guideline companies and market borrowings with comparable risk profiles, discounted the deferred consideration at 1.7% over the period from April 2, 2021 to the maturity dates, for a fair value of $30.1 million on the date of acquisition. This discount will be amortized to interest expense over the life of the deferred consideration utilizing the effective interest rate method.
(2)Kashiv is eligible to receive up to an additional $8 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the amount of aggregate annual net sales for certain future pharmaceutical products. The estimated fair value of contingent consideration on the acquisition date was $6 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, probability of achievement of milestones, projected year of payments and expected net product sales. Refer to Note 19. Fair Value Measurements, for additional information on the methodology and determination of this liability.
(3)Represents trade accounts payable due to KSP that were effectively settled upon closing of the KSP Acquisition.
The following is a summary of the purchase price allocation for the KSP Acquisition (in thousands):

Final Fair Values as of April 2, 2021
Cash	$112
Restricted cash	500
Prepaid expenses and other current assets	381
Property, plant and equipment	5,375
Goodwill	43,530
Intangible assets	56,400
Operating lease right-of-use assets	9,367
Total assets acquired	115,665
Accounts payable and accrued expenses	1,239
Operating lease liability	9,177
Related party payable	127
Total liabilities assumed	10,543
Non-controlling interests	2,000
Fair value of consideration transferred	$103,122
Total acquired intangible assets of $56 million were comprised of marketed product rights of $29 million and in-process research and development (“IPR&D”) of $27 million.

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
From the acquisition date of April 2, 2021, to December 31, 2021, the KSP Acquisition contributed an operating loss to the Company’s consolidated statements of operations of $21 million, which included approximately $6 million of amortization expense from intangible assets acquired in the KSP Acquisition. Offsetting the operating loss was a reduction of third-party consulting services and the elimination of royalties due to KSP.
AvKARE and R&S Acquisitions
On December 10, 2019, the Company, through its investment in Rondo Partners, LLC (“Rondo”), entered into an equity purchase agreement (“Rondo Equity Purchase Agreement”) and an operating agreement to acquire a 65.1% controlling financing interest in both AvKARE Inc., a Tennessee corporation, and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively the “Rondo Acquisitions”).  Prior to closing, AvKARE, Inc. converted to a limited liability company, AvKARE, LLC. AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
On January 31, 2020, the Company completed the Rondo Acquisitions. The purchase price of $294 million included cash of $254 million, the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44 million (estimated fair value of $35 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1 million to the sellers. The cash purchase price was funded by $76 million of cash on hand and debt of $178 million of proceeds from a $180 million term loan.  The remaining $2 million consisted of working capital costs. The Company is not party to or a guarantor of the term loan, the Sellers Notes or the Short-Term Seller Note. (Refer to Note 17. Debt).  For further details of the purchase price, refer to the table below.
For the year ended December 31, 2020, the Company incurred $1 million in transaction costs associated with the Rondo Acquisitions, which was recorded in acquisition, transaction-related and integration expenses (none in 2020 and 2019).
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
(2)Represents trade accounts receivable from R&S that was effectively settled upon closing of the Rondo Acquisitions.
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
Of the $104 million of goodwill acquired in connection with the Rondo Acquisitions, approximately $70 million was allocated to the Company’s AvKARE segment and approximately $34 million was allocated to the Generics segment (refer to Note 26. Segment Information).  Goodwill was allocated to the Generics segment as net revenue of products manufactured by Amneal and distributed by the Rondo Acquisitions is reflected in Generics’ segment results. Goodwill is calculated as the excess of the fair value of the consideration transferred and the fair value of the redeemable non-controlling interests over the fair value of the net assets recognized. Factors that contributed to the recognition of goodwill include Amneal’s intent to diversify its business and open growth opportunities in the large, complex and growing federal healthcare market.
From the acquisition date of January 31, 2020 to December 31, 2020, the Rondo Acquisitions contributed total net revenue of approximately $311 million and operating income of $4 million, which included approximately $32 million of amortization expense from intangible assets acquired in the Rondo Acquisitions, to the Company’s consolidated statements of operations.

Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the years ended December 31, 2021 and 2020 (assuming the closing of the Rondo Acquisitions occurred on January 1, 2019 and the closing of the KSP Acquisition occurred on January 1, 2020) are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net revenue	$2,093,861	$2,023,609
Net income	$22,523	$54,083
Net income attributable to Amneal Pharmaceuticals, Inc.	$11,802	$80,643
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
Divestitures
UK Divestiture
On March 30, 2019, the Company sold 100% of the stock of its Creo Pharma Holding Limited subsidiary, which comprised substantially all of the Company's operations in the United Kingdom, to AI Sirona (Luxembourg) Acquisition S.a.r.l (“AI Sirona”) for net cash consideration of approximately $32 million which was received in April 2019. The carrying value of the net assets sold was $22 million, including intangible assets of $7 million and goodwill of $5 million. As a result of the sale, the Company recognized a pre-tax gain of $9 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses of $3 million, within gain on sale of international businesses for the year ended December 31, 2019. For the year ended December 31, 2020, the Company made a $0.5 million payment to AI Sirona, and recognized a $0.1 million gain within sale of international businesses for final settlement of the divestiture. As part of the disposition, the Company entered into a supply and license agreement with AI Sirona to supply certain products for a period of up to two years.
Germany Divestiture
On May 3, 2019, the Company sold 100% of the stock of its Amneal Deutschland GmbH subsidiary, which comprised substantially all of the Company's operations in Germany, to EVER Pharma Holding Ges.m.b.H. (“EVER”) for net cash consideration of approximately $3 million which was received in May 2019. The carrying value of the net assets sold was $7 million, including goodwill of $0.5 million. As a result of the sale, the Company recognized a pre-tax loss of $2 million, inclusive of transaction costs and the recognition of accumulated foreign currency translation adjustment losses, within gain on sale of international businesses for the year ended December 31, 2019. As part of the disposition, the Company also entered into a license and supply agreement with EVER to supply certain products for an 18-month period.
Acquisition, Transaction-Related and Integration Expenses
For the year ended December 31, 2021, acquisition, transaction-related and integration expenses of $8 million primarily consisted of professional services fees (e.g. legal, investment banking and consulting) associated with the Puniska Acquisition, the KSP Acquisition, and the Rondo Acquisitions.
For the year ended December 31, 2020, acquisition, transaction-related and integration expenses of $9 million primarily consisted of professional services fees associated with the then pending KSP Acquisition, the Rondo Acquisitions, and systems integrations associated with the acquisition of Impax.
For the year ended December 31, 2019, acquisition, transaction-related and integration expenses of $16 million primarily consisted of integration costs associated with the acquisition of Impax.

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

Concentration of Revenue
The following table summarizes the percentages of net revenues from each of the Company's customers which individually accounted for 10% or more of its net revenues:

	For the year ended December 31,
	2021	2020	2019
Customer A	24%	23%	20%
Customer B	21%	23%	26%
Customer C	20%	17%	19%
Disaggregated Revenue
The Company's significant therapeutic classes for each of its reportable segments, as determined based on net revenue for each of the years ended December 31, 2021, 2020 and 2019 are set forth below (in thousands):

		Year ended December 31,
		2021	2020	2019
Generics
	Anti-Infective	$30,501	$40,381	$36,320
	Hormonal/Allergy	427,077	355,581	364,658
	Antiviral (1)	4,832	25,724	27,488
	Central Nervous System (2)	381,110	422,405	423,416
	Cardiovascular System	141,866	114,226	117,065
	Gastroenterology	76,497	78,165	42,783
	Oncology	103,327	61,113	62,721
	Metabolic Disease/Endocrine	38,462	45,004	55,786
	Respiratory	35,965	37,389	34,920
	Dermatology	55,474	58,168	60,186
	Other therapeutic classes	69,928	102,721	60,041
	International and other	1,299	2,333	23,459
	Total Generics net revenue	1,366,338	1,343,210	1,308,843
Specialty
	Hormonal/Allergy	68,397	54,631	45,547
	Central Nervous System (2)	277,196	285,737	235,846
	Gastroenterology	78	1,597	4,223
	Metabolic Disease/Endocrine	50	646	894
	Other therapeutic classes	32,598	12,956	31,020
	Total Specialty net revenue	378,319	355,567	317,530
AvKARE (3)
	Distribution	192,921	161,673	—
	Government Label	118,379	104,054	—
	Institutional	25,176	18,546	—
	Other	12,536	9,473	—
	Total AvKARE net revenue	349,012	293,746	—
	Total net revenue	$2,093,669	$1,992,523	$1,626,373
(1)Antiviral net revenue for the year ended December 31, 2021 decreased from the prior year, primarily due to a decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels as a result of decreased influenza activity during the COVID-19 pandemic.

(2)During the three months ended September 30, 2019, net revenue and operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.
(3)The AvKARE segment consists of the businesses acquired in the Rondo Acquisitions on January 31, 2020. Net revenue for the year ended December 31, 2020 represents eleven months of activity.
A rollforward of the major categories of sales-related deductions for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at January 1, 2019	$829,596	$36,157	$154,503	$74,202
Provision related to sales recorded in the period	4,628,084	136,005	104,664	202,635
Credits/payments issued during the period	(4,627,873)	(137,854)	(108,806)	(161,877)
Balance at December 31, 2019	829,807	34,308	150,361	114,960
Impact from the Rondo Acquisitions	12,444	944	11,606	10
Provision related to sales recorded in the period	3,930,682	118,525	110,556	133,748
Credits/payments issued during the period	(4,144,129)	(131,087)	(97,539)	(117,630)
Balance at December 31, 2020	628,804	22,690	174,984	131,088
Provision related to sales recorded in the period	3,164,331	107,810	105,127	137,452
Credits/payments issued during the period	(3,289,233)	(106,858)	(118,133)	(182,803)
Balance at December 31, 2021	$503,902	$23,642	$161,978	$85,737

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
Levothyroxine License and Supply Agreement; Transition Agreement
On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”) for levothyroxine sodium tablets (“Levothyroxine”). This agreement designated the Company as JSP's exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Under this license and supply agreement with JSP, the Company accrued the up-front license payment of $50 million on March 22, 2019, which was paid in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.
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
In accordance with the terms of the Transition Agreement, the Company made $47 million of non-refundable payments to Lannett in November 2018. For the year ended December 31, 2019, $37 million, was expensed to costs of goods sold, as the company sold Levothyroxine.
Additionally, during the year ended December 31, 2019, the Company recorded $1 million in cost of sales related to reimbursement due to Lannett for certain of its unsold inventory at the end of the Transition Period, which was fully settled in March 2020.

As a result of significant price erosion associated with the Levothyroxine products licensed from JSP, the Company recorded a $17.7 million cost of goods sold impairment charge for the year ended December 31, 2021 to recognize an impairment on the entire unamortized balance of the up-front license payment (refer to Note 15. Goodwill and Other Intangible Assets for additional information).
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. The Company will be the exclusive partner in the U.S. market. The Company will pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78 million. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $12 million, $5 million, and $5 million, respectively, of milestones in research and development expenses, respectively, related to the agreement.
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
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. The pediatric exclusivity of the AstraZeneca patent licensed to Impax for Zomig Spray expired in May 2021 and the Company lost market exclusivity in the fourth quarter of 2021. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig ® products under the AZ Agreement was reduced by certain specified amounts beginning from the quarter ended June 30, 2016 through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company recorded cost of goods sold for royalties under this agreement of $13 million, $17 million, and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 24. Related Party Transactions.
6. Restructuring and Other Charges
In 2018, in connection with the acquisition of Impax, the Company committed to a restructuring plan to achieve cost savings. The Company expected to integrate its operations and reduce its combined cost structure through workforce reductions that eliminated duplicative positions and consolidated certain administrative, manufacturing and research and development facilities. In connection with this plan, the Company announced on May 10, 2018 that it intended to close its Hayward, California-based operations.
On July 10, 2019, the Company announced a plan to restructure its operations that is intended to reduce costs and optimize its organizational and manufacturing infrastructure. Pursuant to the restructuring plan as revised, the Company expects to reduce its headcount over the course of this multi-year program by approximately 300 to 350 employees through September 30, 2022, primarily by ceasing to manufacture at its facility located in Hauppauge, NY. Through December 31, 2021, the Company reduced headcount by 280 employees under this plan. Other cash expenditures associated with this restructuring plan, including decommissioning and dismantling the sites and other third party costs cannot be estimated at this time.
The following table sets forth the components of the Company's employee and asset-related restructuring charges (credit) and other employee severance charges for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Employee restructuring separation charges (credit) (1)	$425	$(119)	$11,121
Asset-related (credit) charges (2)	—	(536)	12,459
Total employee and asset-related restructuring charges (credit)	425	(655)	23,580
Other employee severance charges (3)	1,432	3,053	10,765
Total restructuring and other charges	$1,857	$2,398	$34,345
(1)Employee restructuring separation charges (credit) were associated with benefits provided pursuant to the Company's severance programs for employees impacted by the plans at the Company's Hauppauge, NY, Hayward, CA and other facilities.
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
(3)For the years ended December 31, 2021, 2020 and 2019, other employee severance charges were primarily associated with the cost of benefits for former executives and employees.
The charges (credit) related to restructuring impacted segment earnings as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Generics	$—	$(655)	$20,101
Specialty	—	—	391
Corporate	425	—	3,088
Total employee and asset-related restructuring (credit) charges	$425	$(655)	$23,580
The following table shows the change in the employee separation-related liability, included in accounts payable and accrued expenses, associated with the plan to cease manufacturing at its facility located in Hauppauge, NY (in thousands):

Employee Restructuring
Balance at December 31, 2020	$1,592
Expense	425
Payments	—
Balance at December 31, 2021	$2,017

As of December 31, 2021 and 2020, there were no remaining employee separation liabilities associated with the restructuring plan to close the Company’s Hayward, California-based operations.

7. Government Grants

In November 2021, Amneal Pharmaceuticals Private Limited, a subsidiary of the Company in India, was selected as one of 55 companies to participate in the Production Linked Incentive Scheme for the Pharmaceutical sector (“PLI Scheme”). The Government of India established the PLI Scheme to make India’s domestic manufacturing more globally competitive and to create global champions within the pharmaceutical sector by encouraging investment and product diversification with a focus on manufacturing complex and high value goods.

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $134 million (based on conversion rates as of December 31, 2021), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments; and (ii) a minimum percentage growth in sales of eligible products. The Company will recognize the related grant incentives in the consolidated statements of operations on a systematic basis over the term of the grant starting in 2022.

8. Income Taxes
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
The Company recorded a deferred tax asset for its outside basis difference in its investment in Amneal on May 4, 2018.  The Company recorded a deferred tax asset related to the net operating loss of Impax from January 1, 2018 through May 4, 2018 as well as certain federal and state credits and interest carryforwards of Impax that were attributable to the Company.
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
The Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has continued to estimate that it has generated a cumulative consolidated three year pre-tax loss through December 31, 2021. As a result of the analysis through December 31, 2021, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2021, this valuation allowance was $417 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
In connection with the acquisition of Impax, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $193 million, which resulted in a gain recorded in other (expense) income, net for the year ended December 31, 2019. As of December 31, 2021, no additional TRA liability has been accrued.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for the Company's Class A Common Stock, the price of the Company's Class A Common Stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to December 31, 2021 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206 million contingent liability as of December 31, 2021 described below. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized.

As noted above, the Company has determined it is more-likely-than-not we will be unable to utilize all of its DTAs subject to TRA; therefore, as of December 31, 2021, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, these TRA liabilities (which amounted to approximately $206 million at December 31, 2021, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. As a result of the CARES Act, the Company carried back approximately $345 million in NOLs generated in 2018 to prior taxable income years. In carrying back the 2018 loss to an earlier year, the Company is able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%. Accordingly, the Company recorded a discrete income tax benefit of $110 million for the year ended December 31, 2020. During July 2020, the Company received a cash refund for $106 million of the $110 million NOL carryback, plus interest of approximately $4 million, with an additional $2 million received in February of 2021. The remainder of the NOL carryback is expected to be received before December 31, 2022.

For the years ended December 31, 2021, 2020 and 2019 the Company's provision for (benefit from) income taxes and effective tax rates were $11 million and 35.7%, $(104) million and 291.7%, and $383 million and 174%, respectively.

The change in income taxes for the year ended December 31, 2021 compared to the prior year was primarily associated with the $110 million benefit from the carryback of U.S. Federal DTAs under the CARES Act for the year ended December 31, 2020 described above. The change in income taxes for the year ended December 31, 2020 compared to the prior year was primarily due to the provision to record the valuation allowance against the Company’s DTAs.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is currently under income tax audit by IRS for the 2018 tax return, the year when the Company filed the CARES Act carryback. Impax's federal tax filings for the 2015, 2016 and 2017 tax years are currently under audit, and the IRS statute of limitations has been extended for these Impax federal tax returns until 2023. If there were adjustments to the attributes of Impax for any of the 2015, 2016 or 2017 tax years, they could impact the carryforward losses at the Company, which is the successor in interest to Impax. The Amneal partnership was audited for the tax year ended December 31, 2015 without any adjustments to taxable income. Income tax returns are generally subject to examination for a period of three years in the U.S. However, Impax’s 2013 and 2014 tax years remain open to adjustment to the extent of the 2018 NOL carryback as described above. Neither the Company nor any of its other affiliates is currently under audit for state income tax.
The components of the Company's income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$(10,540)	$(99,966)	$(291,608)
International	41,906	64,186	71,366
Total income (loss) before income taxes	$31,366	$(35,780)	$(220,242)
The provision for (benefit from) income taxes was comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Domestic	$1,311	$(113,754)	$(2,760)
Foreign	9,885	9,396	14,375
Total current income tax	11,196	(104,358)	11,615
Deferred:
Domestic	—	—	365,546
Foreign	—	—	6,170
Total deferred income tax	—	—	371,716
Total provision for (benefit from) income tax	$11,196	$(104,358)	$383,331
The effective tax rate was as follows:

	Years Ended December 31,
	2021	2020	2019
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	4.2	(2.0)	(15.1)
Income not subject to tax (losses for which no benefit has been recognized)	6.4	(29.8)	(25.8)
Foreign rate differential	17.3	(7.1)	(5.5)
Permanent book/tax differences	4.8	—	—
TRA revaluation	—	—	18.4
CARES Act	—	139.9	—
Valuation allowance	(13.5)	163.2	(168.2)
Other	(4.5)	6.5	1.2
Effective income tax rate	35.7%	291.7%	(174.0)%

The change in effective income tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the benefit to record the NOL carryback resulting from the CARES Act.

The change in effective income tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the benefit to record the NOL carryback resulting from the CARES Act in 2020, and the provision to record the valuation allowance against the Company’s DTAs in 2019.
The following table summarizes the changes in the Company's valuation allowance on deferred tax assets (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at the beginning of the period	$422,812	$470,193	$41,235
(Decrease) increase due to net operating losses and temporary differences	(10,828)	(54,971)	424,692
Increase due to stock-based compensation	5,513	—	—
Increase (decrease) recorded against additional paid-in capital	2,842	(1,631)	4,266
(Decrease) increase recorded against other comprehensive income	(3,751)	9,221	—
Balance at the end of the period	$416,588	$422,812	$470,193

At December 31, 2021, the Company had approximately $107 million of foreign net operating loss carry forwards.  These net operating loss carry forwards will partially expire, if unused, between 2029 and 2030.  At December 31, 2021, the Company had approximately $227 million of federal and $172 million of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely, and the majority of the state net operating losses will expire, if unused, between 2035 and 2041.  At December 31, 2021, the Company had approximately $12 million of federal R&D credit carry forwards and $10 million of state R&D credit carry forwards.  The majority of the federal R&D credit carry forwards will expire if unused, between 2034 and 2041 and the majority of state credits can be carried forward indefinitely.
The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Partnership interest in Amneal	$200,872	$212,402
Projected imputed interest on TRA	25,615	25,539
Net operating loss carryforward	73,861	77,255
IRC Section 163(j) interest carryforward	46,407	45,425
Capitalized costs	1,300	1,502
Accrued expenses	498	410
Stock-based compensation	5,513	—
Intangible assets	28,380	28,400
Tax credits and other	34,142	31,879
Total deferred tax assets	416,588	422,812
Valuation allowance	(416,588)	(422,812)
Net deferred tax assets	$—	$—
The Company updated its analysis with respect to stock-based compensation. Accordingly, the Company recorded a deferred tax asset for its allocable share of stock-based compensation cost that would ordinarily result in future tax deductions when the compensation vests. As stock options are exercised, the deferred tax asset recorded is reversed, and generally a current tax benefit is taken unless it would create additional net operating losses, which would then be evaluated for the potential need for a valuation allowance.
The Company's Indian subsidiaries are primarily export-oriented and in some cases are eligible for certain limited income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Amneal’s SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2028 to 2030. Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.9%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternate Tax (MAT), at the rate of 21.5%.  The Company established a full valuation allowance against its deferred tax assets in India due to its reliance on intercompany sales for U.S. distribution.  For the years ended December 31, 2021, 2020 and 2019, the effect of income tax holidays granted by the Indian government reduced the overall provision for income taxes/ increased the benefit from income taxes and increased net income/ decreased net loss by approximately $3 million, $3 million, and $4 million, respectively.
The Company accounts for income tax contingencies using the benefit recognition model. The Company will recognize a benefit if a tax position is more likely than not to be sustained upon audit, based solely on the technical merits. The benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The amount of unrecognized tax benefits at December 31, 2021, 2020, and 2019, was $5 million, $5 million and $6 million, respectively, of which $5 million, $5 million and $6 million would impact the Company’s effective tax rate if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in provision for (benefit from) income taxes. Net interest expense (benefit) related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 was $0.1 million $(0.3) million, and $0.4 million, respectively. Accrued interest expense as of December 31, 2021, 2020, and 2019 was $0.8 million, $0.8 million, and $1.0 million, respectively. Income tax penalties are included in provision for (benefit from) income taxes. Accrued tax penalties as of December 31, 2021, 2020 and 2019 were immaterial.

A rollforward of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at the beginning of the period	$5,368	$6,176	$7,206
Gross change for current period positions	131	125	83
Gross change for prior period positions	(10)	443	(732)
Decrease due to settlements and payments	—	(1,376)	(381)
Unrecognized tax benefits at the end of the period	$5,489	$5,368	$6,176
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
Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $93 million of undistributed earnings of foreign subsidiaries as at December 31, 2021. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock and Class B-1 Common Stock (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$10,624	$91,059	$(361,917)

Denominator:
Weighted-average shares outstanding - basic (1)	148,922	147,443	132,106
Effect of dilutive securities
Stock options	767	348	—
Restricted stock units	2,132	1,122	—
Weighted-average shares outstanding - diluted	151,821	148,913	132,106
Net earnings (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s common stockholders:
Class A and Class B-1 basic	$0.07	$0.62	$(2.74)
Class A and Class B-1 diluted	$0.07	$0.61	$(2.74)

(1)During the year ended December 31, 2019, pursuant to the Company's certificate of incorporation, the Company converted all 12.3 million of its issued and outstanding shares of Class B-1 Common Stock to Class A Common Stock and such shares of Class B-1 Common Stock have been retired and may not be reissued by the Company. The weighted-average shares for the years ended December 31, 2021 and December 31, 2020 do not include Class B-1 Common Stock.
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

	Years Ended December 31,
	2021	2020	2019
Stock options (1)(4)	347	671	6,177
Restricted stock units (4)	—	—	2,478
Performance stock units (2)(4)	5,055	2,973	159
Shares of Class B Common Stock (3)	152,117	152,117	152,117
(1)Excluded from the computation of diluted earnings per share of Class A Common Stock for the years ended December 31, 2021 and December 31, 2020 because the exercise price of the stock options exceeded the average market price of the Class A Common Stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A Common Stock for the years ended December 31, 2021 and December 31, 2020 because the performance vesting conditions were not met.
(3)Shares of Class B Common Stock are considered potentially dilutive shares of Class A and Class B-1 Common Stock. Shares of Class B Common Stock have been excluded from the computations of diluted earnings (loss) per share of Class A and Class B-1 Common Stock for each of the years ended December 31, 2021, 2020 and 2019 because the effect of their inclusion would have been anti-dilutive under the if-converted method. As noted above, the weighted-average shares for the year ended December 31, 2021 do not include Class B-1 Common Stock.
(4)Excluded from the computation of diluted loss per share of Class A Common Stock and Class B-1 Common Stock for the years ended December 31, 2019 because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the year ended December 31, 2019. As noted above, the weighted-average shares for the years ended December 31, 2021 and 2020 do not include Class B-1 Common Stock.
10. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Gross accounts receivable	$1,191,792	$1,291,785
Allowance for credit losses	(1,665)	(1,396)
Contract charge-backs and sales volume allowances	(503,902)	(628,804)
Cash discount allowances	(23,642)	(22,690)
Subtotal	(529,209)	(652,890)
Trade accounts receivable, net	$662,583	$638,895
Receivables from customers representing 10% or more of the Company’s net trade accounts receivable reflected three customers at December 31, 2021, equal to 37%, 25%, and 24%, of receivables, respectively. Receivables from customers representing 10% or more of the Company’s net trade accounts receivable reflected three customers at December 31, 2020, equal to 39%, 26%, and 20%, of receivables, respectively.

11. Inventories
Inventories are comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$214,508	$209,180
Work in process	47,802	40,937
Finished goods	227,079	240,532
Total inventories	$489,389	$490,649
12. Leases
The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, research and development facilities, and land. The Company's leases have remaining lease terms of 1 year to 23 years (excluding international land easements with remaining terms of 29 - 98 years).  Rent expense for the years ended December 31, 2021, 2020 and 2019 was $20 million, $26 million, and $26 million, respectively.
During the year ended December 31, 2020 and 2019, the Company recorded $1 million and $2 million, respectively, in impairment charges associated operating lease right-of-use assets. For the year ended December 31, 2020, the impairment charge was associated with the closure of the Company’s Blue Bell, PA facility. For the year ended December 31, 2019, the impairment charges were primarily associated with the Company’s Hauppauge, NY facility because the Company’s forecasts did not support recoverability of the assets. There were no impairments of operating lease right-of-use assets for the year ended December 31, 2021. For further details, see Note 6. Restructuring and Other Charges.
The components of total lease costs were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost (1)	$15,057	$21,664	22,544
Finance lease cost:
Amortization of right-of-use assets	4,713	4,487	3,468
Interest on lease liabilities	4,601	4,773	4,641
Total finance lease cost	9,314	9,260	8,109
Total lease cost	$24,371	$30,924	$30,653
(1)Includes variable and short-term lease costs.

Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$39,899	$33,947
Operating lease right-of-use assets - related party	20,471	24,792
Total operating lease right-of-use assets	$60,370	$58,739

Operating lease liabilities	$32,894	$30,182
Operating lease liabilities - related party	18,783	23,049
Current portion of operating lease liabilities	9,686	6,474
Current portion of operating lease liabilities - related party	2,636	2,820
Total operating lease liabilities	$63,999	$62,525

Financing leases (1)
Financing lease right of use assets	$64,475	$9,541
Financing lease right of use assets - related party(2)	—	58,676
Total financing lease right-of-use assets	$64,475	$68,217

Financing lease liabilities	$60,251	$2,318
Financing lease liabilities - related party(2)	—	60,193
Current portion of financing lease liabilities	3,101	1,794
Current portion of financing lease liabilities - related party(2)	—	1,158
Total financing lease liabilities	$63,352	$65,463
(1)     As noted in Note 2. Summary of Significant Accounting Policies, prior period balances related to (i) financing lease right-of-use assets, (ii) current portion of financing lease liabilities, and (iii) long-term financing lease liabilities as of December 31, 2020 have been reclassified to their respective balance sheet captions to conform to the current period presentation in the consolidated balance sheet and the supplemental balance sheet information above.
(2)     Refer to Note 24. Related Party Transactions, for additional details.
Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,601	$4,773
Operating cash flows from operating leases	15,006	18,780
Financing cash flows from finance leases	3,179	2,768
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,006	$3,305
The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term - operating leases	5 years	6 years
Weighted average remaining lease term - finance leases	21 years	21 years
Weighted average discount rate - operating leases	6.9%	7.1%
Weighted average discount rate - finance leases	7.1%	7.1%

Maturities of lease liabilities as of December 31, 2021 were as follow (in thousands):

	Operating Leases	Financing Leases
2022	$16,136	$7,492
2023	16,412	6,726
2024	15,215	5,572
2025	11,363	5,474
2026	7,400	5,474
Thereafter	9,712	89,862
Total lease payments	76,238	120,600
Less: Imputed interest	(12,239)	(57,248)
Total	$63,999	$63,352
Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Financing Leases
2021	13,473	7,428
2022	13,402	6,992
2023	13,446	6,381
2024	12,246	5,488
2025	8,961	5,474
Thereafter	16,822	95,336
Total lease payments	78,350	127,099
Less: Imputed interest	(15,825)	(61,636)
Total	$62,525	$65,463
For additional information regarding lease transactions with related parties, refer to Note 24. Related Party Transactions.
13. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Deposits and advances	$1,174	$1,696
Prepaid insurance	7,962	6,916
Prepaid regulatory fees	3,710	3,565
Income and other tax receivable	8,850	11,882
Prepaid taxes	16,085	5,542
Other current receivables (1)	42,770	17,117
Other prepaid assets	17,309	21,836
Chargeback receivable (2)	12,358	4,913
Total prepaid expenses and other current assets	$110,218	$73,467
(1)As discussed in Note 21. Commitments and Contingencies, the Company recorded receivables from insurers of $33 million and $6 million as of December 31, 2021 and 2020, respectively, associated with an insured securities class action lawsuit.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

14. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$11,540	$4,937
Buildings	230,994	210,122
Leasehold improvements	123,508	108,698
Machinery and equipment	414,098	354,599
Furniture and fixtures	12,745	10,992
Vehicles	1,485	1,360
Computer equipment	56,087	47,729
Construction-in-progress	58,263	71,456
Total property, plant, and equipment	908,720	809,893
Less: Accumulated depreciation	(394,562)	(332,139)
Property, plant, and equipment, net	$514,158	$477,754
Depreciation recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation	$60,705	$60,420	$63,283
15. Goodwill and Other Intangible Assets
The changes in goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$522,814	$419,504
Goodwill acquired during the period	70,584	103,679
Currency translation	(381)	(369)
Balance, end of period	$593,017	$522,814
As of December 31, 2021, $363 million, $160 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2020, $361 million, $92 million, and $70 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the year ended December 31, 2021, the addition to goodwill was associated with the Puniska Acquisition and the KSP Acquisition. For the year ended December 31, 2020, the adjustment to goodwill acquired was associated with the Rondo Acquisitions. Refer to Note 3. Acquisitions and Divestitures for additional information about the Puniska Acquisition, the KSP Acquisition, and the Rondo Acquisitions.
Annual Goodwill Impairment Test
The Company performed a quantitative annual goodwill impairment test for each reporting unit on October 1, 2021, the measurement date. The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. Based on the results of the annual impairment test, the Company determined that the estimated fair values of the Generics, Specialty and AvKARE reporting units exceeded their respective carrying amounts as of the measurement date; therefore, the Company did not record an impairment charge for the year ended December 31, 2021. There were no indicators of goodwill impairment during the year ended December 31, 2021, including the period subsequent to the measurement date.
In performing the annual goodwill impairment test, the Company utilized long-term growth rates for its reporting units ranging from no growth to 1.0% and discount rates ranging from 9.0% to 10.5% in its estimation of fair value. As of December 31, 2021, the estimated fair value of the Generics reporting unit was in excess of its carrying value by approximately 97%, the estimated fair value of the Specialty reporting unit was in excess of its carrying value by approximately 68% and the estimated fair value of the AvKARE reporting unit was in excess of its carrying value by approximately 86%.  A 500-basis point increase in the assumed discount rates utilized in each test would not have resulted in a goodwill impairment charge in any of the Company's reporting units.
While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate, could result in a future impairment.
Intangible assets were comprised of the following (in thousands):

	December 31, 2021				December 31, 2020
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	8.1	$1,122,612	$(436,902)	$685,710	$1,153,096	$(328,587)	$824,509
Other intangible assets	4.9	133,800	(58,013)	75,787	133,800	(33,078)	100,722
Total		1,256,412	(494,915)	761,497	1,286,896	(361,665)	925,231
In-process research and development		405,425	—	405,425	379,395	—	379,395
Total intangible assets		$1,661,837	$(494,915)	$1,166,922	$1,666,291	$(361,665)	$1,304,626
For the year ended December 31, 2021, the Company recognized a total of $23.4 million of intangible asset impairment charges, of which $22.7 million was recognized in cost of goods sold and $0.7 million was recognized in in-process research and development.
The impairment charges for the year ended December 31, 2021 were primarily related to seven currently marketed products and one IPR&D product. For the currently marketed products, five products experienced significant price erosion during 2021, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins. Of the five currently marketed products that experienced significant price erosion during 2021, Levothyroxine contributed $17.7 million of the $23.4 million in cost of goods sold impairment charges (refer to Note 5. Alliance and Collaboration for additional information about the Company’s Levothyroxine license with JSP). Additionally, the supply agreements for two currently marketed products will be terminated early due to market conditions. The IPR&D charge was associated with one product which experienced a delay in its estimated launch date.
For the year ended December 31, 2020, the Company recognized a total of $37.3 million of intangible asset impairment charges, of which $34.6 million was recognized in cost of goods sold and $2.7 million was recognized in in-process research and development.
The impairment charges for the year ended December 31, 2020 were primarily related to six currently marketed products and four IPR&D products. For the currently marketed products, four products experienced significant price erosion during 2020, without an offsetting increase in customer demand, resulting in significantly lower than expected future cash flows and negative margins, one product had its contract terminated and one product’s supply agreement ended under an early termination due to market conditions. The IPR&D charges were associated with four products, three of which experienced significant price erosion for the products, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of the Company’s development partner.
Amortization expense related to intangible assets recognized was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Amortization	$172,701	$174,967	$143,952

The following table presents future amortization expense for the next five years and thereafter, excluding $405 million of IPR&D intangible assets (in thousands).

Future Amortization
2022	$158,907
2023	146,196
2024	136,300
2025	97,526
2026	53,192
Thereafter	169,376
Total	$761,497

16. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$131,084	$153,140
Accrued returns allowance (1)	161,978	174,984
Accrued compensation	62,098	58,922
Accrued Medicaid and commercial rebates (1)	85,737	131,088
Accrued royalties	20,893	21,777
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	9,926	10,748
Taxes payable	2,523	5,538
Liabilities for legal proceedings and claims (2)	58,000	11,000
Accrued other	40,880	34,444
Total accounts payable and accrued expenses	$583,345	$611,867
(1)Refer to Note 4. Revenue Recognition for additional information.
(2)Refer to Note 21. Commitments and Contingencies for additional information.
17. Debt
The following is a summary of the Company's total indebtedness (in thousands):

	December 31, 2021	December 31, 2020
Term Loan due May 2025	$2,590,876	$2,631,876
Rondo Term Loan due January 2025	139,250	173,250
Other	624	624
Total debt	2,730,750	2,805,750
Less: debt issuance costs	(20,083)	(26,258)
Total debt, net of debt issuance costs	2,710,667	2,779,492
Less: current portion of long-term debt	(30,614)	(44,228)
Total long-term debt, net	$2,680,053	$2,735,264

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
The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is one-month LIBOR plus 3.5% at December 31, 2021. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with its Term Loan. For further details, refer to Note 20. Financial Instruments.
The Term Loan requires regular principal payments of $6.75 million quarterly in 2022, 2023, 2024, and 2025, with the balance of the Term Loan payable at maturity on May 4, 2025. Annually, the Company is also required to calculate the amount of excess cash flows, as defined in the Term Loan agreement. Based on the results of the excess cash flows calculation for the year ended December 31, 2020, the Company made a $14 million additional principal payment in March 2021. Based on the results of the excess cash flows calculation for the year ended December 31, 2021, no additional principal payments are due in 2022.
The Revolving Credit Facility bears an annual interest rate of one-month LIBOR plus 1.25% at December 31, 2021 and matures on May 4, 2023. The annual interest rate for the Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the average historical excess availability. At December 31, 2021, the Company had no outstanding borrowings and $489 million of availability under the Revolving Credit Facility.
The proceeds from the Term Loan were used to finance, in part, the cost of the acquisition of Impax and to pay off Amneal’s debt and substantially all of Impax’s debt at the close of the acquisition of Impax.
The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the Revolving Credit Facility at a rate based on average historical excess availability, between 0.25% and 0.375% per annum. At December 31, 2021, the Revolving Credit Facility commitment fee rate was 0.375% per annum.
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
The Company incurred costs associated with the Term Loan due May 2025 of $38 million and the Revolving Credit Facility of $5 million, which have been capitalized and are being amortized over the life of the applicable debt agreement to interest expense using the effective interest method. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the Revolving Credit Facility have been recorded in other assets because there were no borrowings outstanding on the effective date of the Revolving Credit Facility. For each of the years ended December 31, 2021, 2020 and 2019, amortization of deferred financing costs related to the Term Loan and the Revolving Credit Facility was $6 million.
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal’s and its subsidiaries’ assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries’ ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Revolving Credit Facility also includes a financial covenant whereby Amneal must maintain a minimum fixed charge coverage ratio if certain borrowing conditions are met. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At December 31, 2021, Amneal was in compliance with all covenants.

Acquisition Financing - Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Rondo Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan (“Rondo Term Loan”) with a principal amount of $180 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30 million. The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which originated as one-month LIBOR plus 3.0%. During September 2021, the Company prepaid $25 million of outstanding principal of the Rondo Term Loan, which permitted the variable rate to be repriced. At December 31, 2021, the variable annual interest rate is one-month LIBOR plus 2.5%. Additionally, the annual interest rate for borrowings under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At December 31, 2021, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.
A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At December 31, 2021, the Rondo Credit Facility commitment fee rate was 0.25% per annum.
Costs associated with the Rondo Term Loan of $3 million and the Rondo Credit Facility of $1 million have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan has been recorded in the balance sheet net of issuance costs.  Costs associated with the Rondo Revolving Credit Facility have been recorded in other assets.  For the year ended December 31, 2021, amortization of deferred financing costs associated with the Rondo Credit Facility was less than $1 million.
The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/or the interest rate may be increased.  At December 31, 2021, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder. The Rondo Term Loan requires principal payments of $9 million per year for the next three years and the balance payable at maturity on January 31, 2025.
Acquisition Financing – Notes Payable-Related Party
On January 31, 2020, the closing date of the Rondo Acquisitions, Rondo or its subsidiary, Rondo Top Holdings, LLC, issued the Sellers Notes with a stated aggregate principal amount of $44 million and the Short-Term Sellers Note with a stated principal amount of $1 million.  The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025.  The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.   If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest are satisfied no later than January 31, 2030 or earlier, upon a change in control.  The Short-Term Sellers Note was also unsecured, accrued interest at a rate of 1.6%, and was paid during February 2021.
In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value.  The Sellers Notes were stated at the fair value estimate of $35 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework.  The Short-Term Sellers Note of $1 million was recorded at the stated principal amount of $1 million, which approximated fair value.  The $9 million discount on the Sellers Notes will be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes will accrete to the stated principal amount of $44 million. During the year ended December 31, 2021, amortization of the discount related to the Sellers Notes was $1 million.
The Company is not party to or a guarantor of the Sellers Notes. The Sellers Notes were recorded in notes payable-related party within long-term liabilities as of December 31, 2021 and 2020. The Short-Term Sellers Note was recorded in current portion of note payable - related party as of December 31, 2020.

18. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Interest rate swap (1)	$11,473	$53,903
Uncertain tax positions	3,177	3,065
Long-term compensation (2)	21,589	20,542
Other long-term liabilities (3)	2,664	5,855
Total other long-term liabilities	$38,903	$83,365
(1)    Refer to Note 19. Fair Value Measurements and Note 20. Financial Instruments for information about the Company’s interest rate swap.
(2)    Includes $12 million of long-term deferred compensation plan liabilities (refer to Note 19. Fair Value Measurements) and $8 million of long-term employee benefits for the Company’s international employees.
(3)    As noted in Note 2. Summary of Significant Accounting Policies and Note 12. Leases, the prior period balance of $2 million related to long-term financing lease liabilities as of December 31, 2020 has been reclassified to its own balance sheet caption to conform to the current period presentation in the consolidated balance sheet.
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

	Fair Value Measurement Based on
December 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap (1)	$11,473	$—	$11,473	$—
Deferred compensation plan liabilities (2)	$13,883	$—	$13,883	$—
Contingent consideration liability (3)	$5,900	$—	$—	$5,900

December 31, 2020
Liabilities
Interest Rate Swap (1)	$53,903	$—	$53,903	$—
Deferred compensation plan liabilities (2)	$14,007	$—	$14,007	$—
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
(2)As of December 31, 2021 and 2020, deferred compensation plan liabilities of $2 million and $12 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of December 31, 2021, the contingent consideration liability of $6 million was recorded within related party payable-long term. Refer to Note 3. Acquisitions and Divestitures for additional information related to the KSP Acquisition.
There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2021.
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
The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) through December 31, 2021 (in thousands):

Year Ended December 31, 2021
Balance, beginning of period	$—
Addition due to the KSP Acquisition	5,700
Change in fair value during period	200
Balance, end of period	$5,900
The fair value measurement of the contingent consideration liabilities was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future sales of the acquired products. The contingent consideration liability is estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to fair value of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined.
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of December 31, 2021:

Contingent Consideration Liability	Fair Value as of December 31, 2021 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones	$500	Discount rate	2.2%	-	4.4%	2.4%
		Probability of payment	1.8%	-	20.0%	16.7%
		Projected year of payment	2023	-	2027	2023
Royalties	$5,400	Discount rate	11.5%	-	11.5%	11.5%
		Probability of payment	1.8%	-	20.0%	18.0%
		Projected year of payment	2023	-	2032	2029
(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at both December 31, 2021 and 2020 was approximately $2.6 billion.
The Rondo Term Loan is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at December 31, 2021 and 2020 was approximately $139 million and $172 million, respectively.
The Sellers Notes are in the Level 2 category within the fair value level hierarchy. At December 31, 2021 and 2020 the fair value of the Sellers Notes of $38 million and $36 million, respectively, approximated their carrying value.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the years ended December 31, 2021 and 2020.
20. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
The Company is exposed to interest rate risk on its debt obligations.  Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, refer to Note 17. Debt).  The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range.  In order to achieve this objective, the Company has entered into an interest rate swap on the Term Loan.
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

As of December 31, 2021, the total loss, net of income taxes, related to the Company’s cash flow hedge was $11.5 million, of which $6.0 million was recognized in accumulated other comprehensive loss and $5.5 million was recognized in non-controlling interests. As of December 31, 2020, the total loss, net of income taxes, related to the Company’s cash flow hedge was $54 million, of which $27 million was recognized in each of accumulated other comprehensive loss and non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other long-term liabilities	$11,473	Other long-term liabilities	$53,903

21. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 5. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 24. Related Party Transactions for additional information.
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
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the years ended December 31, 2021, 2020, and 2019, the Company recorded net charges of $25 million, $6 million, and $12 million, respectively, for commercial legal proceedings and claims.  The Company had total liabilities for legal proceedings and claims of $58 million and $11 million as of December 31, 2021 and 2020, respectively, of which $33 million and $6 million, respectively, were recorded for a securities class action covered by insurance (refer to Securities Class Actions below and Note 13. Prepaid Expenses and Other Current Assets for additional information). An insurance recovery will be recorded in the period in which it is probable the recovery will be realized.
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

Patent Defense Matter

Biogen International GMBH, et al. v. Amneal Pharmaceuticals LLC, et al. (Dimethyl Fumarate)

In June 2017, Biogen International GMBH (“Biogen”) filed suit against Amneal and various other generic manufacturers in the United States District Court for the District of Delaware (“D. Del.”) alleging patent infringement based on the filing of ANDAs by Amneal and others for generic alternatives to Biogen’s Tecfidera® (dimethyl fumarate) capsules product (Biogen International GMBH, et al. v. Amneal Pharmaceuticals LLC, et al., No. 1:17-cv-00823-MN). Biogen also filed suit in June 2017 against Mylan Pharmaceuticals Inc. (“Mylan”) in the United States District Court for the Northern District of West Virginia (“N.D. W. Va.”) relating to Mylan’s own ANDA for Tecfidera®. On June 18, 2020, the N.D. W. Va. court issued an order finding the sole Biogen patent at issue invalid. Biogen has appealed the order to the United States Court of Appeals for the Federal Circuit. On September 22, 2020, the D. Del. court entered judgment in favor of defendants (including Amneal), adopting the finding of invalidity made by the N.D. W. Va. court but ordering that claims could be reinstated based on the result of the appeal of the N.D. W. Va. court’s order. Amneal, like Mylan and a number of other generic manufacturers, has now launched its generic dimethyl fumarate capsules product “at-risk,” pending the outcome of Biogen’s appeal of the N.D. W. Va. court’s order before the Federal Circuit. On November 30, 2021, a panel of three Federal Circuit judges affirmed the N.D. W. Va. court’s order that Biogen’s patent is invalid. On December 30, 2021, Biogen filed a petition to request “en banc” review by the full court. Amneal’s D.Del. case continues to be held in abeyance until the Federal Circuit issues a mandate in the Mylan case.
Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. (“Endo”), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. FTC Complaint Counsel appealed the decision to the full Commission, and in March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision. The Opinion & Order did not provide for any monetary damages but enjoined Impax from entering into future agreements containing certain terms. Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit, and on April 13, 2021, the Fifth Circuit issued a decision denying Impax’s Petition for Review, effectively affirming the FTC’s Opinion & Order. On September 10, 2021, Impax filed a petition for writ of certiorari in the U.S. Supreme Court, which was denied in December 2021.

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

Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiffs’ claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay, referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiffs’ claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiffs informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with plaintiffs, subject to Court approval. On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company). The settlement is now subject to final approval from the Court. The amount of the settlement was not material to the Company's consolidated financial statements.
Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, Impax received a subpoena and interrogations from the State of Connecticut Attorney General (“Connecticut AG”) concerning its investigation into sales of Impax's generic product, digoxin. According to the Connecticut AG, the investigation concerned whether anyone engaged in a contract, combination or conspiracy in restraint of trade or commerce which had the effect of (i) fixing, controlling or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin. Impax cooperated in the investigation and produced documents and information in response to the subpoena in 2014 and 2015. However, no assurance can be given as to the timing or outcome of this investigation.

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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. On September 9, 2021, the State Attorneys General filed an Amended Complaint on behalf of California in addition to the original Plaintiff States. These lawsuits have been incorporated into MDL No. 2724. Fact and document discovery in MDL No. 2724 are proceeding. In May, 2021, the Court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020 complaint. No final scheduling order has yet been issued for this matter. In May, 2021 the Court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020 complaint involving the Company.
There is another action in Canada alleging price fixing, among other claims, which has not progressed to date.
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

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 920 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 120 state court cases pending in 11 states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except one case in New Mexico (September 2022). Following a decision by the West Virginia Supreme Court of Appeals in June 2021, the trial court in West Virginia set trial dates for April

(manufacturers), July (distributors), and September (pharmacies) 2022, but the Company is not a defendant in the manufacturer trial and it is unclear if the Company will be involved in the trial of any case currently selected by the court.
Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with competitors to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In August 2019, the Court granted Impax’s motion to dismiss Plaintiff’s second amended complaint in its entirety. Plaintiff appealed to the United States Court of Appeals for the Ninth Circuit, and on January 11, 2021, the Ninth Circuit issued an unpublished opinion affirming in part and reversing in part the District Court’s decision. Defendants subsequently filed a motion for rehearing with the Ninth Circuit, and Plaintiff filed a motion to intervene seeking to add Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada (“Sheet Metal Workers”) as an additional named Plaintiff. The Ninth Circuit denied the motions, and on April 1, 2021, the case was remanded to the District Court. On April 19, 2021, the Company filed a motion to dismiss the remaining claims and an opposition to Sheet Metal Workers’ renewed motion to intervene. In June 2021, the parties reached a tentative agreement to settle all claims in the case for $33 million, subject to certain terms and conditions and subject to court approval. The proposed settlement is covered in full by insurance (refer to Note 13. Prepaid Expenses and Other Current Assets). The district court entered an order granting preliminary approval of the settlement on November 22, 2021 and scheduled a fairness hearing for March 21, 2022.

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018 amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiffs filed a motion for class certification on October 30, 2020 and in April 2021 filed a second amended complaint including similar allegations with regard to a November 2017 registration statement and prospectus issued in connection with the Amneal/ Impax business combination. The Company’s motion to dismiss and Plaintiff’s motion for class certification are currently pending. In February 2022, the parties reached a tentative agreement to settle the claims, subject to, among other things, the negotiation and court approval of a definitive settlement agreement.
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

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 313 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage and transportation. Plaintiffs filed amended complaints in February 2021, and Defendants filed various motions to dismiss the amended complaints in March 2021. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs have appealed the MDL court’s dismissal to the 11th Circuit Court of Appeals, which has consolidated the appeals of the personal injury cases.

On June 18, 2020, Amneal Pharmaceuticals LLC was named in a lawsuit filed in New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution and injunctive relief. The Company filed a motion to dismiss on May 17, 2021, and filed a notice of supplemental authority based on the MDL court’s July 2021 dismissal order. The Court denied the motion on August 17, 2021. The Company filed a motion to dismiss based on lack of personal jurisdiction on January 26, 2022. On November 12, 2020, Amneal Pharmaceuticals LLC was named in a public nuisance and consumer protection lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore. Defendants removed the case to federal court and on April 1, 2021, the case was remanded to state court. On August 23, 2021, the Company filed a motion to dismiss, which was granted.

On October 1, 2021, Amneal Pharmaceuticals, LLC, and Amneal Pharmaceuticals of New York, LLC, were named in a lawsuit filed in Pennsylvania state court along with 25 other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The Complaint largely tracks the dismissed master personal injury complaint from the MDL, and was removed and subsequently transferred to the MDL on November 9, 2021.

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

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On May 20, 2021, the Court granted Defendants’ motion to dismiss the economic loss complaint, and Plaintiffs filed an amended complaint on June 21, 2021. Defendants again moved to dismiss, and the motion was fully briefed on October 18, 2021. Additionally, medical monitoring class action complaints were filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment. These cases are currently stayed.

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

On October 29, 2021, three plaintiffs filed a complaint in the District Court of Douglas County, Nebraska asserting claims against Amneal based on the alleged presence of nitrosamines in metformin. On January 10, 2022, Amneal removed the case to the United States District Court for the District of Nebraska. (Conrad et al v. Amneal Pharmaceuticals, Inc., No. 22-cv-00011-BCB-SMB (D. Neb.)). Amneal’s response to the complaint is due March 3, 2022.

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

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal Pharmaceuticals LLC, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys in order to maintain higher prices, in violation of the antitrust laws. The Company, along with the other defendants, moved to dismiss for failure to state a claim, and on December 28, 2021 the Court granted the motion in full, with leave to amend. On January 18, 2022 Plaintiff filed its amended complaint, making substantively the same antitrust allegations, but alleging that the violations were effectuated by either a single overarching conspiracy or a series of bilateral conspiracies. The Company intends to move to dismiss the amended complaint for failure to state a claim.

Galeas v. Amneal Pharmaceuticals, Inc.

On July 27, 2021, Cesy Galeas filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York against Amneal Pharmaceuticals, Inc., alleging that the payment schedule for certain workers violated New York Labor Law. Specifically, the purported class, which presently consists of one named plaintiff, contends that the Company paid the employees all owed wages, but did so bi-weekly, instead of weekly. The Company has not yet responded to the complaint, but it has notified the Court that it intends to file a motion to dismiss the claims on various grounds.

22. Stockholders' Equity
Class B-1 Stock
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
Participation Rights
Under the Company's Charter, the holders of Class A Common Stock and Class B Common Stock have no participation rights. However, the Company's Second Amended and Restated Stockholders Agreement dated as of December 31, 2017 (the “Stockholders Agreement”) provides that if the Company proposes to issue any securities, other than in certain issuances, the Members will have the right to purchase its pro rata share of such securities, based on the number of shares of common stock owned by the Members before such issuance.
Issuance and Restrictions on Company Common Stock
Pursuant to the Third Amended and Restated Limited Liability Company Agreement of Amneal dated May 4, 2018 (the “Limited Liability Company Agreement”), Amneal will issue to the Company an additional Amneal common unit for each additional share of Class A Common Stock issued by the Company. Additionally, pursuant to the Charter, shares of Class B Common Stock will be issued to the Members and their permitted transferees only to the extent necessary in certain circumstances to maintain a one-to-one ratio between the number of Amneal Common Units and the number of shares of Class B Common Stock held by such members. Shares of Class B Common Stock are transferable only for no consideration to the Company for automatic retirement or in accordance with the Stockholders Agreement and the Limited Liability Company Agreement.
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
Preferred Stock
Under the Company’s certificate of incorporation, the Company's Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2021, no preferred stock had been issued.
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
Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. For the years ended December 31, 2021, 2020, and 2019, tax distributions of $53 million, $3 million, and $0.1 million, respectively, were recorded as reductions of non-controlling interests. As of both December 31, 2021 and 2020, no liability was included in related-party payables for tax distributions.
During September 2020, the Company made a $3 million payment to the non-controlling interest holders in one of Amneal's non-public subsidiaries, Gemini Laboratories, LLC, to distribute earnings of $1 million and acquire their ownership interests in the non-public subsidiary for $2 million.
As discussed in Note 3. Acquisitions and Divestitures, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company will attribute 2% of the net income or loss of KSP to the non-controlling interests.
Redeemable Non-Controlling Interests - AvKARE, LLC and R&S
As discussed in Note 3. Acquisitions and Divestitures, the Company acquired a 65.1% interest in Rondo on January 31, 2020.  The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest (“Rondo Class B Units”).  Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met.  Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right.  The Rondo Class B Units are also redeemable by the holders upon a change in control.
Since the redemption of the Rondo Class B Units is outside of the Company's control, the units have been presented outside of stockholders' equity as redeemable non-controlling interests. Upon closing of the Acquisitions on January 31, 2020, these redeemable non-controlling interests were recorded at an estimated fair value of $11 million. The fair value of the redeemable non-controlling interests was estimated using the Monte-Carlo simulation approach under the option pricing framework, which considers the redemption rights of both the Company and the holders of the Rondo Class B Units.

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption certain. For the years ended December 31, 2021 and 2020, tax distributions of $4 million and $0.5 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2021 and 2020, there were no amounts due for tax distributions related to these redeemable non-controlling interests.

Redeemable Non-Controlling Interests - Puniska
As discussed in Note 3. Acquisitions and Divestitures, the Company acquired a 74% interest in Puniska on November 2, 2021. Also as discussed in Note 3. Acquisitions and Divestitures, upon approval of the transaction by the Government of India, the Company will pay $2 million for the remaining 26% of the equity interests in Puniska which are held by the sellers as of December 31, 2021.
Since approval of the Government of India is outside of the Company’s control, upon closing of the Puniska Acquisition the equity interests of Puniska that the Company does not own have been presented outside of stockholders' equity as redeemable non-controlling interests at an estimated fair value of $2 million.
The Company will attribute 26% of the net income or loss of Puniska to these non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon Government of India approval, which makes redemption certain.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2019	$(7,832)	$7,764	$(68)
Other comprehensive income before reclassification	(6,643)	(34,560)	(41,203)
Reallocation of ownership interests	(22)	(25)	(47)
Balance December 31, 2020	(14,497)	(26,821)	(41,318)
Other comprehensive income before reclassification	(4,255)	20,972	16,717
Reallocation of ownership interests	(93)	(133)	(226)
Balance December 31, 2021	$(18,845)	$(5,982)	$(24,827)
23. Stock-Based Compensation
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan
In May 2018, the Company adopted the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (“2018 Plan”) under which the Company may grant stock options, restricted stock units and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The stock option, RSU and MPRSU award grants are made in accordance with the Company’s 2018 Plan and are subject to forfeiture if the vesting conditions are not met. On May 5, 2020, the stockholders of the Company approved an amendment to the 2018 Plan which authorized an additional 14 million shares of Class A common stock available for issuance under the 2018 Plan.
The aggregate number of shares of Class A Common Stock authorized for issuance pursuant to the Company's 2018 Plan is 37 million shares. As of December 31, 2021, the Company had 17,251,992 shares available for issuance under the 2018 Plan.
The Company recognizes the grant date fair value of each option and share of restricted stock unit over its vesting period. Stock options and restricted stock unit awards are granted under the Company’s 2018 Plan and generally vest over a four year period and, in the case of stock options, have a term of 10 years.

The following table summarizes all of the Company's stock option activity for the years ended December 31, 2021, 2020, and 2019:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	5,814,581	$17.73
Options granted	4,559,820	11.29
Options exercised	(210,806)	6.64
Options forfeited	(3,986,469)	15.07
Outstanding at December 31, 2019	6,177,126	$8.87	8.2	$8.0
Options granted	—	—
Options exercised	(116,681)	2.75
Options forfeited	(2,249,216)	16.09
Outstanding at December 31, 2020	3,811,229	$4.80	7.9	$5.6
Options granted	—	—
Options exercised	(342,350)	2.76
Options forfeited	(417,379)	11.09
Outstanding at December 31, 2021	3,051,500	$4.17	7	$5.3
Options exercisable at December 31, 2021	1,930,911	$4.99	7	$3.0
The intrinsic value of options exercised during the year ended December 31, 2021 was approximately $1.1 million.  On November 14, 2019, the Company repriced 3.6 million of outstanding options by reducing the exercise price to $2.75.  The repricing resulted in $0.9 million of incremental expense being incurred during 2019.
The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2021, 2020, and 2019:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2018	1,330,624	$17.15
Granted	3,327,308	11.81
Vested	(479,299)	16.10
Forfeited	(1,541,275)	14.46
Non-vested at December 31, 2019	2,637,358	$12.16	1.7	$12.7
Granted	8,414,762	3.67
Vested	(692,868)	12.33
Forfeited	(1,226,700)	6.48
Non-vested at December 31, 2020	9,132,552	$5.09	1.7	$41.7
Granted	6,870,481	5.86
Vested	(1,906,607)	5.97
Forfeited	(912,826)	6.68
Non-vested at December 31, 2021	13,183,600	$5.25	1.4	$63.7
The table above includes 2,331,211 MPRSUs granted to executives during 2021. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2021 and requires the employee’s continued employment or service through February 29, 2024. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (4,662,422 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $5.31 and

$8.58 and was calculated using a Monte Carlo simulation model. 2,331,211 of these MPRSUs remain outstanding and unvested at December 31, 2021.
The table above also includes 2,977,711 MPRSUs granted to executives during the first quarter of 2020. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2020 and requires the employee’s continued employment or service through February 28, 2023. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (5,955,422 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $2.13 and $3.63 and was calculated using a Monte Carlo simulation model. 2,723,689 of these MPRSUs remained outstanding and unvested at December 31, 2021.

In addition, the table above includes 519,754 MPRSUs granted to executives on March 1, 2019. Vesting of these awards was contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a select peer group over the three years starting January 1, 2019 and required the employee’s continued employment or service through December 31, 2021. None of the MPRSUs granted in 2019 vested because the minimum TSR level was not met. The related share-based compensation expense was determined based on the estimated fair value of the underlying shares on the date of grant and was recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $14.67 and was calculated using a Monte Carlo simulation model. All of the MPRSUs granted in 2019 were canceled and none remained outstanding at December 31, 2021.
As of December 31, 2021, the Company had total unrecognized stock-based compensation expense of $51 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.7 years.
The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the publicly traded common stock of a peer group of companies. The expected term calculation is based on the "simplified" method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest over four years and have a term of 10 years. The following table presents the weighted-average assumptions used in the option pricing model for options granted under the 2018 Plan in the years ended December 31, 2019. There were no options granted in the years ended December 31, 2021 and December 31, 2020.

December 31, 2019
Volatility	48.6%
Risk-free interest rate	2.4%
Dividend yield	—%
Weighted-average expected life (years)	6.17
Weighted average grant date fair value	$5.54
The amount of stock-based compensation expense recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$4,688	$4,166	$3,166
Selling, general and administrative	5,006	13,343	15,729
Research and development	18,718	3,241	2,784
Total	$28,412	$20,750	$21,679

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
Financing Lease - Related Party
The Company had a financing lease with LAX Hotel, LLC for two buildings located in Long Island, New York, which are used as an integrated manufacturing and office facility. The Company leased these buildings from LAX Hotel, LLC from 2012 until January 2021. LAX Hotel, LLC had been controlled by a member of the Amneal Group, who also serves as observer on the Company's Board of Directors. As a result, this lease had been historically accounted for as a related party financing lease.
During January 2021, LAX Hotel, LLC sold its interests in the leased buildings to an unrelated third party. Therefore, this lease is no longer a related party transaction, and the corresponding financing lease right-of-use asset and liability have been reclassified in the consolidated balance sheet as of December 31, 2021 to reflect this change. Related party lease costs and interest expense associated with this lease were $0.2 million and $0.4 million, respectively, for the year ended December 31, 2021, $2.6 million and $4.4 million, respectively, for the year ended December 31, 2020 and $2.6 million and $4.5 million, respectively, for the year ended December 31, 2019.
For annual payments required under the terms of the non-cancelable lease agreement over the next five years and thereafter, refer to Note 12. Leases.
Kanan, LLC
Kanan, LLC (“Kanan”) is a real estate company which owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Certain executive officers of the Company beneficially own, through certain revocable trusts, equity securities of Kanan. In addition, they serve on the Board of Managers of Kanan. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements. Rent expense paid to the related party for each of the years ended December 31, 2021, 2020 and 2019 was $2 million.
Asana Biosciences, LLC

Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and research and development company focusing on several therapeutic areas, including oncology, pain and inflammation. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Asana. In addition, they serve on the Board of Managers of Asana. From time to time, Amneal provides research and development services to Asana under a development and manufacturing agreement. The total amount of income earned from this arrangement for the year ended December 31, 2019 was $1 million. At December 31, 2019, $1 million was due from Asana. There was no income earned from this arrangement during the years ended December 31, 2021 and 2020, and there was no amount due from Asana at December 31, 2021 and 2020.
Industrial Real Estate Holdings NY, LLC and Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC ("IRE") is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the Amneal Group who also serves as an observer on our Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC., which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by 5 years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually. Rent paid to the related parties for each of the years ended December 31, 2021, 2020 and 2019 was $1 million.

Kashiv BioSciences LLC
Kashiv is an independent contract development organization focused primarily on the development of 505(b)(2) NDA products. Amneal has various business agreements with Kashiv. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Kashiv. In addition, they serve on the Board of Managers of Kashiv.
On January 11, 2021, the Company and Kashiv entered into a definitive agreement for Amneal to acquire a 98% interest in KSP, a subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. The acquisition closed on April 2, 2021. Certain of the contracts between Amneal and Kashiv were acquired in this transaction and have become transactions among Amneal’s consolidated subsidiaries subsequent to the transaction closing. Refer to Note 3. Acquisitions and Divestitures for further details on the KSP acquisition.
Agreements with Kashiv Not Affected by the Acquisition of KSP
The parties entered into a lease for parking spaces in Piscataway, NJ. The total amount of expense paid to Kashiv from this agreement for each of the years ended December 31, 2021, 2020 and 2019 was less than $0.1 million.
Amneal also has various consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total expenses associated with these arrangements for the years ended December 31, 2021 and 2020 were $0.6 million and $0.2 million, respectively (none for 2019).
The table below includes the terms and expenses recognized for each of the product specific contracts with Kashiv.

(Amounts in millions)		Research and development expenses
		For the year ended December 31
Products	Agreement Date	2021	2020	2019
Filgrastim and PEG-Filgrastim (1)	October 2017	$—	$1	—
Ganirelix Acetate and Cetrorelix Acetate (2)	August 2020	$1	$2	—
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
Agreements with Kashiv Included in the Acquisition of KSP
The following contracts between Amneal and Kashiv were acquired with KSP and have become transactions among Amneal’s consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosures below relate to the historical agreements as related party transactions through April 2, 2021.

Amneal had various development, commercialization and consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. The total reimbursable expenses associated with these arrangements for the years ended December 31, 2021, 2020 and 2019, was $0.2 million, $0.2 million and $5 million, respectively.  Kashiv receives a percentage of net profits with respect to Amneal’s sales of these products. The total profit share paid to Kashiv for the years ended December 31, 2021, 2020 and 2019 was $3 million, $11 million and $4 million, respectively.
On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provides the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin. For the years ended December 31, 2021 and December 31, 2020, the Company recorded a combined $1 million and $6 million, respectively, to cost of goods sold and research and development related to compensation to Kashiv for services performed (none in 2019).
The following table includes the expenses recognized for each of the product specific contracts with Kashiv prior to the acquisition of these contracts as part of the KSP Acquisition.

(Amounts in millions)		Research and development expenses
		For the year ended December 31
Products	Agreement Date	2021	2020	2019
Levothyroxine Sodium(1)	June 2019	$—	$2	2
K127 (2)	November 2019	3	$2	2
Posaconazole (3)	May 2020	$—	$1	—
(1) Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal, and Kashiv received a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with Jerome Stevens Pharmaceuticals (refer to Note 5. Alliances and Collaboration). Under the terms of the amended agreement with Kashiv, Amneal paid $2 million in July 2019 and may be required to pay up to an additional $18 million upon certain regulatory milestones being met.
(2) Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis.  Under the terms of the agreement, Kashiv will be responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal will be responsible for filing the NDA and commercializing the product.  The Company made an upfront payment of approximately $2 million to Kashiv in December 31, 2019, which was recorded in research and development, and Kashiv is eligible to receive development and regulatory milestones totaling approximately $17 million.  Kashiv is also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127.
(3) Amneal and Kashiv entered into a product development agreement for the development and commercialization of Posaconazole. Under this agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. In connection with the agreement, Amneal paid an upfront amount of $0.3 million in May 2020 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up $0.8 million relating to development milestones, (ii) up to $0.3 million relating to regulatory approval, and (iii) up to $1 million for the achievement of cumulative net sales. The milestones were subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval and commercial sales volume objectives.

As discussed in Note 3. Acquisitions and Divestitures, the purchase price for the KSP Acquisition included a contractually stated amount of deferred consideration of $30.5 million. As of December 31, 2021, deferred consideration of $30.5 million was recorded in related party payable-short term. The deferred consideration consists of $30 million which was paid on January 11, 2022, and $0.5 million, which is due on March 10, 2022. Additionally, as of December 31, 2021, a contingent consideration liability of $5.9 million associated with the KSP Acquisition was recorded in related party payable-long term. For the year ended December 31, 2021, the Company recorded $0.3 million of expenses for transition services associated with the KSP Acquisition provided by Kashiv.

At December 31, 2021 and 2020, payables of approximately $0.3 million and $5 million, respectively, were due to Kashiv for these transactions. Additionally, as of December 31, 2021 and 2020, receivables of less than $0.1 million and $0.1 million were due from Kashiv, respectively.
PharmaSophia, LLC
PharmaSophia, LLC (“PharmaSophia”) is a joint venture formed by Nava Pharma, LLC (“Nava”) and Oakwood Laboratories, LLC for the purpose of developing certain products. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Nava. Nava beneficially owns 50% of the outstanding equity securities of PharmaSophia. In addition, these executive officers also serve on the Board of Managers of PharmaSophia.
Currently PharmaSophia is actively developing one injectable product. PharmaSophia and Nava are parties to a research and development agreement pursuant to which Nava provides research and development services to PharmaSophia. Nava subcontracted this obligation to Amneal, entering into a subcontract research and development services agreement pursuant to which Amneal provides research and development services to Nava in connection with the products being developed by PharmaSophia. The total amount of income earned from these agreements for the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $0.5 million and $1 million, respectively.  At December 31, 2021 and 2020, receivables of $1.1 million and $0.8 million, respectively, were due from the related party.
Gemini Laboratories, LLC
During September 2020, the Company made a $3 million payment to the non-controlling interest holders in one of Amneal's non-public subsidiaries, Gemini Laboratories, LLC, to distribute earnings of $1 million and acquire their ownership interests in the non-public subsidiary for $2 million.
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
On August 12, 2021, the Company entered into an active pharmaceutical ingredient (“API”) co-development agreement with a subsidiary of Fosun. Under the terms of the agreement, the Company provided Fosun a license to manufacture and sell two pharmaceutical products outside of the United States. Fosun will be responsible for obtaining regulatory approval outside the United States. Fosun paid the Company a $0.2 million non-refundable fee which was recognized in 2021 as revenue and will be required to pay the Company $0.1 million for each of the two products upon the first commercial sale of each in China in addition to a profit share.
Apace KY, LLC d/b/a Apace Packaging LLC

Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace. The total amount of expenses from this arrangement for the years ended December 31, 2021 and 2020 was $11 million and $12 million, respectively (none in 2019). At December 31, 2021 and December 31, 2020, payables of $1 million and $1 million, respectively, were due to Apace for packaging services. Additionally, at December 31, 2021 and December 31, 2020, receivables of less than $0.1 million and $1 million, respectively, were due from Apace relating to product recalls.

Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC (“Tracy”). A member of Company management beneficially owns outstanding equity securities of Tracy. The total amount of expenses associated with this lease for both the years ended December 31, 2021 and 2020 was $0.5 million (none in 2019).
AzaTech Pharma LLC
R&S purchases inventory from AzaTech Pharma LLC (“AzaTech”) for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech. The total amount of purchases from this arrangement for both the years ended December 31, 2021 and 2020 was $5 million (none in 2019). At December 31, 2021 and 2020, payables of $2 million and $1 million, respectively, were due to AzaTech for inventory purchases.
AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC (“AvPROP”). A member of Company management beneficially owns outstanding equity securities of AvPROP.  Rent expense associated with this lease for the years ended December 31, 2021 and 2020 was $0.2 million and $0.1 million, respectively (none in 2019).
Tarsadia Investments, LLC
Tarsadia Investments, LLC (“Tarsadia”) is a private investment firm that provides financial services and is a significant shareholder of the Company. A member of Amneal Group, and an observer to the Board, is the Chairman and Founder of Tarsadia. Another member of the Amneal Group, and a member of the Board, is a Managing Director of Tarsadia. Tarsadia offers capital and strategic support for companies with substantial growth potential primarily in the healthcare, financial services, real estate, and clean technology sectors.  The Company entered into an agreement in which Tarsadia will provide financial consulting services.  The services are not expected to have a material impact to the Company’s financial statements.
Avtar Investments, LLC

Avtar Investments, LLC (“Avtar”) is a private investment firm. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services. The total amount of consulting expense incurred for the years ended December 31, 2021 and 2020, respectively, was $0.4 million and $1 million (none in 2019). As of both December 31, 2021 and 2020, less than $0.1 million was due to Avtar.
Zep Inc.

Zep Inc. (“Zep”) is a producer, and distributor of maintenance and cleaning solutions for retail, food & beverage, industrial & institutional, and vehicle care customers. An executive officer of the Company serves as a director of Zep. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep. The amount of revenue recorded for the year ended December 31, 2020 was $0.6 million (none for the year ended December 31, 2021). As of December 31, 2020, $0.1 million was recorded in related party receivables (none at December 31, 2021).

AvKARE
Refer to Note. 3 Acquisitions and Divestitures and Note 22. Stockholders’ Equity for related party transactions associated with the Rondo Acquisitions.

Puniska
Refer to Note. 3 Acquisitions and Divestitures for related party transactions associated with the Puniska Acquisition.
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
Tax Indemnification – Rondo Acquisitions
In accordance with the Rondo Equity Purchase Agreement, the Company will be indemnified by the sellers of AvKARE, LLC and R&S for $0.1 million of state taxes paid on behalf of the sellers for a tax period prior to the closing of the Rondo Acquisition. As a result, the Company recorded $0.1 million of related party receivables - short term as of December 31, 2021.
Notes Payable – Related Party
Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and the Short-Term Sellers Note.  For additional information, refer to Note 17. Debt.
25. Employee Benefit Plans
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of $9 million, $8 million and $7 million, respectively.
The Company also has a deferred compensation plan for certain former executives and employees of Impax, some of whom are currently employed by the Company. In January 2019, the Company announced that it will no longer accept contributions from employees or make matching contributions for the deferred compensation plan. Deferred compensation liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived by reference to hypothetical investments selected by the participants and is included in accounts payable and accrued expenses and other long-term liabilities.  Refer to Note 19. Fair Value Measurements for additional information.
26. Segment Information
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

Chief Operating Decision Makers
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,366,338	$378,319	$349,012	$—	$2,093,669
Cost of goods sold	825,568	193,562	282,874	—	1,302,004
Cost of goods sold impairment charges	22,692	—	—	—	22,692
Gross profit	518,078	184,757	66,138	—	768,973
Selling, general and administrative	64,500	84,481	57,918	158,605	365,504
Research and development	158,365	43,482	—	—	201,847
In-process research and development impairment charges	710	—	—	—	710
Intellectual property legal development expenses	7,562	154	—	—	7,716
Acquisition, transaction-related and integration expenses	—	16	1,422	6,617	8,055
Charges related to legal matters, net	—	—	—	25,000	25,000
Restructuring and other charges	80	—	—	1,777	1,857
Change in fair value of contingent consideration	—	200	—	—	200
Property losses and associated expenses, net	5,368	—	—	—	5,368
Operating income (loss)	$281,493	$56,424	$6,798	$(191,999)	$152,716

Year Ended December 31, 2020	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,343,210	$355,567	$293,746	$—	$1,992,523
Cost of goods sold	894,422	192,910	242,219	—	1,329,551
Cost of goods sold impairment charges	34,579	—	—	—	34,579
Gross profit	414,209	162,657	51,527	—	628,393
Selling, general and administrative	56,134	75,917	58,544	136,132	326,727
Research and development	150,068	29,862	—	—	179,930
In-process research and development impairment charges	2,680	—	—	—	2,680
Intellectual property legal development expenses	10,647	8	—	—	10,655
Acquisition, transaction-related and integration expenses	328	85	641	7,934	8,988
Charges related to legal matters, net	5,610	250	—	—	5,860
Restructuring and other (credit) charges	(614)	—	—	3,012	2,398
Operating income (loss)	$189,356	$56,535	$(7,658)	$(147,078)	$91,155

Year Ended December 31, 2019	Generics (2)	Specialty (2)	Corporate and Other	Total Company
Net revenue	$1,308,843	$317,530	$—	$1,626,373
Cost of goods sold	984,782	162,432	—	1,147,214
Cost of goods sold impairment charges	119,145	7,017	—	126,162
Gross profit	204,916	148,081	—	352,997
Selling, general and administrative	68,883	79,665	141,050	289,598
Research and development	172,196	15,853	—	188,049
In-process research and development impairment charges	46,619	—	—	46,619
Intellectual property legal development expenses	13,193	1,045	—	14,238
Acquisition, transaction-related and integration expenses	4,633	8,346	3,409	16,388
Charges related to legal matters, net	12,442	—	—	12,442
Restructuring and other (credit) charges	20,101	391	13,853	34,345
Operating (loss) income	$(133,151)	$42,781	$(158,312)	$(248,682)
(1)Operating results for the sale of Amneal products by AvKARE were included in Generics effective with the closing of the Rondo Acquisitions on January 31, 2020.
(2)During the three months ended September 30, 2019, operating results for Oxymorphone were reclassified from Generics to Specialty, where it is sold as a non-promoted product.  Prior period results have not been restated to reflect the reclassification.
27. Other Assets
Other assets are comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred Revolving Credit Facility costs	$1,603	$2,648
Security deposits	3,895	2,240
Long-term prepaid expenses	5,896	10,598
Other long-term assets	9,220	6,858
Total	$20,614	$22,344

The prior period balance related to financing lease right-of-use assets of $10 million was reclassified from other assets as of December 31, 2020 to the financing lease right-of-use assets balance sheet caption to conform to the current period presentation in the consolidated balance sheets.

28. Property Losses and Associated Expenses, Net

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities. Operations at these facilities were closed for the majority of September in order to assess the damage, make repairs and restore operations. As a result of the significant recovery effort and sufficient safety stock, the Company did not incur a material business disruption for the year ended December 31, 2021.

The Company nevertheless concluded that all inventory on-hand at the time of the flooding was damaged and unsellable, and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $10 million of charges for property losses and associated expenses for the year ended December 31, 2021.

The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. During the year ended December 31, 2021, insurance recoveries of $5 million associated with property and equipment were received and recorded as a reduction of property losses and associated expenses.

Property losses and associated expenses, net of insurance recoveries, for the year ended December 31, 2021 was comprised of the following (in thousands):

Impairment of equipment	$4,202
Impairment of inventory	950
Repairs and maintenance expenses	3,716
Salaries and benefits for cleaning and repairing facilities	1,500
Total property losses and associated expenses	10,368
Less: Insurance recoveries received	(5,000)
Property losses and associated expenses, net of insurance recoveries	$5,368

29. Subsequent Event
Baclofen Franchise Acquisition
On December 30, 2021, the Company entered into an asset purchase agreement with certain entities affiliated with Saol International Limited (collectively, “Saol”), a private specialty pharmaceutical company, pursuant to which it agreed to acquire Saol’s baclofen franchise, including Lioresal®, LYVISPAH™, and a pipeline product under development (the “Saol Acquisition”). The Saol Acquisition expands the Company’s commercial institutional and specialty portfolio in neurology while adding commercial infrastructure in advance of its entry into the biosimilar institutional market. The transaction closed on February 9, 2022.
Consideration for the Saol Acquisition includes $85 million, paid at closing with cash on hand, and contingent royalty payments based on annual net sales for certain acquired assets, beginning in 2023. Cash paid at closing included $1 million for inventory acquired in excess of the normalized level, as defined in the asset purchase agreement. The Company is evaluating the accounting for the transaction. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1
Business Combination Agreement, dated as of October 17, 2017, by and among Amneal Pharmaceuticals LLC, Impax Laboratories, Inc., Atlas Holdings, Inc. and K2 Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed on May 7, 2018).

2.1.1
Amendment No. 1, dated as of November 21, 2017, to the Business Combination Agreement, dated as of as of October 17, 2017, by and among Amneal Pharmaceuticals LLC, Impax Laboratories, Inc., Atlas Holdings, Inc. and K2 Merger Sub Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, filed on May 7, 2018).

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

2.5	Share Purchase Agreement, dated November 2, 2021, by and among Puniska Healthcare Pvt. Ltd. and Amneal Pharmaceuticals Private Limited. * ***

2.6
Asset Purchase Agreement, dated December 30, 2021, by and among Amneal Pharmaceuticals LLC and Saol Therapeutics (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

3.1
Second Amended and Restated Certificate of Incorporation of Amneal Pharmaceuticals, Inc. adopted as of May 5, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).

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

10.5.1
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Amneal Pharmaceuticals LLC, dated as of February 14, 2019, with effect as of May 4, 2018 incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 1, 2019.

10.6
Tax Receivable Agreement, dated as of May 4, 2018, by and among Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC and the Members of Amneal Pharmaceuticals LLC from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 7, 2018).

10.7
Form of Indemnification and Advancement Agreement for the directors and officers of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 7, 2018). †

10.8
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 7, 2018). †

10.9
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 7, 2018). †

10.10
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 1, 2019). †

10.11
Amneal Pharmaceuticals Inc. 2018 Incentive Award Plan (amended and restated) (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on August 17, 2020). †

10.12
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021).†

10.13
Employment Agreement, dated January 24, 2018, by and among Amneal Pharmaceuticals LLC, Amneal Holdings, LLC and Andrew Boyer (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed on May 7, 2018).†

10.13.1
Modification No. 1 to Employment Agreement, dated July 29, 2020, by and among Amneal Pharmaceuticals Inc. and Andrew Boyer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).†

10.14
Unsecured Promissory Note, dated as of May 7, 2018, issued by Amneal Pharmaceuticals LLC to the Sellers (as defined therein) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on May 7, 2018).

10.15
Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed on May 7, 2018).†

10.15.1
Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed on May 7, 2018).†

10.16
Second Amended and Restated Stockholders Agreement, dated as of December 16, 2017, among Atlas Holdings, Inc., Amneal Pharmaceuticals Holdings Company LLC, AP Class D Member, LLC, AP Class E Member, LLC and AH PPU Management, LLC (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed on May 7, 2018).

10.17
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

10.18
Form of Tripartite Letter Agreement Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019).

10.19
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

10.21	Amended and Restated Operating Agreement of Rondo Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.22
Revolving Credit and Term Loan Agreement, dated as of January 31, 2020, by and among Rondo Intermediate Holdings and LLC and Rondo Holdings, LLC, the lenders from time to time party thereto, and Trust Bank, as Administrative Agent (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.23
Guaranty and Security Agreement, dated as of January 31, 2020, by and among Rondo Intermediate Holdings, LLC, and Rondo Holdings, LLC, AvKARE, R&S Northeast, and the Administrative Agent (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

10.24
Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020). †

10.25
Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Joseph Todisco, dated as of July 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).†

10.26
Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated as of July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).†

10.27
Amneal Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended and restated on May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 9, 2021).†

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
***    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Date: March 1, 2022	Amneal Pharmaceuticals, Inc.

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co- Chief Executive Officer and Director	March 1, 2022
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co- Chief Executive Officer and Director	March 1, 2022
Chintu Patel	(Co-Principal Executive Officer)

/s/ Anastasios Konidaris	Executive Vice President, Chief Financial Officer	March 1, 2022
Anastasios Konidaris	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		March 1, 2022
Paul M. Meister	Chairman of the Board and Director

/s/ Jeffrey P. George		March 1, 2022
Jeffrey P. George	Director

/s/ Emily Peterson Alva		March 1, 2022
Emily Peterson Alva	Director

/s/ J. Kevin Buchi		March 1, 2022
J. Kevin Buchi	Director

/s/ John J. Kiely, Jr.		March 1, 2022
John J. Kiely, Jr.	Director

/s/ Ted Nark		March 1, 2022
Ted Nark	Director

/s/ Gautam Patel		March 1, 2022
Gautam Patel	Director

/s/ Shlomo Yanai		March 1, 2022
Shlomo Yanai	Director