Form 10-Q
period 2022-03-31
Amneal Pharmaceuticals, Inc.
filed 2022-05-06
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 25, 2022, there were 150,807,252 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of our control. Investors should realize that if underlying assumptions prove inaccurate, known or unknown risks or uncertainties materialize, or other factors or circumstances change, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements.

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
•our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods and any associated supply chain disruptions;
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
•changes to Food and Drug Administration product approval requirements;
•the impact of healthcare reform and changes in coverage and reimbursement levels by governmental authorities and other third-party payers;
•our dependence on third-party agreements for a portion of our product offerings;
•the impact of global economic conditions, including any economic effects stemming from adverse geopolitical events, an economic downturn and inflation rates;
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
•the high concentration of ownership of our Class A common stock and the fact that we are controlled by a group of stockholders, together with their affiliates and certain assignees, who owned Amneal Pharmaceuticals, LLC when it was a private company; and

•such other factors as may be set forth elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, particularly in the section 1A. Risk Factors and our public filings with the SEC.

Investors should carefully read our Annual Report on Form 10-K for the year ended December 31, 2021, including the section 1A. Risk Factors, for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenue	$497,633	$493,105
Cost of goods sold	323,062	301,543
Gross profit	174,571	191,562
Selling, general and administrative	98,665	90,726
Research and development	52,798	48,182
Intellectual property legal development expenses	764	3,582
Acquisition, transaction-related and integration expenses	434	2,802
Credit related to legal matters, net	(2,326)	—
Restructuring and other charges	731	363
Change in fair value of contingent consideration	200	—
Operating income	23,305	45,907
Other (expense) income:
Interest expense, net	(33,335)	(33,885)
Foreign exchange (loss) gain, net	(2,013)	2,088
Other income, net	2,122	794
Total other expense, net	(33,226)	(31,003)
(Loss) income before income taxes	(9,921)	14,904
(Benefit from) provision for income taxes	(3,461)	359
Net (loss) income	(6,460)	14,545
Less: Net loss (income) attributable to non-controlling interests	4,742	(7,839)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(1,718)	6,706
Accretion of redeemable non-controlling interest	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(2,156)	$6,706

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.04
Weighted-average common shares outstanding:
Basic	149,892	148,013
Diluted	149,892	151,220

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income
(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(6,460)	$14,545
Less: Net loss (income) attributable to non-controlling interests	4,742	(7,839)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(1,718)	6,706
Accretion of redeemable non-controlling interest	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(2,156)	6,706
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(4,079)	(6,366)
Unrealized gain on cash flow hedge, net of tax	53,624	20,772
Less: Other comprehensive income attributable to non-controlling interests	(24,955)	(7,302)
Other comprehensive income attributable to Amneal Pharmaceuticals, Inc.	24,590	7,104
Comprehensive income attributable to Amneal Pharmaceuticals, Inc.	$22,434	$13,810

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$210,477	$247,790
Restricted cash	6,068	8,949
Trade accounts receivable, net	538,309	662,583
Inventories	512,241	489,389
Prepaid expenses and other current assets	121,408	110,218
Related party receivables	1,175	1,179
Total current assets	1,389,678	1,520,108
Property, plant and equipment, net	500,911	514,158
Goodwill	602,893	593,017
Intangible assets, net	1,209,818	1,166,922
Operating lease right-of-use assets	37,675	39,899
Operating lease right-of-use assets - related party	19,846	20,471
Financing lease right-of-use assets	64,204	64,475
Other assets	63,943	20,614
Total assets	$3,888,968	$3,939,664
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$539,734	$583,345
Current portion of long-term debt, net	30,523	30,614
Current portion of operating lease liabilities	9,901	9,686
Current portion of operating and financing lease liabilities - related party	2,692	2,636
Current portion of financing lease liabilities	3,233	3,101
Related party payables - short term	15,960	47,861
Total current liabilities	602,043	677,243
Long-term debt, net	2,672,661	2,680,053
Note payable - related party	38,443	38,038
Operating lease liabilities	30,378	32,894
Operating lease liabilities - related party	18,093	18,783
Financing lease liabilities	60,286	60,251
Related party payables - long term	10,371	9,619
Other long-term liabilities	32,866	38,903
Total long-term liabilities	2,863,098	2,878,541
Commitments and contingencies (Notes 5 and 13)
Redeemable non-controlling interests	16,420	16,907
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued at both March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2022 and December 31, 2021; 150,775 and 149,413 shares issued at March 31, 2022 and December 31, 2021, respectively	1,506	1,492
Class B common stock, $0.01 par value, 300,000 shares authorized at March 31, 2022 and December 31, 2021; 152,117 shares issued at both March 31, 2022 and December 31, 2021	1,522	1,522
Additional paid-in capital	666,799	658,350
Stockholders' accumulated deficit	(278,353)	(276,197)
Accumulated other comprehensive loss	(349)	(24,827)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	391,125	360,340
Non-controlling interests	16,282	6,633
Total stockholders' equity	407,407	366,973
Total liabilities and stockholders' equity	$3,888,968	$3,939,664
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(6,460)	$14,545
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,815	55,549
Unrealized foreign currency loss (gain)	3,140	(1,970)
Amortization of debt issuance costs and discount	2,195	2,183
Stock-based compensation	8,065	5,330
Inventory provision	3,578	16,021
Change in fair value of contingent consideration	200	—
Other operating charges and credits, net	1,155	1,431
Changes in assets and liabilities:
Trade accounts receivable, net	124,268	108,385
Inventories	(25,549)	(20,283)
Prepaid expenses, other current assets and other assets	(4,423)	602
Related party receivables	4	301
Accounts payable, accrued expenses and other liabilities	(48,777)	(37,226)
Related party payables	5,132	3,260
Net cash provided by operating activities	120,343	148,128
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,793)	(11,776)
Deposits for future acquisition of property, plant, and equipment	(1,888)	(917)
Acquisition of business	(84,714)	—
Net cash used in investing activities	(97,395)	(12,693)
Cash flows from financing activities:
Payments of principal on debt, financing leases and other	(9,796)	(23,630)
Proceeds from exercise of stock options	111	676
Employee payroll tax withholding on restricted stock unit vesting	(3,001)	(2,102)
Tax distributions to non-controlling interests	(3,164)	—
Acquisition of redeemable non-controlling interest	(1,722)	—
Payments of deferred consideration for acquisitions - related party	(43,998)	—
Payments of principal on financing lease - related party	—	(93)
Repayment of related party note	—	(1,000)
Net cash used in financing activities	(61,570)	(26,149)
Effect of foreign exchange rate on cash	(1,572)	(593)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(40,194)	108,693
Cash, cash equivalents, and restricted cash - beginning of period	256,739	347,121
Cash, cash equivalents, and restricted cash - end of period	$216,545	$455,814
Cash and cash equivalents - end of period	$210,477	$452,097
Restricted cash - end of period	6,068	3,717
Cash, cash equivalents, and restricted cash - end of period	$216,545	$455,814
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,289	$29,917
Cash paid for income taxes, net	$4,387	$733
Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$3,284	$9,757
Contingent consideration for acquisition	$8,796	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(1,718)	—	(7,099)	(8,817)	2,357
Foreign currency translation adjustments	—	—	—	—	—	—	(2,024)	(2,055)	(4,079)	—
Stock-based compensation	—	—	—	—	8,065	—	—	—	8,065	—
Exercise of stock options	7	—	—	—	65	—	—	46	111	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,355	14	—	—	319	—	(112)	(3,365)	(3,144)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	26,614	27,010	53,624	—
Tax distributions, net	—	—	—	—	—	—	—	(4,443)	(4,443)	(2,005)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,722)
Balance at March 31, 2022	150,775	$1,506	152,117	$1,522	$666,799	$(278,353)	$(349)	$16,282	$407,407	$16,420

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	6,706	—	6,043	12,749	1,796
Foreign currency translation adjustments	—	—	—	—	—	—	(3,139)	(3,227)	(6,366)	—
Stock-based compensation	—	—	—	—	5,330	—	—	—	5,330	—
Exercise of stock options	244	2	—	—	677	—	(34)	31	676	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	797	8	—	—	64	—	(113)	(2,108)	(2,149)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	10,243	10,529	20,772	—
Tax distributions	—	—	—	—	—	—	—	(9,236)	(9,236)	(521)
Balance at March 31, 2021	148,715	$1,485	152,117	$1,522	$634,484	$(280,115)	$(34,361)	$43,693	$366,708	$13,079

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
In 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company. In 2020, Amneal acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively, the “Rondo Acquisitions”). AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
The group of investors, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”) held 50.2% of Amneal Common Units and the Company held the remaining 49.8% as of March 31, 2022.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with Amneal’s annual audited financial statements for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2022, cash flows for the three months ended March 31, 2022 and 2021 and the results of its operations, its comprehensive income and its changes in stockholders’ equity for the three months ended March 31, 2022 and 2021. The consolidated balance sheet data at December 31, 2021 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
Except for the updates included in this Note, the accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2021 Annual Report on Form 10-K.
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
Saol Baclofen Franchise Acquisition
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
Consideration for the Saol Acquisition included $84.7 million, paid at closing with cash on hand, and contingent royalty payments based on annual net sales for certain acquired assets, beginning in 2023. Cash paid at closing included $1.1 million for inventory acquired in excess of the normalized level, as defined in the asset purchase agreement (working capital adjustment).
For the three months ended March 31, 2022, the Company incurred $0.1 million in transaction costs associated with the Saol Acquisition, which was recorded in acquisition, transaction-related and integration expenses.
The Saol Acquisition was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer. The preliminary purchase price was calculated as follows (in thousands):

Cash	$84,714
Contingent consideration (royalties) (1)	8,796
Fair value of consideration transferred	$93,510
(1)The estimated fair value of contingent consideration on the acquisition date was $8.8 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, projected year of payments and expected net product sales. Refer to Note 10. Fair Value Measurements, for additional information on the methodology and determination of this liability.

The following is a summary of the preliminary purchase price allocation for the Saol Acquisition (in thousands):

Preliminary Fair Values as of February 9, 2022
Inventory	$2,162
Prepaid expenses and other current assets	98
Goodwill	7,553
Intangible assets	83,815
Total assets acquired	93,628
Accounts payable and accrued expenses	118
Fair value of consideration transferred	$93,510
The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$83,815	11.6
The estimated fair value of the identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Saol Acquisition on February 9, 2022.
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. Of the total goodwill acquired in connection with the Saol Acquisition, $5.2 million was allocated to the Company’s Generics segment and $2.4 million was allocated to the Specialty segment.
From the acquisition date of February 9, 2022 to March 31, 2022, the Saol Acquisition contributed net revenues and an operating loss of $2.9 million and $0.1 million, respectively.
Puniska Healthcare Pvt. Ltd.
On November 2, 2021, the Company entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India, and land in a transaction valued at $93.0 million (the “Puniska Acquisition”). Upon execution of the agreement, the Company paid $72.9 million with cash on hand for approximately 74% of the equity interests of Puniska. Upon approval of the transaction by the government of India in March 2022, the Company paid, with cash on hand, an additional $1.7 million for the remaining 26% of the equity interests of Puniska (included in redeemable non-controlling interests in the Company’s consolidated balance sheet as of December 31, 2021) and $14.2 million for the satisfaction of a preexisting payable to the sellers (included in related party payables-short term in the Company’s consolidated balance sheet as of December 31, 2021). During December 2021, the Company paid $4.3 million with cash on hand for land associated with the Puniska Acquisition.
There were no transaction costs associated with the Puniska Acquisition for the three months ended March 31, 2022 or 2021.

The Puniska Acquisition, excluding the land acquired in December 2021, was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer. The preliminary purchase price was calculated as follows (in thousands):

Cash (1)	$72,880
Payable to sellers (2)	14,162
Fair value of consideration transferred	$87,042
(1)     Cash includes the payment made upon execution of the agreement.
(2)     Due to the short-term nature of that payable to the sellers, the principal amount approximates fair value.
The following is a summary of the preliminary purchase price allocation for the Puniska Acquisition (in thousands):

Fair Values as of November 2, 2021
Cash	$165
Trade accounts receivable, net	232
Inventories	1,092
Prepaid expenses and other current assets	4,473
Property, plant and equipment	53,423
Goodwill	30,091
Operating lease-right-of-use assets	234
Other assets	1,303
Total assets acquired	91,013
Accounts payable and accrued expenses	1,732
Operating lease liabilities	234
Other long-term liabilities	263
Total liabilities assumed	2,229
Redeemable non-controlling interests	1,742
Fair value of consideration transferred	$87,042
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
On April 2, 2021, the Company completed the KSP Acquisition.  Under the terms of the transaction, the cash portion of the consideration was $104.5 million, comprised of a purchase price of $100.1 million (including initial and deferred consideration) and a working capital adjustment of $4.4 million.  The initial cash purchase price was funded by cash on hand. For further detail of the purchase price, refer to the table below.
Transaction costs associated with the KSP Acquisition were $1.2 million for the three months ended March 31, 2021 (none for the three months ended March 31, 2022).
The KSP Acquisition was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer.

The purchase price was calculated as follows (in thousands):

Cash, including working capital payments	$74,440
Deferred consideration (1)	30,099
Contingent consideration (regulatory milestones) (2)	500
Contingent consideration (royalties) (2)	5,200
Settlement of Amneal trade accounts payable due to KSP (3)	(7,117)
Fair value consideration transferred	$103,122

(1)The deferred consideration was stated at the fair value estimate of $30.1 million, which is the $30.5 million contractually stated amount less a $0.4 million discount. The deferred consideration consisted of $30.0 million, which the Company paid in January 2022 and $0.5 million, which the Company expects to pay during the three months ending June 30, 2022. As the deferred consideration is non-interest bearing, the Company, using guideline companies and market borrowings with comparable risk profiles, discounted the deferred consideration at 1.7% over the period from April 2, 2021 to the maturity dates, for a fair value of $30.1 million on the date of acquisition. This discount was amortized to interest expense over the life of the deferred consideration utilizing the effective interest rate method.

(2)    Kashiv is eligible to receive up to an additional $8.0 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the amount of aggregate annual net sales for certain future pharmaceutical products. The estimated fair value of contingent consideration on the acquisition date was $5.7 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, probability of achievement of milestones, projected year of payments and expected net product sales. Refer to Note 10. Fair Value Measurements, for additional information on the methodology and determination of this liability.

(3)    Represented trade accounts payable due to KSP that were effectively settled upon closing of the KSP Acquisition.
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
Total acquired intangible assets of $56.4 million were comprised of marketed product rights of $29.4 million and in-process research and development (“IPR&D”) of $27.0 million.

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$29,400	5.9
The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach”, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management’s best estimates as of the closing date of the KSP Acquisition on April 2, 2021.
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
Goodwill is calculated as the excess of the consideration transferred and fair value of the non-controlling interests over the net assets recognized. Of the total goodwill acquired in connection with the KSP Acquisition, $40.8 million was allocated to the Company’s Generics segment and $2.7 million was allocated to the Specialty segment.
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
Concentration of Revenue
The following table summarizes revenues from each of our customers which individually accounted for 10% or more of our total net revenues:

	Three Months Ended March 31,
	2022	2021
Customer A	19%	20%
Customer B	18%	19%
Customer C	23%	26%
Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three months ended March 31, 2022 and 2021 are set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Generics
Anti-Infective	$6,245	$5,913
Hormonal/ Allergy	96,368	106,703
Antiviral (1)	10,571	(7,941)
Central Nervous System	81,125	96,291
Cardiovascular System	23,453	35,311
Gastroenterology	16,620	19,458
Oncology	17,208	19,030
Metabolic Disease/Endocrine	11,233	6,557
Respiratory	5,665	8,178
Dermatology	13,477	12,878
Other therapeutic classes	35,360	9,731
International and other	422	399
Total Generics net revenue	317,747	312,508
Specialty
Hormonal/ Allergy	19,419	16,796
Central Nervous System	58,168	67,711
Gastroenterology	70	—
Other therapeutic classes	7,429	11,424
Total Specialty net revenue	85,086	95,931
AvKARE
Distribution	60,263	45,499
Government Label	24,459	31,072
Institutional	6,315	5,179
Other	3,763	2,916
Total AvKARE net revenue	94,800	84,666
Total net revenue	$497,633	$493,105
(1) Antiviral net revenue for the three months ended March 31, 2021 reflected lower demand and increased returns activity for Oseltamivir (generic Tamiflu®) above historical levels due to decreased influenza activity during the COVID-19 pandemic.

A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2022 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2021	$503,902	$23,642	$161,978	$85,737
Provision related to sales recorded in the period	728,830	24,852	19,207	18,452
Credits/payments issued during the period	(861,717)	(25,920)	(25,629)	(35,313)
Balance at March 31, 2022	$371,015	$22,574	$155,556	$68,876

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
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L. for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. The Company will be the exclusive partner in the U.S. market. The Company will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78.0 million. For the three months ended March 31, 2021, the Company expensed a milestone of $2.0 million to research and development expense under this agreement (none for the three months ended March 31, 2022).
On April 13, 2022, the Food and Drug Administration (“FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval, the Company incurred a milestone payment of $10 million in the second quarter of 2022.
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 15. Related Party Transactions in this Form 10-Q and the Company’s 2021 Annual Report on Form 10-K
6. (Loss) Earnings per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(2,156)	$6,706
Denominator:
Weighted-average shares outstanding - basic	149,892	148,013
Effect of dilutive securities:
Stock options	—	792
Restricted stock units	—	2,415
Weighted-average shares outstanding - diluted	149,892	151,220
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.04

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
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of class A common stock (in thousands):

	Three Months Ended March 31,
	2022		2021
Stock options	3,035	(1)	347	(3)
Restricted stock units	11,430	(1)	—
Performance stock units	7,947	(1)	5,124	(4)
Shares of class B common stock	152,117	(2)	152,117	(2)
(1)Excluded from the computation of diluted loss per share of class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the three months ended March 31, 2022.
(2)Shares of class B common stock are considered potentially dilutive shares of class A common stock. Shares of class B common stock have been excluded from the computations of diluted (loss) earnings per share because the effect of their inclusion would have been anti-dilutive under the if-converted method.
(3)Excluded from the computation of diluted earnings per share of class A common stock because the exercise price of the stock options exceeded the average market price of the class A common stock during the periods (out-of-the-money.
(4)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met.

7. Income Taxes
For the three months ended March 31, 2022, the Company’s (benefit from) provision for income taxes and effective tax rates were $(3.5) million and 34.9%, respectively, compared to $0.4 million and 2.4%, respectively, for the three months ended March 31, 2021. The period-over-period change in the (benefit from) provision for income taxes was primarily related to an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits.
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019, it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2021.  As a result of the initial September 30, 2019 and December 31, 2021 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross deferred tax assets (“DTAs”) and, therefore, maintained its valuation allowance. As of December 31, 2021, this valuation allowance was $416.6 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of March 31, 2022, based on its evaluation of available positive and negative evidence, the Company maintained its position with respect to the valuation allowance.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted

above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of March 31, 2022, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of March 31, 2022, the contingent liability associated with the TRA was approximately $206.3 million.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal Common Units sold or exchanged for the Company's class A common stock, the price of the Company's class A common stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to March 31, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206.3 million contingent liability as of March 31, 2022 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations.  However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA.  Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
8. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Gross accounts receivable	$933,577	$1,191,792
Allowance for credit losses	(1,679)	(1,665)
Contract charge-backs and sales volume allowances	(371,015)	(503,902)
Cash discount allowances	(22,574)	(23,642)
Subtotal	(395,268)	(529,209)
Trade accounts receivable, net	$538,309	$662,583
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	March 31, 2022	December 31, 2021
Customer A	31%	37%
Customer B	21%	24%
Customer C	31%	25%

9. Inventories
Inventories were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$212,849	$214,508
Work in process	64,519	47,802
Finished goods	234,873	227,079
Total inventories	$512,241	$489,389

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurement Based on
March 31, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Interest rate swap asset (1)	$42,151	$—	$42,151	$—
Deferred compensation plan liabilities (2)	$12,817	$—	$12,817	$—
Contingent consideration liabilities (3)	$14,896	$—	$—	$14,896
December 31, 2021
Liabilities
Interest rate swap liability (1)	$11,473	$—	$11,473	$—
Deferred compensation plan liabilities (2)	$13,883	$—	$13,883	$—
Contingent consideration liability (3)	$5,900	$—	$—	$5,900
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
(2)These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. As of March 31, 2022, contingent consideration liabilities of $6.1 million associated with the KSP Acquisition and $8.8 million associated with the Saol Acquisition were recorded within related party payables - long term and other long-term liabilities, respectively. As of December 31, 2021, a contingent consideration liability of $5.9 million associated with the KSP Acquisition was recorded within related party payables - long term. Refer to Note 3. Acquisitions for additional information related to contingent consideration associated with the KSP Acquisition and the Saol Acquisition.
There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2022.
Contingent consideration

On April 2, 2021, the Company completed the KSP Acquisition, which provides for contingent milestone payments of up to an aggregate of $8.0 million (undiscounted) upon the achievement of certain regulatory milestones, as well as contingent royalty payments that are tiered depending on the aggregate annual net sales for certain future pharmaceutical products.

On February 9, 2022, the Company completed the Saol Acquisition, which provides for contingent royalty payments that are tiered depending on the aggregate annual net sales for certain pharmaceutical products, beginning in 2023.

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2022
Balance, beginning of period	$5,900
Addition due to the Saol Acquisition	8,796
Change in fair value during the period	200
Balance, end of period	$14,896

The fair value measurement of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future sales of the acquired products. The contingent consideration liabilities were estimated by applying a probability-weighted expected payment model for contingent milestone payments and Monte Carlo simulation models for contingent royalty payments, which were then discounted to present value. Changes to the fair values of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined.

The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of March 31, 2022:

Contingent Consideration Liability	Fair Value as of March 31, 2022 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones (KSP Acquisition)	$500	Discount rate	4.3%	-	6.0%	4.5%
		Probability of payment	1.8%	-	20.0%	16.7%
		Projected year of payment	2023	-	2027	2023
Royalties (KSP Acquisition)	$5,600	Discount rate	11.5%	-	11.5%	11.5%
		Probability of payment	1.8%	-	20.0%	18.0%
		Projected year of payment	2023	-	2032	2029
Royalties (Saol Acquisition)	$8,796	Discount rate	16.9%		16.9%	16.9%
		Projected year of payment	2023		2037	2027

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan, as defined in Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at both March 31, 2022 and December 31, 2021 was approximately $2.6 billion.
The Rondo Term Loan, as defined in Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at March 31, 2022 and December 31, 2021 was $136.7 million and $139.0 million, respectively.
The Sellers Notes are in the Level 2 category within the fair value level hierarchy. The carrying value of the Sellers Notes at March 31, 2022 and December 31, 2021 was $38.3 million and $38.0 million, respectively, approximated their fair values.
Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the three months ended March 31, 2022 and 2021.
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
Interest Rate Derivative – Cash Flow Hedge
The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with the Term Loan.
As of March 31, 2022, the total gain, net of income taxes, related to the Company’s cash flow hedge was $42.2 million, of which $20.8 million was recognized in accumulated other comprehensive loss and $21.4 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$42,151	Other long-term liabilities	$11,473

12. Goodwill and Other Intangible Assets
The changes in goodwill for the three months ended March 31, 2022 and for the year ended December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of period	$593,017	$522,814
Goodwill acquired during the period	7,553	70,584
Adjustment during the period for Puniska Acquisition	3,075	—
Currency translation	(752)	(381)
Balance, end of period	$602,893	$593,017
As of March 31, 2022, $366.3 million, $167.1 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2021, $363.9 million, $159.6 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the three months ended March 31, 2022, goodwill acquired during the period was associated with the Saol Acquisition. For the year ended December 31, 2021, goodwill acquired during the period was associated with the Puniska Acquisition and the KSP Acquisition. Refer to Note 3. Acquisitions for additional information.
Intangible assets at March 31, 2022 and December 31, 2021 were comprised of the following (in thousands):

	March 31, 2022				December 31, 2021
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	8.3	$1,205,374	$(471,785)	$733,589	$1,122,612	$(436,902)	$685,710
Other intangible assets	4.7	133,800	(62,996)	70,804	133,800	(58,013)	75,787
Subtotal		$1,339,174	$(534,781)	$804,393	$1,256,412	$(494,915)	$761,497
In-process research and development		405,425	—	405,425	405,425	—	405,425
Total intangible assets		$1,744,599	$(534,781)	$1,209,818	$1,661,837	$(494,915)	$1,166,922
During the three months ended March 31, 2022, the Company recognized $83.8 million of product rights intangible assets associated with the Saol Acquisition. Product rights are amortized to cost of goods sold over their estimated useful lives. Refer to Note 3. Acquisitions for additional information.

Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization	$40,919	$41,672
The following table presents future amortization expense for the next five years and thereafter, excluding $405.4 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2022	$126,846
2023	156,567
2024	148,179
2025	110,773
2026	64,159
Thereafter	197,869
Total	$804,393
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
13. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 5. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 15. Related Party Transactions for additional information.

Contingencies
Legal Proceedings
The Company's legal proceedings are complex, constantly evolving, and subject to uncertainty. As such, the Company cannot predict the outcome or impact of the legal proceedings set forth below. Additionally, the Company is subject to legal proceedings that are not set forth below. While the Company believes it has valid claims and/or defenses to the matters described below, the nature of litigation is unpredictable, and the outcome of the following proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues for a potential loss. When the Company has a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, the Company records the loss at the low end of the range. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is unable at this time to estimate the possible loss or the range of loss, if any, associated with such legal proceedings and claims.
The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. For the three months ended March 31, 2022, the Company recorded a net credit of $2.3 million consisting of an insurance recovery of $4 million, partially offset by charges for legal proceedings (none for the three months ended March 31, 2021). As of March 31, 2022, and December 31, 2021, the Company recorded total liabilities for legal proceedings of $59.7 million and $58.0 million, respectively, of which $37.0 million and $33.0 million, respectively, were recorded for securities class actions covered by insurance (refer to Securities Class Actions below and Note 17. Prepaid Expenses and Other Current Assets for additional information). An insurance recovery will be recorded in the period in which it is probable the recovery will be realized.
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
The uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. For the Company’s Generics segment, the potential consequences in the event of an unfavorable outcome in such litigation include delaying the launch of its generic products until patent expiration. If the Company were to launch its generic product prior to successful resolution of a patent litigation, the Company could be liable for potential damages measured by the profits lost by the branded product manufacturer rather than the profits earned by the Company if it is found to infringe a valid, enforceable patent, or enhanced treble damages in cases of willful infringement. For the Company’s Specialty segment, an unfavorable outcome may significantly accelerate generic competition ahead of expiration of the patents covering the Company’s branded products. All such litigation typically involves significant expense.
The Company is generally responsible for all the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements. The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.
Patent Defense Matter

Biogen International GMBH, et al. v. Amneal Pharmaceuticals LLC, et al. (Dimethyl Fumarate)

In June 2017, Biogen International GMBH (“Biogen”) filed suit against Amneal and various other generic manufacturers in the United States District Court for the District of Delaware (“D. Del.”) alleging patent infringement based on the filing of ANDAs by Amneal and others for generic alternatives to Biogen’s Tecfidera® (dimethyl fumarate) capsules product (Biogen International GMBH, et al. v. Amneal Pharmaceuticals LLC, et al., No. 1:17-cv-00823-MN). Biogen also filed suit in June 2017 against Mylan Pharmaceuticals Inc. (“Mylan”) in the United States District Court for the Northern District of West Virginia (“N.D. W. Va.”) relating to Mylan’s own ANDA for Tecfidera®. On June 18, 2020, the N.D. W. Va. court issued an order finding the sole Biogen patent at issue invalid. Biogen appealed the order (the “Mylan Appeal”) to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On September 22, 2020, the D. Del. court entered judgment in favor of the defendants (including Amneal), adopting the finding of invalidity made by the N.D. W. Va. court. Biogen appealed the D. Del. Order (“the Amneal Consolidated Appeal”). On November 30, 2021, the Federal Circuit affirmed the N.D. W. Va. court’s order that Biogen’s patent is invalid, and, on March 23, 2022, issued a mandate in the Mylan Appeal. The Amneal Consolidated Appeal is currently stayed; Biogen intends to file a writ of certiorari in the Mylan Appeal and has requested that the Federal Circuit continue the stay in the Amneal Consolidated Appeal. Amneal has requested the Federal Circuit to apply the judgment in the Mylan Appeal to the Amneal Consolidated Appeal, which will dispose of the Amneal Consolidated Appeal.

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

On July 12, 2019, the Company received a CID from the FTC concerning an August 2017 settlement agreement between Impax and Endo, which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the above-referenced June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the United States District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, which the District Court granted on March 24, 2022. The District Court’s decision is still subject to appeal. The Company believes it has strong defenses to the FTC’s allegations and intends to vigorously defend the action, however, no assurance can be given as to the timing or outcome of the litigation.
Opana ER® Antitrust Litigation

From June 2014 to April 2015, several complaints styled as class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) of Opana ER® were filed against Endo and Impax.

In December 2014, the United States Judicial Panel on Multidistrict Litigation (the “JPML”) transferred the actions to the United States District Court for the Northern District of Illinois (“N.D. Ill.”) for coordinated pretrial proceedings, as In Re: Opana ER Antitrust Litigation (MDL No. 2580) (“MDL”). In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with Impax to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages, and equitable relief, including disgorgement and restitution. On March 25, 2019, plaintiffs filed motions for class certification and served expert reports. Defendants’ oppositions to class certification and expert reports were filed and served on August 29, 2019. On April 15, 2020, defendants filed motions for summary judgment and each side moved to exclude certain opposing experts. On June 4, 2021, the MDL court granted the end-payor plaintiffs’ and direct purchaser plaintiffs’ class certification motions. Defendants appealed certification of the end-payor plaintiffs’ class, and on July 13, 2021, the Seventh Circuit granted defendants’ petition and remanded the case to the MDL to consider specific issues regarding uninjured class members. On August 11, 2021, the MDL court entered an order certifying end-payor plaintiffs’ class with an amended class definition. On June 4, 2021, the MDL also denied defendants’ summary judgment motion except as to certain state law claims and issued an opinion excluding certain experts of both sides. Trial is currently scheduled for June 2022.
Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiff seeks, among other things, unspecified monetary damages, and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiff’s claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay and referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiff’s claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiff informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with plaintiff, subject to Court approval. On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company). The settlement is now subject to final approval from the Court. The Company anticipates a final determination regarding approval to be made after a trial as to the plaintiff’s claims against the non-settling parties. A trial date has not yet been set. The amount of the settlement was not material to the Company's consolidated financial statements.
Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, Impax received a subpoena and interrogations from the State of Connecticut Attorney General ("Connecticut AG") concerning its investigation into sales of Impax's generic product, digoxin. According to the Connecticut AG, the investigation concerned whether anyone engaged in a contract, combination, or conspiracy in restraint of trade or commerce which had the effect of (i) fixing, controlling, or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin. Impax cooperated in the investigation and produced documents and information in response to the subpoena in 2014 and 2015. However, no assurance can be given as to the timing or outcome of this investigation.

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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. On September 9, 2021, the State Attorneys General filed an Amended Complaint on behalf of California in addition to the original Plaintiff States. On March 30, 2022, the State of Alabama voluntarily dismissed all of its claims in the May 10, 2019, and the June 10, 2020, actions against all defendants, including the

Company, without prejudice. These lawsuits have been incorporated into MDL No. 2724. Fact and document discovery in MDL No. 2724 are proceeding. In May 2021, the court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020, complaint involving the Company. No final scheduling order has yet been issued for this matter.
On June 3, 2020, the Company and Impax were also named in a putative class action complaint filed in the Federal Court of Canada in Toronto, Ontario against numerous generic pharmaceutical manufacturers, on behalf of a putative class of individuals who purchased generic drugs in the private sector from 2012 to the present (Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20). The complaint alleges price fixing, among other claims, and has not progressed to date.
Prescription Opioid Litigation
The Company and certain of its affiliates have been named as defendants in various matters filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include state Attorneys General, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors, and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors and retail pharmacies as defendants, and there are numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors, and retail pharmacies in which the Company and its affiliates are not named.

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 914 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 115 state court cases pending in eleven states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except in New Mexico (September 2022) and Alabama (January 2023). Following a decision by the West Virginia Supreme Court of Appeals in June 2021, the trial court in West Virginia set trial dates for April (manufacturers), which is in process, July (distributors), and September (pharmacies) 2022, but the Company is not a defendant in the manufacturer trial and there is no current information indicating that the Company will be involved in the July and September trials.
Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with competitors to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In June 2021, Plaintiffs (New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund, and Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada, who had filed various motions to intervene as a plaintiff in the case) and defendants reached a tentative agreement to settle all claims in the case for $33.0 million, subject to certain terms and conditions and subject to court approval. The proposed settlement is covered in full by insurance (refer to Note 17. Prepaid Expenses and Other Current Assets). The district court entered an order granting preliminary approval of the settlement on November 22, 2021, and held a fairness hearing on March 31, 2022. An order on the motion for final approval is pending.

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018, amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiffs filed a motion for class certification on October 30, 2020, and in April 2021 filed a second amended complaint including similar allegations regarding a November 2017 registration statement and prospectus issued in connection with the Amneal/ Impax business combination. The Company’s motion to dismiss and Plaintiff’s motion for class certification are currently pending. In February 2022, the parties reached a tentative agreement to settle the claims, subject to, among other things, the negotiation and court approval of a definitive settlement agreement. On March 28, 2022, the parties executed a settlement agreement for $25 million that remains subject to, among other things, final court approval. A hearing on final approval is set for the week of August 15, 2022. For the three months ended March 31, 2022, the Company recorded an insurance recovery of $4.0 million related to this case (refer to Note 17. Prepaid Expenses and Other Current Assets).
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019, and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal amended tolling agreements with the USAO through approximately November 14, 2022. It is not currently possible to determine the exact outcome of these investigations.

On March 14, 2019, Amneal received a subpoena (the “Subpoena”) from the U.S. Attorney’s Office for the Southern District of Florida. The Subpoena requests information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company has cooperated and produced documents in response to the Subpoena. However, no assurance can be given as to the timing or outcome of the underlying investigation.

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not currently possible to determine the exact outcome of this investigation.

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 316 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage, and transportation. Plaintiffs filed amended complaints in February 2021, and Defendants filed various motions to dismiss the amended complaints in March 2021. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs have appealed the MDL court’s dismissal to the 11th Circuit Court of Appeals, which has consolidated the appeals of the personal injury cases.

On June 18, 2020, Amneal Pharmaceuticals LLC was named in a lawsuit filed in New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution, and injunctive relief. The Company filed a motion to dismiss on May 17, 2021, and filed a notice of supplemental authority based on the MDL court’s July 2021 dismissal order. The Court denied the motion on August 17, 2021. The Company filed a motion to dismiss based on lack of personal jurisdiction on January 26, 2022, which remains pending. On November 12, 2020, Amneal Pharmaceuticals LLC was named in a public nuisance and consumer protection lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore. Defendants removed the case to federal court and on April 1, 2021, the case was remanded to state court. On August 23, 2021, the Company filed a motion to dismiss, which was granted.

On October 1, 2021, Amneal Pharmaceuticals LLC, and Amneal Pharmaceuticals of New York, LLC, were named in a lawsuit filed in Pennsylvania state court along with twenty-five other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The Complaint tracks the dismissed master personal injury complaint from the MDL and was removed and subsequently transferred to the MDL on November 9, 2021. Although it has not occurred yet, the case will be remanded to Pennsylvania state court.

On February 8, 2022, plaintiff Gary Ross filed a lawsuit in Illinois state court naming Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC, along with twenty other defendants, including brand-name manufacturers, generic manufacturers, and retailers. The generic manufacturers filed a motion to dismiss on March 28, 2022.

On March 1, 2022, plaintiff Barbara Martin filed a lawsuit in Illinois state court naming Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals of New York, LLC, and Amneal Pharmaceuticals, Inc., along with seven other defendants, including brand-name manufacturers, generic manufacturers, and retailers. Plaintiff has attempted to serve only Amneal Pharmaceuticals of New York, LLC, and the Company intends to file a motion to dismiss.
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

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On May 20, 2021, the Court granted Defendants’ motion to dismiss the economic loss complaint, and Plaintiffs filed an amended complaint on June 21, 2021. Defendants again moved to dismiss, and the Court granted in part and denied in part Defendants’ second motion to dismiss. Initial discovery has begun. Additionally, medical monitoring class action complaints were filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment. These cases are currently stayed.

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

On October 29, 2021, three plaintiffs filed a complaint in the District Court of Douglas County, Nebraska asserting claims against Amneal based on the alleged presence of nitrosamines in metformin. On January 10, 2022, Amneal removed the case to the United States District Court for the District of Nebraska. (Conrad et al v. Amneal Pharmaceuticals, Inc., No. 22-cv-00011-BCB-SMB (D. Neb.)). Amneal moved to dismiss the complaint on March 3, 2022, and on March 31, 2022, plaintiffs filed an amended complaint.

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings consolidated as In re Xyrem (Sodium Oxybate) Antitrust Litigation (No. 5:20-md-02966-LHK). Plaintiffs filed a consolidated amended class complaint in March 2021, which Defendants moved to dismiss. On August 13, 2021, the Court granted in part and denied in part Defendants’ motion, dismissing the federal damages claims and several state-law claims, while permitting the remaining claims to proceed. Discovery is currently ongoing.

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal Pharmaceuticals LLC, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys in order to maintain higher prices, in violation of the antitrust laws. The Company, along with the other defendants, moved to dismiss for failure to state a claim, and on December 28, 2021, the Court granted the motion in full, with leave to amend. On January 18, 2022, Plaintiff filed its amended complaint, making substantively the same antitrust allegations, but alleging that the violations were effectuated by either a single overarching conspiracy or a series of bilateral conspiracies. The Company moved to dismiss the amended complaint for failure to state a claim. On March 30, 2022, the Court granted in part and denied in party defendants’ motion, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants.

Galeas v. Amneal Pharmaceuticals, Inc.

On July 27, 2021, Cesy Galeas filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York against Amneal Pharmaceuticals, Inc., alleging that the payment schedule for certain workers violated New York Labor Law. Specifically, the purported class, which presently consists of one named plaintiff contends that the Company paid the employees all owed wages, but did so bi-weekly, instead of weekly. In March 2022, the parties reached a tentative agreement to settle all claims for $1.2 million, subject to, among other things, the negotiation and court approval of a definitive settlement agreement. The Company recorded a $1.2 million charge associated with this matter for the three months ended March 31, 2022. The Company has not yet responded to the complaint in light of the foregoing tentative settlement agreement.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company is named as a nominal defendant. The suit alleges that the Company’s January 2021 acquisition of a 98% interest in KSP, then a wholly owned subsidiary of Kashiv, was unfair to the Company, that the defendant Directors breached fiduciary duties of loyalty and good faith in connection with the transaction, and that the transaction unjustly enriched Kashiv and certain of the defendants who had a financial interest in Kashiv. The suit, which is allegedly brought on the Company’s behalf, seeks among other remedies rescission of the transaction and unspecified monetary damages.
14. Segment Information
The Company has three reportable segments: Generics, Specialty, and AvKARE.
Generics
Generics develops, manufactures and commercializes complex oral solids, injectables, ophthalmics, liquids, topicals, softgels, inhalation products and transdermals across a broad range of therapeutic categories. Generics’ retail and institutional portfolio contains many difficult-to-manufacture products or products that have a high barrier-to-entry, such as oncologics, anti-infectives and supportive care products for healthcare providers.
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
Chief Operating Decision Markers
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
The tables below present segment information reconciled to total Company financial results, with segment operating income (loss) including gross profit less direct selling, general and administrative expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$317,747	$85,086	$94,800	$—	$497,633
Cost of goods sold	199,030	43,853	80,179	—	323,062
Gross profit	118,717	41,233	14,621	—	174,571
Selling, general and administrative	27,593	24,400	13,410	33,262	98,665
Research and development	43,221	9,577	—	—	52,798
Intellectual property legal development expenses (credit)	772	(8)	—	—	764
Acquisition, transaction-related and integration expenses	—	—	—	434	434
Charges (credit) related to legal matters, net	1,674	—	—	(4,000)	(2,326)
Restructuring and other charges	206		—	525	731
Change in fair value of contingent consideration	—	200	—	—	200
Operating income (loss)	$45,251	$7,064	$1,211	$(30,221)	$23,305

Three Months Ended March 31, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$312,508	$95,931	$84,666	$—	$493,105
Cost of goods sold	185,298	48,198	68,047	—	301,543
Gross profit	127,210	47,733	16,619	—	191,562
Selling, general and administrative	18,762	19,881	13,704	38,379	90,726
Research and development	36,117	12,065	—	—	48,182
Intellectual property legal development expenses	3,582	—	—	—	3,582
Acquisition, transaction-related and integration expenses	—	—	931	1,871	2,802
Restructuring and other charges	80	—	—	283	363
Operating income (loss)	$68,669	$15,787	$1,984	$(40,533)	$45,907

(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.

15. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage of any of such related parties. As of and for the three months ended March 31, 2022, there were no material changes to our related party agreements or relationships described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2021 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended March 31,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2022	2021
Kashiv Biosciences LLC
Parking space lease (1)	Cost of goods sold	$25	$25
Development and commercialization agreements - various products (1)	Research and development	—	32
Development and commercialization agreement - Filgrastim and PEG-Filgrastim - regulatory approval milestone for Filgrastim(1)	Selling, general and administrative	5,000	—
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate (1)	Research and development	17	643
Development and commercialization agreements - various products (2)	Research and development	—	(109)
Profit sharing - various products (2)	Cost of goods sold	—	2,680
Commercial product support for EluRyng and other products (2)	Inventory and cost of goods sold	—	1,239
K127 development and commercialization agreement (2)	Research and development	—	3,000
Transition services associated with the KSP Acquisition	Selling, general and administrative	—	300
Total		$5,042	$7,810

LAX Hotel, LLC (3)
Financing lease	Inventory and cost of goods sold	$—	$362
Interest component of financing lease	Interest expense	—	217
Total		$—	$579

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$526	$526
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$296	$287
PharmaSophia, LLC - research and development services income	Research and development	$(15)	$(257)
Fosun International Limited - license and supply agreement	Net revenue	$—	$—
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$458	$2,101
Tracy Properties LLC - operating lease	Selling, general and administrative	$135	$131
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$1,221	$1,143
AvPROP, LLC - operating lease	Selling, general and administrative	$40	$39
Tarsadia Investments, LLC - financial consulting services	Selling, general and administrative	$—	$—
Avtar Investments, LLC consulting services	Selling, general and administrative	$84	$—
TPG Operations, LLC consulting services	Selling, general and administrative	$19	$—
(1) Agreement between Amneal and Kashiv was not affected by the Acquisition of KSP (refer to Note 3. Acquisitions for additional information).
(2) Agreement between Amneal and Kashiv was acquired with KSP and has become a transaction among Amneal’s consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosure relates to the historical agreement as a related party transaction through April 2, 2021 (refer to Note 3. Acquisitions for additional information).
(3) During January 2021, LAX Hotel LLC sold its interests in the leased buildings to an unrelated third-party. Therefore, this lease was no longer a related party transaction subsequent to that date.

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	March 31, 2022	December 31, 2021
Kashiv - deferred consideration associated with the KSP Acquisition (1)	$500	$30,500
Kashiv - various agreements(2)	5,050	314
Sellers of Puniska - consideration for acquisition (3)	—	14,225
Apace Packaging LLC - packaging agreement	1,148	560
AzaTech Pharma LLC - supply agreement	919	1,783
Avtar Investments LLC - consulting services	59	37
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes (4)	442	442
Amneal non-controlling interests - tax distributions (5)	6,460	—
Rondo Class B unit holders - tax distributions (5)	1,375	—
R&S Solutions	7	—
Related party payables - short term	$15,960	$47,861

PharmaSophia, LLC - research and development agreement	$1,096	$1,081
Sellers of AvKARE LLC and R&S - state tax indemnification	52	68
Kashiv - various agreements	21	14
Apace Packaging, LLC - packaging agreement	6	16
Related party receivables - short term	$1,175	$1,179

Kashiv - contingent consideration (6)	$6,100	$5,900
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes (4)	4,271	3,719
Related party payables - long term	$10,371	$9,619
(1) As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included a contractually stated amount of deferred consideration of $30.5 million. The deferred consideration consisted of $30.0 million, which the Company paid during January 2022, and $0.5 million, which the Company expects to pay during the second quarter of 2022.
(2) $5.0 million was payable to Kashiv as of March 31, 2022 for regulatory approval of Filgrastim.
(3) As discussed in Note 3. Acquisitions, the purchase price for the Puniska Acquisition included $14.2 million due to the sellers for the satisfaction of a preexisting payable upon approval of the transaction by the government of India. The Company satisfied this liability in March 2022.
(4) Represents accrued interest on the Sellers Notes associated with the Rondo Acquisitions, as defined and discussed in Note 3. Acquisitions and Divestitures and Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K.
(5)    Refer to Note 16. Stockholders’ Equity and Redeemable Non-Controlling Interests.
(6)     The contingent consideration liability was associated with the KSP Acquisition. Refer to Note 3. Acquisitions for additional information.
Puniska Acquisition - Redeemable Non-Controlling Interests
The Company paid $1.7 million for the remaining 26% equity interest of Puniska (included in redeemable non-controlling interests in the Company’s consolidated balance sheet as of December 31, 2021) upon approval of the Puniska Acquisition by the government of India in March 2022.
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

Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. During the three months ended March 31, 2022 and 2021, the Company recorded net tax distributions of $4.4 million and $9.2 million, respectively, as a reduction of non-controlling interests.
As discussed in Note 3. Acquisitions, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company will attribute 2% of the net income or loss of KSP to the non-controlling interests.
Redeemable Non-Controlling Interests
As discussed in Note 1. Nature of Operations, the Company acquired a 65.1% controlling interest in both AvKARE, LLC and R&S in 2020.  The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest (“Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”).  Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met.  Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right.  The Rondo Class B Units are also redeemable by the holders upon a change in control.
Since the redemption of the Rondo Class B Units is outside of the Company's control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests. Upon closing of the Rondo Acquisitions, the redeemable non-controlling interests were recorded as a component of the fair value of consideration transferred at an estimated fair value of $11.0 million. The fair value of the redeemable non-controlling interests was estimated using the Monte-Carlo simulation approach under the option pricing framework, which considers the redemption rights of both the Company and the holders of the Rondo Class B Units.

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three months ended March 31, 2022 and 2021, the Company recorded tax distributions of $2.0 million and $0.5 million as a reduction of redeemable non-controlling interests, respectively.

Redeemable Non-Controlling Interests - Puniska

As discussed in Note 3. Acquisitions, the Company acquired 74% of the equity interests in Puniska on November 2, 2021. Amneal was required pursuant to the purchase agreement to acquire the remaining 26% of Puniska upon approval of the transaction by the government of India. Since approval of the government of India was outside of the Company’s control, upon closing of the Puniska Acquisition, the equity interests of Puniska that the Company did not own were presented outside of stockholders' equity as redeemable non-controlling interests. The Company attributed 26% of the net losses of Puniska to the redeemable non-controlling interests.
Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the three months ended March 31, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2020	$(14,497)	$(26,821)	$(41,318)
Other comprehensive loss before reclassification	(4,255)	20,972	16,717
Reallocation of ownership interests	(93)	(133)	(226)
Balance December 31, 2021	(18,845)	(5,982)	(24,827)
Other comprehensive loss before reclassification	(2,024)	26,614	24,590
Reallocation of ownership interests	(86)	(26)	(112)
Balance March 31, 2022	$(20,955)	$20,606	$(349)
17. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Deposits and advances	$1,595	$1,174
Prepaid insurance	4,841	7,962
Prepaid regulatory fees	2,539	3,710
Income and other tax receivables	10,466	8,850
Prepaid taxes	18,255	16,085
Other current receivables (1)	47,213	42,770
Other prepaid assets	23,562	17,309
Chargebacks receivable (2)	12,937	12,358
Total prepaid expenses and other current assets	$121,408	$110,218
(1)As discussed in Note 13. Commitments and Contingencies, the Company recorded receivables from insurers of $37.0 million and $33.0 million as of March 31, 2022 and December 31, 2021, respectively, associated with insured securities class action lawsuits.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

18. Other Assets

Other assets were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Interest rate swap (1)	$42,151	$—
Security deposits	4,245	3,895
Long-term prepaid expenses	6,886	5,896
Deferred revolving credit facility costs	1,345	1,603
Other long term assets	9,316	9,220
Total	$63,943	$20,614

(1)Refer to Note 10. Fair Value Measurements and Note 11. Financial Instruments for information about the Company’s interest rate swap.

19. Government Grants

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

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $132.3 million (based on conversion rates as of March 31, 2022), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments and (ii) a minimum percentage growth in sales of eligible products. The Company will recognize the related grant incentives in the consolidated statements of operations on a systematic basis over the term of the grant starting in the second quarter of 2022.

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
The group of investors, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”) held 50.2% of Amneal Common Units and the Company held the remaining 49.8% as of March 31, 2022.
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K and under the heading Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis for the three months ended March 31, 2022 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
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
For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, the pediatric exclusivity of the AstraZeneca patent licensed to Impax for Zomig® Nasal Spray expired in May 2021, and we lost market exclusivity in the fourth quarter of 2021.

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
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2021 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.
COVID-19 Pandemic
In March 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic. Governments and businesses around the world took unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of non-essential services.

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

Although not currently expected, any supply chain disruptions may significantly impact our 2022 results of operations and cash flows. Increasing infection rates and the introduction of new and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, could cause material disruptions to our global supply chains and cause labor shortages, as well as reduce the number of physician visits in general.

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
Inflation

While it is difficult to accurately measure the impact of inflation, we currently expect an inflationary impact of approximately $20 million for the year ending December 31, 2022. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue	$497,633	$493,105
Cost of goods sold	323,062	301,543
Gross profit	174,571	191,562
Selling, general and administrative	98,665	90,726
Research and development	52,798	48,182
Intellectual property legal development expenses	764	3,582
Acquisition, transaction-related and integration expenses	434	2,802
Credit related to legal matters, net	(2,326)	—
Restructuring and other charges	731	363
Change in fair value of contingent consideration	200	—
Operating income	23,305	45,907
Total other expense, net	(33,226)	(31,003)
(Loss) income before income taxes	(9,921)	14,904
(Benefit from) provision for income taxes	(3,461)	359
Net (loss) income	$(6,460)	$14,545
Net Revenue

Net revenue for the three months ended March 31, 2022 was $497.6 million, an increase of 1% as compared to $493.1 million for the three months ended March 31 2021. The increase from the prior year period was attributable to growth in our Generics and AvKARE segments, partially offset by a decline in our Specialty segment as follows:

•Net revenue growth in our Generics segment of $5.2 million during the three months ended March 31, 2022 compared to the prior year period was primarily due to new products launched in 2022 and 2021 that contributed revenue growth of $14.0 million, as well as volume growth. This increase was partially offset by continued price erosion.
•Specialty segment net revenue decreased $10.8 million during the thee months ended March 31, 2022 as compared to the prior year period, driven by the loss of exclusivity of Zomig® nasal spray as well as a decline in our other non-promoted products. Net revenue for our promoted products, including Rytary® and Unithroid®, declined 6% and increased 13%, respectively, due to the timing of shipments as prescription growth remained strong for both products.
•AvKARE net segment revenue grew $10.1 million during the thee months ended March 31, 2022 as compared to the prior year period due to growth in our distribution channel.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended March 31, 2022 increased 7%, or $21.5 million, to $323.1 million as compared to $301.5 million in the prior year period. The increase in cost of goods sold was primarily due to increased volume within Generics and AvKARE and a reduction in operating efficiency benefits realized period-over-period.
Gross profit for the three months ended March 31, 2022 was $174.6 million (35% of total net revenue) as compared to gross profit of $191.6 million (39% of total net revenue) for prior year period.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2022 were $98.7 million, as compared to $90.7 million for the prior year period. The $7.9 million increase from the prior year period was primarily due to an increase in employee compensation and a $5 million expense associated with a biosimilar regulatory approval.

Research and Development
Research and development (“R&D”) expenses for the three months ended March 31, 2022 were $52.8 million, as compared to $48.2 million for the three months ended March 31, 2021. The $4.6 million increase compared to the prior year period was primarily attributable to charges of $6 million associated with acquired businesses in 2021 offset in part by a decrease in project spend of $3 million as the IPX-203 project neared completion.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended March 31, 2022 and 2021 were $0.8 million and $3.6 million, respectively. The period-over-period decrease of $2.8 million was due to the timing of specific cases. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $0.4 million for the three months ended March 31, 2022 as compared to $2.8 million for the three months ended March 31, 2021.
Acquisition, transaction-related and integration expenses for the three months ended March 31, 2022 were primarily related to the Saol Acquisition, which closed on February 9, 2022. For the three months ended March 31, 2021, acquisition, transaction-related and integration expenses were primarily related to the KSP Acquisition, which closed on April 2, 2021, and integration expenses related to the businesses that comprise our AvKARE segment. Refer to Note 3. Acquisitions for additional information.
Credit Related to Legal Matters, Net
For the three months ended March 31, 2022, we recorded a net credit of $2.3 million for an insurance recovery of $4.0 million, partially offset by charges for legal proceedings. For the three months ended March 31, 2021, there were no charges related to legal matters.
Total Other Expense, Net
Total other expense, net was $33.2 million for the three months ended March 31, 2022 as compared to $31.0 million for the three months ended March 31, 2021. Overall, the increase from the prior year period was driven by a $4.1 million unfavorable period-over-period impact of net foreign exchange gains and losses, partially offset by lower interest expense and a benefit related to a previously outstanding contingent liability.
(Benefit From) Provision For Income Taxes
For the three months ended March 31, 2022 and 2021, our (benefit from) provision for income taxes and effective tax rates were $(3.5) million and 34.9% and $0.4 million and 2.4%, respectively.
The period-over-period change in the (benefit from) provision for income taxes was related to an Internal Revenue Service examination and Joint Committee review of our 2012-2018 federal income tax returns, which enabled us to recognize previously unrecognized tax benefits.
Net (Loss) Income
We recognized a net loss for the three months ended March 31, 2022 of $6.5 million as compared to net income of $14.5 million for the three months ended March 31, 2021. The period-over-period change was attributable to the factors listed above.

Generics
The following table sets forth results of operations for our Generics segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue	$317,747	$312,508
Cost of goods sold	199,030	185,298
Gross profit	118,717	127,210
Selling, general and administrative	27,593	18,762
Research and development	43,221	36,117
Intellectual property legal development expenses	772	3,582
Charges related to legal matters, net	1,674	—
Restructuring and other (credit) charges	206	80
Operating income	$45,251	$68,669
Net Revenue

Generics net revenue was $317.7 million for the three months ended March 31, 2022, an increase of $5.2 million or 2% as compared to the prior year period. The increase primarily related to new products launched in 2022 and 2021 that contributed revenue growth of $14 million, as well as volume growth, offset in part by continued price erosion.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold for the three months ended March 31, 2022 was $199.0 million, an increase of 7% or $13.7 million compared to the three months ended March 31, 2021. The increase in cost of goods sold was primarily attributable to increased volume and a reduction in operating efficiency benefits realized period-over-period.
Generics gross profit for the three months ended March 31, 2022 was $118.7 million (37% of net revenue) as compared to gross profit of $127.2 million (41% of net revenue) for the three months ended March 31, 2021 as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended March 31, 2022 was $27.6 million, as compared to $18.8 million for the three months ended March 31, 2021. The $8.8 million, or 47%, increase from the prior year period was primarily attributable to increased employee compensation and $5 million expense associated with a biosimilar regulatory approval.
Research and Development
Generics R&D expenses for the three months ended March 31, 2022 was $43.2 million, an increase of 20% or $7.1 million compared to the three months ended March 31, 2021.  The increase from the prior year period was primarily associated with inflationary pressures and the costs associated with acquired businesses in 2021 of $3.0 million relating to complex generics.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended March 31, 2022 and 2021 were $0.8 million and $3.6 million, respectively. The period-over-period decrease of $2.8 million was due to the timing of specific cases. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.

Charges Related to Legal Matters, Net
For the three months ended March 31, 2022, we recorded charges of $1.7 million for legal proceedings. (None for the three months ended March 31, 2021).
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue	$85,086	$95,931
Cost of goods sold	43,853	48,198
Gross profit	41,233	47,733
Selling, general and administrative	24,400	19,881
Research and development	9,577	12,065
Intellectual property legal development expenses	(8)	—
Change in fair value of contingent consideration	200	—
Operating income	$7,064	$15,787
Net Revenue

Specialty net revenue for the three months ended March 31, 2022 was $85.1 million, a decrease of $10.8 million, or 11%, compared to the three months ended March 31, 2021, driven by the loss of exclusivity of Zomig® nasal spray as well as a decline in our other non-promoted products. Our promoted products including Rytary® and Unithroid® declined 6% and increased 13%, respectively, due to the timing of shipments as prescription growth remained strong for both products.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended March 31, 2022 was $43.9 million as compared to $48.2 million for the three months ended March 31, 2021. Specialty gross profit for the three months ended March 31, 2022 was $41.2 million (48% of net revenue) as compared to gross profit of $47.7 million (50% of net revenue) for the three months ended March 31, 2021. The decrease in gross profit primarily related to the decrease in revenues, including the impact of non-promoted products. Additionally, the decrease in gross margin was due to product mix.
Selling, General, and Administrative
Specialty SG&A expense was $24.4 million for the three months ended March 31, 2022, an increase of $4.5 million or 23% compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in in-person sales and marketing efforts and increased compensation.
Research and Development
Specialty R&D expenses for the three months ended March 31, 2022 were $9.6 million, as compared to $12.1 million for the three months ended March 31, 2021. The $2.5 million decrease from the prior year period was primarily attributable to a decrease in in-licensing and upfront milestone payments of $5.0 million and a reduction in IPX-203 spend as the project neared completion, partially offset by increased spend of $3.0 million associated with the KSP Acquisition.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue	$94,800	$84,666
Cost of goods sold	80,179	68,047
Gross profit	14,621	16,619
Selling, general and administrative	13,410	13,704
Acquisition, transaction-related and integration expenses	—	931
Operating income	$1,211	$1,984
Net Revenue

AvKARE net revenue for the three months ended March 31, 2022 was $94.8 million, an increase of $10.1 million, or 12%, as compared to the three months ended March 31, 2021, driven by growth in our distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended March 31, 2022 was $80.2 million as compared to $68.0 million for the three months ended March 31, 2021. AvKARE gross profit for the three months ended March 31, 2022 was $14.6 million (15% of net revenue) as compared to gross profit of $16.6 million (20% of net revenue) for the three months ended March 31, 2021. The decrease in gross profit percentage primarily related to an increase in sales through our lower margin distribution channel.
Selling, General, and Administrative
AvKARE SG&A expense was essentially flat period-over-period with $13.4 million of expense for the three months ended March 31, 2022 as compared to $13.7 million for the three months ended March 31, 2021.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand and borrowings under debt financing arrangements, including $446.9 million of available capacity on our revolving credit facility as of March 31, 2022. Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for additional information. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
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
We estimate that we will invest approximately $75.0 million to $85.0 million during 2022 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
Over the next 12 months, we expect to make substantial payments, including a $10 million milestone payment to Mabxience S.L. (refer to Note 5. Alliance and Collaboration), monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Refer to Note 17. Debt and Note 12. Leases in our 2021 Annual Report on Form 10-K for detailed information.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal Common Units by the Members (refer to Note 1. Nature of Operations). The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal Common Units sold or exchanged for our class A common stock, the price of our class A common stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to March 31, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206.3 million contingent liability as of March 31, 2022 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the TRA. During the three months ended March 31, 2022 and March 31, 2021, we made tax distributions of $4.4 million (net) and $9.2 million, respectively, to the Members.
As of March 31, 2022, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$120,343	$148,128
Investing activities	(97,395)	(12,693)
Financing activities	(61,570)	(26,149)
Effect of exchange rate changes on cash	(1,572)	(593)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(40,194)	$108,693
Cash Flows from Operating Activities

Net cash provided by operating activities was $120.3 million for the three months ended March 31, 2022 as compared to $148.1 million for the three months ended March 31, 2021.  The decrease in operating cash flows was primarily driven by net income in the prior period as compared to a net loss in the current period.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $97.4 million as compared to $12.7 million for the three months ended March 31, 2021. The period-over-period increase of $84.7 million in net cash used was primarily due to cash paid for the Saol Acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $61.6 million for the three months ended March 31, 2022 as compared to net cash used in financing activities of $26.1 million for the three months ended March 31, 2021. The period-over-period increase of $35.4 million in net cash used was primarily due to $44.0 million paid for deferred consideration associated with the KSP Acquisition and the Puniska Acquisition (refer to Note 3. Acquisitions), net of a decrease in debt payments of $14.0 million related to an excess cash flow payment made in the prior year period on our Term Loan.

Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2021 Annual Report on Form 10-K. As of March 31, 2022, there have been no material changes to the disclosure presented in our 2021 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022.
Critical Accounting Policies and Estimates
For a discussion of the Company’s critical accounting policies and estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2021 Annual Report on Form 10-K.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2021 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the disclosures presented in our 2021 Annual Report on Form 10-K under Item 1A. Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three months ended March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2022 and 2021, (iii) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three months ended March 31, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)