Form 10-Q
period 2022-06-30
Amneal Pharmaceuticals, Inc.
filed 2022-08-08
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 25, 2022, there were 151,408,535 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

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
•the impact of severe weather and natural disasters that could cause disruptions in manufacturing and our supply chain;
•the impact of the ongoing COVID-19 pandemic and variant strains;
•risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•our reliance on certain licenses to proprietary technologies from time to time;
•the significant amount of resources we expend on research and development;
•the risk of product liability and other claims against us by consumers and other third parties and the impact of adverse judgements or settlements;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$559,355	$535,075	$1,056,988	$1,028,180
Cost of goods sold	353,724	322,577	676,786	624,120
Cost of goods sold impairment charges	5,112	—	5,112	—
Gross profit	200,519	212,498	375,090	404,060
Selling, general and administrative	98,806	86,157	197,471	176,883
Research and development	50,748	52,864	103,546	101,046
In-process research and development impairment charges	—	710	—	710
Intellectual property legal development expenses	821	1,365	1,585	4,947
Acquisition, transaction-related and integration expenses	241	4,283	675	7,085
Charges related to legal matters, net	251,877	—	249,551	—
Insurance recoveries for property losses and associated expenses	(1,911)	—	(1,911)	—
Restructuring and other charges	—	—	731	363
Change in fair value of contingent consideration	(270)	—	(70)	—
Other operating income	(1,175)	—	(1,175)	—
Operating (loss) income	(198,618)	67,119	(175,313)	113,026
Other (expense) income:
Interest expense, net	(35,623)	(34,083)	(68,958)	(67,968)
Foreign exchange loss, net	(5,429)	(2,244)	(7,442)	(156)
Loss on refinancing	(291)	—	(291)	—
Other income, net	7,230	4,032	9,352	4,826
Total other expense, net	(34,113)	(32,295)	(67,339)	(63,298)
(Loss) income before income taxes	(232,731)	34,824	(242,652)	49,728
Provision for income taxes	7,350	2,648	3,889	3,007
Net (loss) income	(240,081)	32,176	(246,541)	46,721
Less: Net loss (income) attributable to non-controlling interests	119,273	(17,644)	124,015	(25,483)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(120,808)	14,532	(122,526)	21,238
Accretion of redeemable non-controlling interest	—	—	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(120,808)	$14,532	$(122,964)	$21,238

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$(0.80)	$0.10	$(0.82)	$0.14
Diluted	$(0.80)	$0.10	$(0.82)	$0.14
Weighted-average common shares outstanding:
Basic	150,993	148,996	150,445	148,507
Diluted	150,993	151,986	150,445	151,606

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(240,081)	$32,176	$(246,541)	$46,721
Less: Net loss (income) attributable to non-controlling interests	119,273	(17,644)	124,015	(25,483)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(120,808)	14,532	(122,526)	21,238
Accretion of redeemable non-controlling interest	—	—	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(120,808)	14,532	(122,964)	21,238
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(11,628)	182	(15,707)	(6,184)
Unrealized gain on cash flow hedge, net of tax	14,070	704	67,694	21,476
Less: Other comprehensive income attributable to non-controlling interests	(1,225)	(448)	(26,180)	(7,750)
Other comprehensive income attributable to Amneal Pharmaceuticals, Inc.	1,217	438	25,807	7,542
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(119,591)	$14,970	$(97,157)	$28,780

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$91,979	$247,790
Restricted cash	6,203	8,949
Trade accounts receivable, net	688,849	662,583
Inventories	533,028	489,389
Prepaid expenses and other current assets	232,204	110,218
Related party receivables	1,338	1,179
Total current assets	1,553,601	1,520,108
Property, plant and equipment, net	483,625	514,158
Goodwill	600,974	593,017
Intangible assets, net	1,204,224	1,166,922
Operating lease right-of-use assets	36,490	39,899
Operating lease right-of-use assets - related party	19,212	20,471
Financing lease right-of-use assets	63,443	64,475
Other assets	79,836	20,614
Total assets	$4,041,405	$3,939,664
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$561,692	$525,345
Current portion of liabilities for legal matters	275,338	58,000
Revolving credit facility	85,000	—
Current portion of long-term debt, net	29,920	30,614
Current portion of operating lease liabilities	10,096	9,686
Current portion of operating and financing lease liabilities - related party	2,796	2,636
Current portion of financing lease liabilities	3,318	3,101
Related party payables - short term	24,904	47,861
Total current liabilities	993,064	677,243
Long-term debt, net	2,622,447	2,680,053
Note payable - related party	38,856	38,038
Operating lease liabilities	28,904	32,894
Operating lease liabilities - related party	17,380	18,783
Financing lease liabilities	60,011	60,251
Related party payables - long term	10,654	9,619
Other long-term liabilities	79,213	38,903
Total long-term liabilities	2,857,465	2,878,541
Commitments and contingencies (Notes 5 and 13)
Redeemable non-controlling interests	17,885	16,907
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued at both June 30, 2022 and December 31, 2021		—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2022 and December 31, 2021; 151,196 and 149,413 shares issued at June 30, 2022 and December 31, 2021, respectively	1,510	1,492
Class B common stock, $0.01 par value, 300,000 shares authorized at June 30, 2022 and December 31, 2021; 152,117 shares issued at both June 30, 2022 and December 31, 2021	1,522	1,522
Additional paid-in capital	675,588	658,350
Stockholders' accumulated deficit	(399,161)	(276,197)
Accumulated other comprehensive income (loss)	868	(24,827)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	280,327	360,340
Non-controlling interests	(107,336)	6,633
Total stockholders' equity	172,991	366,973
Total liabilities and stockholders' equity	$4,041,405	$3,939,664
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(246,541)	$46,721
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	117,511	112,037
Unrealized foreign currency loss	8,014	124
Amortization of debt issuance costs and discount	4,388	4,473
Loss on refinancing	291	—
Intangible asset impairment charges	5,112	710
Insurance recoveries for property and equipment losses	(1,000)	—
Stock-based compensation	16,327	12,962
Inventory provision	17,748	25,805
Change in fair value of contingent consideration	(70)	—
Other operating charges and credits, net	3,449	2,764
Changes in assets and liabilities:
Trade accounts receivable, net	(26,561)	(13,167)
Inventories	(65,395)	(54,580)
Prepaid expenses, other current assets and other assets	(119,747)	(23,988)
Related party receivables	(159)	7,383
Accounts payable, accrued expenses and other liabilities	273,947	(21,137)
Related party payables	7,508	(3,912)
Net cash (used in) provided by operating activities	(5,178)	96,195
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,842)	(19,585)
Deposits for future acquisition of property, plant, and equipment	(3,955)	(1,667)
Acquisition of intangible assets	(10,000)	(500)
Acquisitions of businesses, net of cash acquired	(84,714)	(73,828)
Proceeds from insurance recoveries for property and equipment losses	1,000	—
Net cash used in investing activities	(113,511)	(95,580)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	(1,622)	—
Payments of principal on debt, financing leases and other	(63,010)	(33,876)
Borrowings on revolving credit facility	85,000	—
Proceeds from exercise of stock options	239	681
Employee payroll tax withholding on restricted stock unit vesting	(3,291)	(2,378)
Tax distributions to non-controlling interests	(9,917)	(27,551)
Acquisition of redeemable non-controlling interest	(1,722)	—
Payments of deferred consideration for acquisitions - related party	(43,998)	—
Payments of principal on financing lease - related party	—	(93)
Repayment of related party note	—	(1,000)
Net cash used in financing activities	(38,321)	(64,217)
Effect of foreign exchange rate on cash	(1,547)	(366)
Net decrease in cash, cash equivalents, and restricted cash	(158,557)	(63,968)
Cash, cash equivalents, and restricted cash - beginning of period	256,739	347,121
Cash, cash equivalents, and restricted cash - end of period	$98,182	$283,153
Cash and cash equivalents - end of period	$91,979	$278,306
Restricted cash - end of period	6,203	4,847
Cash, cash equivalents, and restricted cash - end of period	$98,182	$283,153

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$57,322	$61,441
Cash (received) paid for income taxes, net	$(6,747)	$4,610

Supplemental disclosure of non-cash investing and financing activity:
Contingent consideration for acquisition	$8,796	$—
Payable for acquisition of intangible assets	$31,500	$—
Deferred consideration for acquisition - related party	$—	$30,099
Contingent consideration for acquisition - related party	$—	$6,100

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at April 1, 2022	150,775	$1,506	152,117	$1,522	$666,799	$(278,353)	$(349)	$16,282	$407,407	$16,420
Net (loss) income	—	—	—	—	—	(120,808)	—	(121,320)	(242,128)	2,047
Foreign currency translation adjustments	—	—	—	—	—	—	(5,792)	(5,836)	(11,628)	—
Stock-based compensation	—	—	—	—	8,262	—	—	—	8,262	—
Exercise of stock options	47	—	—	—	128	—	—	—	128	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	374	4	—	—	399	—	—	(636)	(233)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	7,009	7,061	14,070	—
Tax distributions, net	—	—	—	—	—	—	—	(2,887)	(2,887)	(582)
Balance at June 30, 2022	151,196	$1,510	152,117	$1,522	$675,588	$(399,161)	$868	$(107,336)	$172,991	$17,885

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(122,526)	—	(128,419)	(250,945)	4,404
Foreign currency translation adjustments	—	—	—	—	—	—	(7,816)	(7,891)	(15,707)	—
Stock-based compensation	—	—	—	—	16,327	—	—	—	16,327	—
Exercise of stock options	54	—	—	—	193	—	—	46	239	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,729	18	—	—	718	—	(112)	(4,001)	(3,377)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	33,623	34,071	67,694	—
Tax distributions, net	—	—	—	—	—	—	—	(7,330)	(7,330)	(2,587)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,722)
Balance at June 30, 2022	151,196	$1,510	152,117	$1,522	$675,588	$(399,161)	$868	$(107,336)	$172,991	$17,885

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at April 1, 2021	148,715	$1,485	152,117	$1,522	$634,484	$(280,115)	$(34,361)	$43,693	$366,708	$13,079
Net income	—	—	—	—	—	14,532	—	15,461	29,993	2,183
Foreign currency translation adjustments	—	—	—	—	—	—	90	92	182	—
Stock-based compensation	—	—	—	—	7,632	—	—	—	7,632	—
Exercise of stock options	5	—	—	—	9	—	—	(4)	5	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	489	5	—	—	532	—	(56)	(789)	(308)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	348	356	704	—
Tax distributions	—	—	—	—	—	—	—	(16,644)	(16,644)	(1,150)
Non-controlling interests from the KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Balance at June 30, 2021	149,209	$1,490	152,117	$1,522	$642,657	$(265,583)	$(33,979)	$44,165	$390,272	$14,112

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	21,238	—	21,504	42,742	3,979
Foreign currency translation adjustments	—	—	—	—	—	—	(3,049)	(3,135)	(6,184)	—
Stock-based compensation	—	—	—	—	12,962	—	—	—	12,962	—
Exercise of stock options	249	2	—	—	686	—	(34)	27	681	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,286	13	—	—	596	—	(169)	(2,897)	(2,457)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	10,591	10,885	21,476	—
Tax distributions	—	—	—	—	—	—	—	(25,880)	(25,880)	(1,671)
Non-controlling interests from the KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Balance at June 30, 2021	149,209	$1,490	152,117	$1,522	$642,657	$(265,583)	$(33,979)	$44,165	$390,272	$14,112

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
The group of investors, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”) held 50.2% of Amneal Common Units and the Company held the remaining 49.8% as of June 30, 2022.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2022, cash flows for the six months ended June 30, 2022 and 2021 and the results of its operations, its comprehensive (loss) income and its changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021. The consolidated balance sheet data at December 31, 2021 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
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

Recently Adopted Accounting Pronouncements
Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Company’s annual disclosures as of and for the year ending December 31, 2022, with early adoption permissible. The Company elected to adopt this guidance during the quarter ended June 30, 2022 in connection with the recognition of cash incentive related to the India Production Linked Incentive Scheme for the Pharmaceutical Sector (“PLI Scheme”). Refer to Note 19. Government Grants, for additional information.
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
Reclassification
The prior period balance related to liabilities for legal proceedings of $58.0 million, formerly included in accounts payable and accrued expenses as of December 31, 2021, has been reclassified to the balance sheet caption liabilities for legal proceedings to conform to the current period presentation in the consolidated balance sheets.
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
For the six months ended June 30, 2022, the Company incurred $0.1 million in transaction costs associated with the Saol Acquisition, which was recorded in acquisition, transaction-related and integration expenses (none for the three months ended June 30, 2022).

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
The following is a summary of the preliminary purchase price allocation for the Saol Acquisition (in thousands):

Preliminary Fair Values as of February 9, 2022
Inventory	$2,162
Prepaid expenses and other current assets	98
Goodwill	7,553
Intangible assets	83,815
Total assets acquired	93,628
Accounts payable and accrued expenses	118
Fair value of consideration transferred	$93,510
The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$83,815	11.6
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. Of the total goodwill acquired in connection with the Saol Acquisition, $5.2 million was allocated to the Company’s Generics segment and $2.4 million was allocated to the Company’s Specialty segment.
From the acquisition date of February 9, 2022 to June 30, 2022, the Saol Acquisition contributed net revenue and an operating loss of $9.3 million and $2.0 million, respectively. For the three months ended June 30, 2022, the Saol Acquisition contributed net revenue and an operating loss of $6.3 million and $1.9 million, respectively.

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
There were no transaction costs associated with the Puniska Acquisition for the three and six months ended June 30, 2022.
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
(2)     Due to the short-term nature of the payable to the sellers, the principal amount approximates fair value.
The following is a summary of the preliminary purchase price allocation for the Puniska Acquisition (in thousands):

Preliminary Fair Values as of November 2, 2021
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
Transaction costs associated with the KSP Acquisition were $2.0 million and $3.1 million for the three and six months ended June 30, 2021, respectively, and were included in acquisition, transaction-related and integration expenses (none for the three and six months ended June 30, 2022).
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

(1)The deferred consideration was stated at the fair value estimate of $30.1 million, which is the $30.5 million contractually stated amount less a $0.4 million discount. The deferred consideration consisted of $30.0 million, which the Company paid in January 2022 and $0.5 million, which the Company expects to pay during the three months ending September 30, 2022. As the deferred consideration is non-interest bearing, the Company, using guideline companies and market borrowings with comparable risk profiles, discounted the deferred consideration at 1.7% over the period from April 2, 2021 to the maturity dates, for a fair value of $30.1 million on the date of acquisition. This discount was amortized to interest expense over the life of the deferred consideration utilizing the effective interest rate method.

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
Goodwill is calculated as the excess of the consideration transferred and fair value of the non-controlling interests over the net assets recognized. Of the total goodwill acquired in connection with the KSP Acquisition, $40.8 million was allocated to the Company’s Generics segment and $2.7 million was allocated to the Company’s Specialty segment.

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
Concentration of Revenue
The following table summarizes revenues from each of our customers which individually accounted for 10% or more of our total net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	19%	26%	19%	23%
Customer B	17%	20%	17%	20%
Customer C	21%	21%	22%	23%
Customer D	11%	11%	11%	11%

Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three and six months ended June 30, 2022 and 2021 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Generics
Anti-Infective	$5,566	$9,677	$11,811	$15,590
Hormonal/ Allergy	118,309	111,654	214,677	218,357
Antiviral (1)	1,296	(261)	11,867	(8,202)
Central Nervous System	108,787	106,628	189,912	202,919
Cardiovascular System	32,043	36,134	55,496	71,445
Gastroenterology	17,531	19,703	34,151	39,161
Oncology	18,424	33,450	35,632	52,480
Metabolic Disease/Endocrine	9,988	6,881	21,221	13,438
Respiratory	12,118	10,463	17,783	18,641
Dermatology	17,937	14,818	31,414	27,696
Other therapeutic classes	22,329	11,143	57,689	20,874
International and other	567	147	989	546
Total Generics net revenue	364,895	360,437	682,642	672,945
Specialty
Hormonal/ Allergy	24,320	16,012	43,739	32,808
Central Nervous System	65,356	65,130	123,524	132,841
Gastroenterology	484	—	554	—
Other therapeutic classes	6,841	7,493	14,270	18,917
Total Specialty net revenue	97,001	88,635	182,087	184,566
AvKARE
Distribution	64,240	48,316	124,503	93,815
Government Label	22,280	29,172	46,739	60,244
Institutional	6,060	5,780	12,375	10,959
Other	4,879	2,735	8,642	5,651
Total AvKARE net revenue	97,459	86,003	192,259	170,669
Total net revenue	$559,355	$535,075	$1,056,988	$1,028,180
(1) Antiviral net revenue for the three and six months ended June 30, 2021 reflected lower demand and increased returns activity for Oseltamivir (generic Tamiflu®) above historical levels due to decreased influenza activity during the COVID-19 pandemic.
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2022 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2021	$503,902	$23,642	$161,978	$85,737
Provision related to sales recorded in the period	1,567,090	52,895	47,486	61,913
Credits/payments issued during the period	(1,675,244)	(53,255)	(51,238)	(54,879)
Balance at June 30, 2022	$395,748	$23,282	$158,226	$92,771

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
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L. for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. Pursuant to the agreement, the Company will be the exclusive partner in the U.S. market and will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78.0 million. For the three and six months ended June 30, 2021, the Company recognized $7.5 million and $9.5 million, respectively, of research and development expense under this agreement (none for the three and six months ended June 30, 2022).
On April 13, 2022, the Food and Drug Administration (“FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company incurred milestone payments of $26.5 million, of which $10.0 million was paid, during the three and six months ended June 30, 2022. The milestones were capitalized as an intangible assets and will be amortized to cost of sales over their estimated useful lives of 7 years.
Agreements with Kashiv Biosciences, LLC
For details on the Company’s related party agreements with Kashiv, refer to Note 15. Related Party Transactions in this Form 10-Q and the Company’s 2021 Annual Report on Form 10-K.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(120,808)	$14,532	$(122,964)	$21,238
Denominator:
Weighted-average shares outstanding - basic	150,993	148,996	150,445	148,507
Effect of dilutive securities:
Stock options	—	837	—	815
Restricted stock units	—	2,153	—	2,284
Weighted-average shares outstanding - diluted	150,993	151,986	150,445	151,606
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.’s class A common stockholders:
Basic	$(0.80)	$0.10	$(0.82)	$0.14
Diluted	$(0.80)	$0.10	$(0.82)	$0.14

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
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of class A common stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Stock options	2,919	(1)	347	(3)	2,919	(1)	347	(3)
Restricted stock units	10,989	(1)	—		10,989	(1)	—
Performance stock units	7,427	(1)	5,169	(4)	7,427	(1)	5,169	(4)
Shares of class B common stock	152,117	(2)	152,117	(2)	152,117	(2)	152,117	(2)
(1)Excluded from the computation of diluted earnings per share of class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the three and six months ended June 30, 2022.
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
(4)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met for each of the three and six months ended June 30, 2021.
7. Income Taxes
For the three months ended June 30, 2022, the Company’s provision for income taxes and effective tax rates were $7.4 million and (3.2)%, respectively, compared to $2.6 million and 7.6%, respectively, for the three months ended June 30, 2021. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income.
For the six months ended June 30, 2022, the Company’s provision for income taxes and effective tax rates were $3.9 million and (1.6)%, respectively, compared to $3.0 million and 6.0%, respectively, for the six months ended June 30, 2021. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income and a discrete benefit as a result of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits.
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019, it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2021.  As a result of the initial September 30, 2019 and December 31, 2021 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross deferred tax assets (“DTAs”) and, therefore, maintained its valuation allowance. As of December 31, 2021, this valuation allowance was $416.6 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of June 30, 2022, based on its evaluation of available positive and negative evidence, the Company has maintained its position with respect to the valuation allowance.
The Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of class A common stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs at September 30, 2019, the Company reversed the TRA liability.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of June 30, 2022, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both June 30, 2022 and December 31, 2021, the contingent liability associated with the TRA was approximately $206.3 million.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal Common Units sold or exchanged for the Company's class A common stock, the price of the Company's class A common stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to June 30, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206.3 million contingent liability as of June 30, 2022 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

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
8. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Gross accounts receivable	$1,109,812	$1,191,792
Allowance for credit losses	(1,933)	(1,665)
Contract charge-backs and sales volume allowances	(395,748)	(503,902)
Cash discount allowances	(23,282)	(23,642)
Subtotal	(420,963)	(529,209)
Trade accounts receivable, net	$688,849	$662,583
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	June 30, 2022	December 31, 2021
Customer A	34%	37%
Customer B	22%	24%
Customer C	28%	25%

9. Inventories
Inventories were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$220,593	$214,508
Work in process	71,784	47,802
Finished goods	240,651	227,079
Total inventories	$533,028	$489,389

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurement Based on
June 30, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap asset (1)	$56,221	$—	$56,221	$—
Liabilities
Deferred compensation plan liabilities (2)	$10,648	$—	$10,648	$—
Contingent consideration liabilities (3)	$14,626	$—	$—	$14,626

December 31, 2021
Liabilities
Interest rate swap liability (1)	$11,473	$—	$11,473	$—
Deferred compensation plan liabilities (2)	$13,883	$—	$13,883	$—
Contingent consideration liability (3)	$5,900	$—	$—	$5,900

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
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. As of June 30, 2022, contingent consideration liabilities of $5.8 million associated with the KSP Acquisition and $8.8 million associated with the Saol Acquisition were recorded within related party payables - long term and other long-term liabilities, respectively. As of December 31, 2021, a contingent consideration liability of $5.9 million associated with the KSP Acquisition was recorded within related party payables - long term. Refer to Note 3. Acquisitions for additional information related to contingent consideration associated with the KSP Acquisition and the Saol Acquisition.
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2022.
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

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance, beginning of period	$5,900	$—
Addition due to the Saol Acquisition	8,796	—
Addition due to the KSP Acquisition	—	5,700
Change in fair value during the period	(70)	200
Balance, end of period	$14,626	$5,900

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

The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of June 30, 2022:

Contingent Consideration Liability	Fair Value as of June 30, 2022 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones (KSP Acquisition)	$430	Discount rate	7.9%	-	9.0%	8.0%
		Probability of payment	1.8%	-	20.0%	17.0%
		Projected year of payment	2023	-	2027	2023
Royalties (KSP Acquisition)	$5,400	Discount rate	12.5%	-	12.5%	12.5%
		Probability of payment	1.8%	-	20.0%	18.0%
		Projected year of payment	2023	-	2032	2029
Royalties (Saol Acquisition)	$8,796	Discount rate	16.8%	-	16.8%	16.8%
		Projected year of payment	2023	-	2037	2027

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan, as defined in Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at June 30, 2022 was approximately $2.3 billion as compared to approximately $2.6 billion at December 31, 2021.
The Rondo Term Loan, as defined in Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at June 30, 2022 and December 31, 2021 was $91.3 million and $139.0 million, respectively.
The Sellers Notes are in the Level 2 category within the fair value level hierarchy. The fair value of the Sellers Notes at June 30, 2022 and December 31, 2021 was $38.6 million and $38.0 million, respectively.
Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2022 and 2021.
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
As of June 30, 2022, the total gain, net of income taxes, related to the Company’s cash flow hedge was $56.2 million, of which $27.6 million was recognized in accumulated other comprehensive income and $28.6 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$56,221	Other long-term liabilities	$11,473
12. Goodwill and Other Intangible Assets
The changes in goodwill for the six months ended June 30, 2022 and for the year ended December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of period	$593,017	$522,814
Goodwill acquired during the period	7,553	70,584
Adjustment during the period for Puniska Acquisition	3,075	—
Currency translation	(2,671)	(381)
Balance, end of period	$600,974	$593,017
As of June 30, 2022, $366.3 million, $165.2 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2021, $363.9 million, $159.6 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the six months ended June 30, 2022, goodwill acquired during the period was associated with the Saol Acquisition. For the year ended December 31, 2021, goodwill acquired during the period was associated with the Puniska Acquisition and the KSP Acquisition. Refer to Note 3. Acquisitions for additional information.
Intangible assets at June 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	June 30, 2022				December 31, 2021
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	7.9	$1,240,871	$(507,894)	$732,977	$1,122,612	$(436,902)	$685,710
Other intangible assets	4.5	133,800	(67,978)	65,822	133,800	(58,013)	75,787
Subtotal		$1,374,671	$(575,872)	$798,799	$1,256,412	$(494,915)	$761,497
In-process research and development		405,425	—	405,425	405,425	—	405,425
Total intangible assets		$1,780,096	$(575,872)	$1,204,224	$1,661,837	$(494,915)	$1,166,922

During the six months ended June 30, 2022, the Company recognized $83.8 million of product rights intangible assets associated with the preliminary purchase price allocation of the Saol Acquisition. During the three and six months ended June 30, 2021, the Company recognized $73.8 million of intangible assets associated with the then preliminary purchase price allocation of the KSP Acquisition, consisting of $29.5 million of product rights and $44.3 million of IPR&D. Product rights are amortized to cost of goods sold over their estimated useful lives. Refer to Note 3. Acquisitions for additional information on the preliminary purchase price allocation associated with the Saol Aquisition and the final purchase price allocation associated with the KSP Acquisition.
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization	$41,982	$43,520	$82,901	$85,192
The following table presents future amortization expense for the next five years and thereafter, excluding $405.4 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2022	$88,560
2023	161,146
2024	158,554
2025	120,845
2026	72,132
Thereafter	197,562
Total	$798,799
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.
For both the three and six months ended June 30, 2022, the Company recognized a $5.1 million of intangible asset impairment charge. This charge was associated with a currently marketed product that experienced significant price erosion without an offsetting increase in customer demand, resulting in significantly lower than expected future margins.
For both the three and six months ended June 30, 2021, the Company recognized a $0.7 million intangible asset impairment charge associated with one IPR&D product, which experienced a delay in its estimated launch date.
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

Contingencies
Legal Proceedings
The Company's legal proceedings are complex, constantly evolving, and subject to uncertainty. As such, the Company cannot predict the outcome or impact of the legal proceedings set forth below. Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products. The Company is also subject to legal proceedings that are not set forth below. While the Company believes it has meritorious claims and/or defenses to the matters described below (and intends to vigorously prosecute and defend them), the nature and cost of litigation is unpredictable, and an unfavorable outcome of the following proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues for a potential loss. When the Company has a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, the Company records the loss at the low end of the range. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is unable at this time to estimate the possible loss or the range of loss, if any, associated with such legal proceedings and claims. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs to defend or settle, borrowings under our debt agreements, restrictions on product use or sales, or otherwise injure our business. The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from our estimates and could have a material adverse effect on the Company's results of operations and/or cash flows in any given accounting period, or on the Company's overall financial condition. The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. An insurance recovery, if any, is recorded in the period in which it is probable the recovery will be realized.
Charges related to legal matters, net were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Matter	2022	2021	2022	2021
Opana ER® Antitrust Litigation	$262,837	$—	$262,837	$—
Insurance Recoveries - Securities Class Action - Cambridge Retirement System v. Amneal	(11,500)	—	(15,500)	—
Galeas v. Amneal	—	—	1,200
Other	540	—	1,014	—
Total	$251,877	$—	$249,551	$—

Liabilities for legal matters were comprised of the following (in thousands):

Matter	June 30, 2022	December 31, 2021
Opana ER® Antitrust Litigation(1)	$215,000	$—
Securities Class Action - Fleming v. Impax(1)	33,000	33,000
Securities Class Action - Cambridge Retirement System v. Amneal(1)	25,000	25,000
Galeas vs. Amneal	1,200
Other (2)	1,138	—
Current portion of liabilities for legal matters	$275,338	$58,000

Opana ER® Antitrust Litigation	$50,000	$—
Imputed interest	(2,082)
Accrued interest	90	—
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$48,008	$—
1) Refer to Note 17. Prepaid Expenses and Other Current Assets for information on settlement escrow deposits associated with these matters. Upon final approval by the court, escrow deposits made by the Company and its insurers will be used to satisfy the associated accrued liabilities.
(2)    Includes $0.2 million of accrued interest associated with the Opana ER® antitrust litigation preliminary settlement.
A schedule of payments associated with the Opana ER® antitrust litigation preliminary settlement is as follows:

Date	Amount Due
June 2022	$100,000
July 2022	15,000
December 2022	16,056
January 2023	83,944
January 2024	50,000
$265,000
3% interest is payable on the amounts due in December 2022, January 2023, and January 2024. The Company includes the interest accrual on these amounts as a component of the current portion of liabilities for legal matters. Additional interest of 2.7% was imputed on the $50.0 million long-term liability due in January 2024, resulting in an initial discount of $2.2 million, which will be amortized to interest expense over the life of the liability using the effective interest method.
Refer to the respective discussions below for additional information on the significant matters in the tables above.
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
Amneal, like Mylan and a number of other generic manufacturers, launched its generic dimethyl fumarate capsule products “at-risk,” pending the outcome of Biogen’s appeal of the N.D. W. Va. order.

On November 30, 2021, the Federal Circuit affirmed the N.D. W. Va. court’s order that Biogen’s patent is invalid: on March 23, 2022, issued a mandate in the Mylan Appeal as to the invalidity of the patent; and on June 16, 2022, Biogen filed a cert petition with the Supreme Court of the United States (the “U.S. Supreme Court”). The Amneal Consolidated Appeal is currently stayed pending the U.S. Supreme Court’s decision to consider Biogen’s cert petition.

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

On July 12, 2019, the Company received a CID from the FTC concerning an August 2017 settlement agreement between Impax and Endo, which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the above-referenced June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the United States District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, which the District Court granted on March 24, 2022. The FTC appealed the District Court’s decision in May 2022, which appeal remains pending. The Company believes it has strong defenses to the FTC’s allegations and intends to vigorously defend the action, however, no assurance can be given as to the timing or outcome of the litigation.
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

In June 2022, Impax entered into a preliminary settlement agreement with the class of direct purchasers and the individual complainants that, if all conditions are satisfied, would result in the resolution of substantially all the direct purchasers’ and individual complainants’ underlying claims and lawsuits in the MDL. In addition, subsequently Impax entered into a separate preliminary settlement agreement with the class of indirect purchasers that, if all conditions are satisfied, would result in the resolution of substantially all the indirect purchasers’ underlying claims and lawsuits in the MDL. The preliminary settlement agreements are referred to herein collectively as the “Preliminary Settlement Agreements,” and the direct purchaser plaintiffs, indirect purchaser plaintiffs, and individual complainants are referred to herein collectively as “the Plaintiffs.”

Pursuant to the Preliminary Settlement Agreements, the Company has agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all the Plaintiffs’ claims. 3% interest is due on $150.0 million payable between December 2022 and mid-January 2024. The Preliminary Settlement Agreements are not an admission of liability or fault by

Impax, the Company or its subsidiaries, and are subject to a number of other conditions including, with respect to the Preliminary Settlement Agreements between Impax and the purported classes of (i) direct purchaser plaintiffs and (ii) indirect purchaser plaintiffs, court approval. Upon satisfaction of the relevant pre-conditions, including but not limited to court approval of the final settlement agreements, substantially all of the claims and lawsuits in the litigation will have been resolved. During the three and six months ended June 30, 2022, the Company recorded a pre-tax charge of $262.8 million associated with the Preliminary Settlement Agreements. Imputed interest of $2.2 million will be recognized to interest expense during the payment period.

During June 2022, the Company paid $100.0 million into a settlement escrow account, which has been recognized as an escrow deposit as of June 30, 2022 (refer to Note 17. Prepaid Expenses and Other Current Assets). During July 2022, the Company paid an additional $15.0 million into a settlement escrow account.
Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiff seeks, among other things, unspecified monetary damages, and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiff’s claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay and referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiff’s claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiff informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with plaintiff, subject to Court approval. On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company). The settlement is now subject to final approval from the Court. The Company anticipates a final determination regarding approval to be made after a trial as to the plaintiff’s claims against the non-settling parties. Trial is scheduled to begin in October 2022. The amount of the settlement was not material to the Company's consolidated financial statements.
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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. On September 9, 2021, the State Attorneys General filed an Amended Complaint on behalf of California in addition to the original Plaintiff States. On March 30, 2022, the State of Alabama voluntarily dismissed all of its claims in the May 10, 2019 and June 10, 2020 actions against all defendants, including the Company, without prejudice. These lawsuits have been incorporated into MDL No. 2724. Fact and document discovery in MDL No. 2724 are proceeding. In May 2021, the court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020, complaint involving the Company. No final scheduling order has yet been issued for this matter.
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
Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 915 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company also is named in approximately 119 state court cases pending in eleven states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except in Alabama (July 24, 2023) and in West Virginia (April 3, 2023). The Company will not be involved in the September 2022 trial in New Mexico previously reported as a result of the tentative settlement the Company reached with the New Mexico Attorney General in May 2022 to resolve the New Mexico Attorney General’s claims against the Company. The Company anticipates a final determination regarding approval to be made following a trial as to the plaintiff’s claims against the non-settling defendants.

Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with competitors to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In June 2021, Plaintiffs (New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund, and Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada, who had filed various motions to intervene as a plaintiff in the case) and defendants reached a tentative agreement to settle all claims in the case for $33.0 million, subject to certain terms and conditions and subject to court approval. The proposed settlement is covered in full by insurance (refer to Note 17. Prepaid Expenses and Other Current Assets for amounts deposited into a settlement escrow account). The district court entered an order granting preliminary approval of the settlement on November 22, 2021, and held a fairness hearing on March 31, 2022. On July 15, 2022, the district court entered an order granting final approval of the settlement. On July 21, 2022, a stipulated final judgment was entered, effectively terminating this matter before the district court.

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018, amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiffs filed a motion for class certification on October 30, 2020, and in April 2021 filed a second amended complaint including similar allegations regarding a November 2017 registration statement and prospectus issued in connection with the Amneal/ Impax business combination. The Company’s motion to dismiss and Plaintiff’s motion for class certification are currently pending. In February 2022, the parties reached a tentative agreement to settle the claims, subject to, among other things, the negotiation and court approval of a definitive settlement agreement. On March 28, 2022, the parties executed a settlement agreement for $25.0 million that remains subject to, among other things, final court approval. On April 29, 2022, the court preliminarily approved the settlement. A hearing on final approval of the settlement agreement is set for August 15, 2022. For the three and six months ended June 30, 2022, the Company recorded insurance recoveries of $11.5 million and $15.5 million, respectively, related to this case (refer to Note 17. Prepaid Expenses and Other Current Assets for amounts deposited into a settlement escrow account).
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

On October 1, 2021, Amneal Pharmaceuticals LLC, and Amneal Pharmaceuticals of New York, LLC, were named in a lawsuit filed in Pennsylvania state court along with twenty-five other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The Complaint tracks the dismissed master personal injury complaint from the MDL and was removed and subsequently transferred to the MDL on November 9, 2021. The case was remanded to Pennsylvania state court on April 22, 2022. The Company filed preliminary objections on May 18, 2022, which remain pending.

On February 8, 2022, plaintiff Gary Ross filed a lawsuit in Illinois state court naming Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC, along with twenty other defendants, including brand-name manufacturers, generic manufacturers, and retailers. The generic manufacturers filed a motion to dismiss on March 28, 2022.

On March 1, 2022, plaintiff Barbara Martin filed a lawsuit in Illinois state court naming Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals of New York, LLC, and Amneal Pharmaceuticals, Inc., along with seven other defendants, including brand-name manufacturers, generic manufacturers, and retailers. Plaintiff has attempted to serve only Amneal Pharmaceuticals of New York, LLC. The Company filed a motion to dismiss on May 6, 2022.
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

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On May 20, 2021, the Court granted Defendants’ motion to dismiss the economic loss complaint, and Plaintiffs filed an amended complaint on June 21, 2021. Defendants again moved to dismiss, and on March 30, 2022, the Court granted in part and denied in part Defendants’ second motion to dismiss. Plaintiffs filed a second amended complaint on May 6, 2022. Defendants again moved to dismiss on June 3, 2022, and briefing is ongoing. Initial discovery has begun. Additionally, medical monitoring class action complaints were filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment. These cases are currently stayed.

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

On October 29, 2021, three plaintiffs filed a complaint in the District Court of Douglas County, Nebraska asserting claims against Amneal based on the alleged presence of nitrosamines in metformin. On January 10, 2022, Amneal removed the case to the United States District Court for the District of Nebraska. (Conrad et al v. Amneal Pharmaceuticals, Inc., No. 22-cv-00011-BCB-SMB (D. Neb.)). Amneal moved to dismiss the complaint on March 3, 2022, and on March 31, 2022, one plaintiff filed an amended complaint. Amneal moved to dismiss the amended complaint on June 1, 2022, and briefing is ongoing.

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

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal Pharmaceuticals LLC, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys in order to maintain higher prices, in violation of the antitrust laws. The Company, along with the other defendants, moved to dismiss for failure to state a claim, and on December 28, 2021, the Court granted the motion in full, with leave to amend. On January 18, 2022, Plaintiff filed its amended complaint, making substantively the same antitrust allegations, but alleging that the violations were effectuated by either a single overarching conspiracy or a series of bilateral conspiracies. The Company moved to dismiss the amended complaint for failure to state a claim. On March 30, 2022, the Court granted in part and denied in party defendants’ motion, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants. Discovery is currently ongoing.

Galeas v. Amneal Pharmaceuticals, Inc.

On July 27, 2021, Cesy Galeas filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York against Amneal Pharmaceuticals, Inc., alleging that the payment schedule for certain workers violated New York Labor Law. Specifically, the purported class, which presently consists of one named plaintiff contends that the Company paid the employees all owed wages, but did so bi-weekly, instead of weekly. In March 2022, the parties reached an agreement to settle the claims for $1.2 million, subject to, among other things, court approval of the contemplated settlement agreement. The parties filed a motion to approve the settlement agreement on July 13, 2022. A hearing on final approval of the settlement agreement is expected to be scheduled within the next 6-8 weeks. The Company recorded a $1.2 million charge associated with this matter for the six months ended June 30, 2022.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company is named as a nominal defendant. The suit alleges that the Company’s January 2021 acquisition of a 98% interest in KSP, then a wholly owned subsidiary of Kashiv, was unfair to the Company, that the defendant Directors breached fiduciary duties of loyalty and good faith in connection with the transaction, and that the transaction unjustly enriched Kashiv and certain of the defendants who had a financial interest in Kashiv. The suit, which is allegedly brought on the Company’s behalf, seeks among other remedies rescission of the transaction and unspecified monetary damages. Defendants moved to dismiss the complaint for failure to state a claim and failure to plead demand futility on June 3, 2022, and Plaintiffs filed an amended complaint on July 29, 2022.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income (loss) including gross profit less direct selling, general and administrative expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$364,895	$97,001	$97,459	$—	$559,355
Cost of goods sold	223,423	42,791	87,510	—	353,724
Cost of goods sold impairment charges	5,112	—	—	—	5,112
Gross profit	136,360	54,210	9,949	—	200,519
Selling, general and administrative	26,558	23,171	12,735	36,342	98,806
Research and development	44,174	6,574	—	—	50,748
Intellectual property legal development expenses	778	43	—	—	821
Acquisition, transaction-related and integration expenses	8	32	—	201	241
Charges related to legal matters, net	483	—	—	251,394	251,877
Insurance recoveries for property losses and associated expenses	(1,911)	—	—	—	(1,911)
Change in fair value of contingent consideration	—	(270)	—	—	(270)
Other operating income	(1,175)	—	—	—	(1,175)
Operating income (loss)	$67,445	$24,660	$(2,786)	$(287,937)	$(198,618)

Six Months Ended June 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$682,642	$182,087	$192,259	$—	$1,056,988
Cost of goods sold	422,453	86,644	167,689	—	676,786
Cost of goods sold impairment charges	5,112	—	—	—	5,112
Gross profit	255,077	95,443	24,570	—	375,090
Selling, general and administrative	54,151	47,571	26,145	69,604	197,471
Research and development	87,395	16,151	—	—	103,546
Intellectual property legal development expenses	1,550	35	—	—	1,585
Acquisition, transaction-related and integration expenses	8	32	—	635	675
Charges related to legal matters, net	2,157	—	—	247,394	249,551
Insurance recoveries for property losses and associated expenses	(1,911)	—	—	—	(1,911)
Restructuring and other charges	206	—	—	525	731
Change in fair value of contingent consideration	—	(70)	—	—	(70)
Other operating income	(1,175)	—	—	—	(1,175)
Operating income (loss)	$112,696	$31,724	$(1,575)	$(318,158)	$(175,313)

Three Months Ended June 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$360,437	$88,635	$86,003	$—	$535,075
Cost of goods sold	204,154	48,683	69,740	—	322,577
Gross profit	156,283	39,952	16,263	—	212,498
Selling, general and administrative	11,797	20,656	13,599	40,105	86,157
Research and development	43,431	9,433	—	—	52,864
In-process research and development charges	710	—	—	—	710
Intellectual property legal development expenses	1,340	25	—	—	1,365
Acquisition, transaction-related and integration expenses	—	16	491	3,776	4,283
Operating income (loss)	$99,005	$9,822	$2,173	$(43,881)	$67,119

Six Months Ended June 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$672,945	$184,566	$170,669	$—	$1,028,180
Cost of goods sold	389,452	96,881	137,787	—	624,120
Gross profit	283,493	87,685	32,882	—	404,060
Selling, general and administrative	30,559	40,537	27,303	78,484	176,883
Research and development	79,548	21,498	—	—	101,046
In-process research and development charges	710	—	—	—	710
Intellectual property legal development expenses	4,922	25	—	—	4,947
Acquisition, transaction-related and integration expenses	—	16	1,422	5,647	7,085
Restructuring and other charges	80	—	—	283	363
Operating income (loss)	$167,674	$25,609	$4,157	$(84,414)	$113,026

(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.

15. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage of any of such related parties. Except as disclosed below, as of and for the three and six months ended June 30, 2022, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2021 Annual Report on Form 10-K.
Amendment to Kashiv Biosciences LLC License and Commercialization Agreement
In 2017 Kashiv and Amneal entered into an exclusive license and commercialization agreement (the “Kashiv Biosimilar Agreement”) to distribute and sell two biosimilar products, Filgrastim and Pegfilgrastim, in the U.S. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling, and pricing activities. The term of the agreement is 10 years from the respective product’s launch date.
The Kashiv Biosimilar Agreement provided for potential future milestone payments to Kashiv of up to $183.0 million, as follows: (i) up to $22.5 million relating to regulatory approval and execution, (ii) up to $43.0 million for successful delivery of commercial launch inventory, (iii) up to $50.0 million depending on the number of competitors at launch for one product, and (iv) between $15.0 million and $67.5 million for the achievement of cumulative net sales for both products.
In July 2022, the Company and Kashiv amended the Kashiv Biosimilar Agreement to, among other things, (i.) eliminate milestones related to the manufacturing and delivery of the Kashiv products, (ii.) revise the net sales milestones to provide for future milestone payments by the Company to Kashiv of up to $37.5 million for the achievement of cumulative combined net sales goals for both products, and (iii.) adjust the supply price of product that Kashiv manufacturers and supplies to the Company, which will lower the cost per unit of both products.
The remaining milestones are subject to reaching certain commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.

On May 27, 2022, the FDA approved the Company’s biologic license application, associated with the amended Kashiv Biosimilar Agreement, for Pegfilgrastim-pbbk. In connection with this regulatory approval and associated activity, the Company incurred a milestone payable to Kashiv of $15.0 million during the three and six months ended June 30, 2022. The milestone was capitalized as an intangible asset and will be amortized to cost of sales over an estimated useful life of 8.3 years.

The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2022	2021	2022	2021
Kashiv Biosciences LLC
Parking space lease (1)	Cost of goods sold	$25	$25	$50	$50
Development and commercialization agreements - various products (1)	Research and development	—	—	—	32
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim(1)	Selling, general and administrative	—	—	5,000	—
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate (1)	Research and development	1,706	1	1,723	644
Development and commercialization agreements - various products (2)	Research and development	—	259	—	150
Profit sharing - various products (2)	Cost of goods sold	—	—	—	2,680
Commercial product support for EluRyng and other products (2)	Inventory and cost of goods sold	—	—	—	1,239
K127 development and commercialization agreement (2)	Research and development	—	—	—	3,000
Transition services associated with the KSP Acquisition	Selling, general and administrative	—	—	—	300
Development and commercialization - Consulting	Research and development	—	500	—	500
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim-pbbk(1)	Intangible asset	15,000	—	15,000	—
Total		$16,731	$785	$21,773	$8,595

LAX Hotel, LLC (3)
Financing lease	Inventory and cost of goods sold	$—	$—	$—	$217
Interest component of financing lease	Interest expense	—	—	—	362
Total		$—	$—	$—	$579

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$526	$525	$1,052	$1,051
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$305	$299	$601	$586
PharmaSophia, LLC - research and development services income	Research and development	$(15)	$(42)	$(30)	$(299)
Fosun International Limited - license and supply agreement	Net revenue	$—	$—	$—	$—
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$964	$3,416	$1,422	$5,517
Tracy Properties LLC - operating lease	Selling, general and administrative	$136	$131	$271	$262
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$1,431	$837	$2,652	$1,980
AvPROP, LLC - operating lease	Selling, general and administrative	$50	$38	$90	$77
Tarsadia Investments, LLC - financial consulting services	Selling, general and administrative	$—	$—	$—	$—
Avtar Investments, LLC consulting services	Selling, general and administrative	$85	$92	$169	$175
TPG Operations, LLC consulting services	Selling, general and administrative	$—	$—	$19	$—
Alkermes	Inventory and cost of goods sold	$77	$—	$107	$—
R&S Solutions - logistics services	Selling, general and administrative	$20	$—	$39	$—
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

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	June 30, 2022	December 31, 2021
Kashiv - deferred consideration associated with the KSP Acquisition (1)	$500	$30,500
Kashiv - various agreements(2)	21,715	314
Sellers of Puniska - consideration for acquisition (3)	—	14,225
Apace Packaging LLC - packaging agreement	1,058	560
AzaTech Pharma LLC - supply agreement	1,055	1,783
Avtar Investments LLC - consulting services	98	37
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes (4)	442	442
R&S Solutions - logistics services	7	—
Alkermes	29	—
Related party payables - short term	$24,904	$47,861

PharmaSophia, LLC - research and development agreement	$1,111	$1,081
Sellers of AvKARE LLC and R&S - state tax indemnification	204	68
Kashiv - various agreements	23	14
Apace Packaging, LLC - packaging agreement	—	16
Related party receivables - short term	$1,338	$1,179

Kashiv - contingent consideration (5)	$5,830	$5,900
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes (4)	4,824	3,719
Related party payables - long term	$10,654	$9,619
(1) As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included a contractually stated amount of deferred consideration of $30.5 million. The deferred consideration consisted of $30.0 million, which the Company paid during January 2022, and $0.5 million, which the Company expects to pay during the third quarter of 2022.
(2) A $5.0 million milestone was payable to Kashiv for regulatory approval of Filgrastim and a $15.0 million milestone was payable to Kashiv for regulatory approval of Pegfilgrastim-pbbk as of June 30, 2022.
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
(5)     The contingent consideration liability was associated with the KSP Acquisition. Refer to Note 3. Acquisitions for additional information.
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
Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. During the three and six months ended June 30, 2022, the Company recorded net tax distributions of $2.9 million and $7.3 million, respectively, as a reduction of non-controlling interests. For the three and six months ended June 30, 2021, the Company recorded tax distributions of $16.6 million and $25.9 million, respectively, as a reduction of non-controlling interests.
As discussed in Note 3. Acquisitions, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company attributes 2% of the net income or loss of KSP to the non-controlling interests.
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

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and six months ended June 30, 2022, the Company recorded tax distributions of $0.6 million and $2.6 million as a reduction of redeemable non-controlling interests, respectively. For the three and six months ended June 30, 2021, the Company recorded tax distributions of $1.2 million and $1.7 million as a reduction of redeemable non-controlling interests, respectively.

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
Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the six months ended June 30, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2020	$(14,497)	$(26,821)	$(41,318)
Other comprehensive loss before reclassification	(4,255)	20,972	16,717
Reallocation of ownership interests	(93)	(133)	(226)
Balance December 31, 2021	(18,845)	(5,982)	(24,827)
Other comprehensive loss before reclassification	(7,816)	33,623	25,807
Reallocation of ownership interests	(115)	3	(112)
Balance June 30, 2022	$(26,776)	$27,644	$868
17. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Deposits and advances	$1,694	$1,174
Prepaid insurance	7,478	7,962
Prepaid regulatory fees	1,265	3,710
Income and other tax receivables	11,535	8,850
Prepaid taxes	15,953	16,085
Escrow deposits for legal settlements(1)	148,500	33,000
Other current receivables	17,748	9,770
Other prepaid assets	20,895	17,309
Chargebacks receivable (2)	7,136	12,358
Total prepaid expenses and other current assets	$232,204	$110,218
(1)Escrow deposits for legal settlements includes preliminary settlement escrow deposits by the Company’s insurers of $48.5 million and $33.0 million as of June 30, 2022 and December 31, 2021, respectively, associated with insured securities class action lawsuits. Escrow deposits for legal settlements also includes an escrow deposit of $100.0 million for preliminary settlement agreements related to the Opana ER® antitrust litigation as of June 30, 2022. Refer to Note 13. Commitments and Contingencies for additional details regarding these matters.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

18. Other Assets

Other assets were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Interest rate swap (1)	$56,221	$—
Security deposits	5,402	3,895
Long-term prepaid expenses	7,086	5,896
Deferred revolving credit facility costs	2,453	1,603
Other long term assets	8,674	9,220
Total	$79,836	$20,614

(1)Refer to Note 10. Fair Value Measurements and Note 11. Financial Instruments for information about the Company’s interest rate swap.

19. Government Grants

In November 2021, Amneal Pharmaceuticals Private Limited, a subsidiary of the Company in India, was selected as one of 55 companies to participate in the PLI Scheme. The government of India established the PLI Scheme to make India’s domestic manufacturing more globally competitive and to create global champions within the pharmaceutical sector by encouraging investment and product diversification with a focus on manufacturing complex and high value goods.

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $126.9 million (based on conversion rates as of June 30, 2022), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments and (ii) a minimum percentage growth in sales of eligible products.

The Company has concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company has evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives in the consolidated statements of operations on a systematic basis within other operating income. For the three and six months ended June 30, 2022, the Company recognized $1.2 million of other operating income associated with the PLI Scheme. Receivables from the government of India of $0.9 million and $0.3 million, respectively, were recorded within prepaid and other current assets and other long-term assets as of June 30, 2022, respectively, based on the terms of the PLI Scheme.
20. Debt
The following is a summary of the Company’s total indebtedness (in thousands):

	June 30, 2022	December 31, 2021
Term Loan due May 2025	$2,577,376	$2,590,876
Rondo Term Loan due January 2025	92,000	139,250
Other	—	624
Total debt	2,669,376	2,730,750
Less: debt issuance costs	(17,009)	(20,083)
Total debt, net of debt issuance costs	2,652,367	2,710,667
Less: current portion of long-term debt	(29,920)	(30,614)
Total long-term debt, net	$2,622,447	$2,680,053
There have been no material changes in the Company’s long-term debt since December 31, 2021, except as disclosed below. Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for additional information.
On June 2, 2022, the Company entered into a revolving credit agreement (the “New Credit Agreement”), which amended the existing senior secured asset backed revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement (i) replaced the Revolving Credit Facility with a $350.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) that matures on June 2, 2027, (ii) provides for up to $25.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit; (iii) provides for up to $35.0 million of the New Revolving Credit Facility to be available for the purpose of issuing swingline loans; (iv) allows the the Company to request an incremental increase in the revolving facility commitments by up to $150.0 million; and (v) terminated the revolving credit facility commitments of lenders under the Revolving Credit Facility.
Interest is payable on the New Revolving Credit Facility at a rate equal to the alternate base rate (“ABR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin, in each case, subject to a ABR floor of 1.00% or a SOFR floor of 0.00%, as applicable. The applicable margin for the New Revolving Credit Facility is initially 0.25% per annum for ABR loans and 1.25% per annum for SOFR loans. The applicable margin on borrowings under the New Revolving Credit Facility thereafter will adjust ranging from 0.25% to 0.50% per annum for ABR loans and from 1.25% to 1.50% per annum for SOFR loans determined by the average historical excess availability. The proceeds of any loans made under the New Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Borrower pays a commitment fee based on the average daily unused amount of the New Revolving Credit Facility at a rate of 0.25% per annum.

Subject to the refinancing, there was a decrease in the borrowing capacity of certain lenders between the New Revolving Credit Facility and the Revolving Credit Facility. As a result, the Company recorded $0.3 million charge for the three and six months ended June 30, 2022 in loss on refinancing. Additionally, the Company incurred costs of $1.6 million associated with the Credit Agreement, which was capitalized as deferred financing costs with the remaining unamortized costs associated with the New Revolving Credit Facility, and will be amortized over the life of the New Credit Agreement.
The New Credit Agreement contains certain negative covenants that, among other things and subject to certain exceptions, restrict the Company’s and certain subsidiaries’ ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The New Revolving Credit Facility also includes a financial covenant whereby the Company must maintain a minimum fixed-charge coverage ratio if certain borrowing conditions are met. The New Revolving Credit Facility contains customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the New Revolving Credit Facility may be accelerated and the commitments may be terminated.
As of June 30, 2022, the Company had $85.0 million in borrowings under the New Revolving Credit Facility.
During June 2022, the Company prepaid $42.8 million of outstanding principal of the Rondo Term Loan, and repaid the remaining $0.6 million in principal of other debt obligations.

21. Property Losses and Associated Expenses

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities. Operations at these facilities were closed for the majority of September 2021 in order to assess the damage, make repairs and restore operations.

The Company concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $10.4 million of charges for the year ended December 31, 2021.

The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. During the three and six months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.

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
The group of investors, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”) held 50.2% of Amneal Common Units and the Company held the remaining 49.8% as of June 30, 2022.
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
The following discussion and analysis for the three and six months ended June 30, 2022 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
Overview
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes over 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions), films, transdermal patches and topicals (which are creams or gels designed to administer pharmaceuticals locally through the skin). We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and / or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of the Company’s control.
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

To the extent that the pandemic (and variant strains) continues or worsens, national, state, local and international governments may impose additional restrictions or extend the restrictions already in place. The worsening of the pandemic and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, supply chains being interrupted or slowed, and rising supply prices. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of products we provide. The potential effects of the pandemic also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.

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
Inflation

While it is difficult to accurately measure the impact of inflation, we currently expect an inflationary impact of approximately $30 million for the year ending December 31, 2022, excluding the impact of rising interest rates. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$559,355	$535,075	$1,056,988	$1,028,180
Cost of goods sold	353,724	322,577	676,786	624,120
Cost of goods sold impairment charges	5,112	—	5,112	—
Gross profit	200,519	212,498	375,090	404,060
Selling, general and administrative	98,806	86,157	197,471	176,883
Research and development	50,748	52,864	103,546	101,046
In-process research and development impairment charges	—	710	—	710
Intellectual property legal development expenses	821	1,365	1,585	4,947
Acquisition, transaction-related and integration expenses	241	4,283	675	7,085
Charges related to legal matters, net	251,877	—	249,551	—
Insurance recoveries for property losses and associated expenses	(1,911)	—	(1,911)	—
Restructuring and other charges	—	—	731	363
Change in fair value of contingent consideration	(270)	—	(70)	—
Other operating income	(1,175)	—	(1,175)	—
Operating (loss) income	(198,618)	67,119	(175,313)	113,026
Total other expense, net	(34,113)	(32,295)	(67,339)	(63,298)
(Loss) income before income taxes	(232,731)	34,824	(242,652)	49,728
Provision for income taxes	7,350	2,648	3,889	3,007
Net (loss) income	$(240,081)	$32,176	$(246,541)	$46,721
Net Revenue

Net revenue for the three months ended June 30, 2022 was $559.4 million, an increase of 5% as compared to $535.1 million for the three months ended June 30, 2021. The increase from the prior year period was attributable to the growth in all three segments as follows:

•Net revenue growth in our Generics segment of $4.5 million during the three months ended June 30, 2022 as compared to the prior year period was primarily due to volume growth, partially offset by a decline in new products launched in 2022 and 2021 of $10.1 million and continued price erosion.
•Specialty segment net revenue increased $8.4 million for the three months ended June 30, 2022 as compared to the prior year period driven by growth in our promoted products including Rytary® and Unithroid® which increased 14% and 46%, respectively, as volume growth continued to remain strong, partially offset by the loss of exclusivity of Zomig® Nasal Spray.
•AvKARE net segment revenue grew $11.5 million for the three months ended June 30, 2022 as compared to the prior year period due to growth in our distribution channel.

Net revenue for the six months ended June 30, 2022 was $1,057.0 million, an increase of 3% as compared to $1,028.2 million for the six months ended June 30, 2021. The increase from the prior year period was attributable to growth in Generics and AvKARE as follows:

•Net revenue growth in our Generics segment of $9.6 million for the six months ended June 30, 2022 as compared to the prior year period was primarily due to new products launched in 2022 and 2021 that contributed revenue growth of $3.4 million, the favorable year-over-year impact of lower returns relating to Oseltamivir (generic Tamiflu®), as well as volume growth. These increases were partially offset by continued price erosion.
•Specialty segment net revenue decreased $2.5 million for the six months ended June 30, 2022 as compared to the prior year period, driven by the loss of exclusivity of Zomig® Nasal Spray as well as a decline in our other non-promoted products. These declines were partially offset by growth in our promoted products, including Rytary® and Unithroid®, which increased 4% and 30%, respectively, as prescription growth remained strong for both products.
•AvKARE net segment revenue grew $21.6 million for the six months ended June 30, 2022 as compared to the prior year period due to growth in our distribution channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 11%, or $36.3 million, to $358.8 million for the three months ended June 30, 2022 as compared to $322.6 million for the three months ended June 30, 2021. The increase in cost of goods sold, including impairment charges, was primarily due to increased Generics and AvKARE costs as volume increased and a $5.1 million intangible asset impairment charge. The intangible asset impairment charge was associated with a currently marketed product that experienced significant price erosion without an offsetting increase in customer demand, resulting in significantly lower than expected future margins.

Gross profit for the three months ended June 30, 2022 was $200.5 million (36% of total net revenue) as compared to gross profit of $212.5 million (40% of total net revenue) for the three months ended June 30, 2021. Our gross profit as a percentage of net revenue decreased compared to the prior year period primarily as a result of the mix of business and the impairment charge discussed above.

Cost of goods sold, including impairment charges, increased 9%, or $57.8 million, to $681.9 million for the six months ended June 30, 2022 as compared to $624.1 million for the six months ended June 30, 2021. The increase in cost of goods sold was primarily due to increased Generics and AvKARE costs as volume increased and a $5.1 million intangible asset impairment charge discussed above. Increases in costs and the impairment charge were partially offset by costs reductions associated with operating efficiency benefits realized period-over-period.

Gross profit for the six months ended June 30, 2022 was $375.1 million (35% of total net revenue) as compared to gross profit of $404.1 million (39% of total net revenue) for the six months ended June 30, 2021. Our gross profit as a percentage of net revenue decreased compared to the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2022 were $98.8 million, as compared to $86.2 million for the three months ended June 30 , 2021. The $12.6 million increase from the prior year period was primarily due to an increase in employee compensation as well as increased freight charges as fuel costs continue to increase.

SG&A expenses for the six months ended June 30, 2022 were $197.5 million, as compared to $176.9 million for the prior year period. The $20.6 million increase from the prior year period was primarily due to an increase in employee compensation, increased logistics costs and a $5.0 million expense associated with a biosimilar regulatory approval.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2022 were $50.7 million, as compared to $52.9 million for the three months ended June 30, 2021. The $2.2 million decrease compared to the prior year period was primarily attributable to reduced in-licensing and upfront milestone payments of $7.3 million, partially offset by increased compensation and other costs associated with acquired businesses in 2021.

R&D expenses for the six months ended June 30, 2022 were $103.5 million, as compared to $101.0 million for the six months ended June 30, 2021. The $2.5 million increase compared to the prior year period was primarily attributable to increased compensation and other costs associated with acquired businesses in 2021, partially offset by a decrease in in-licensing and upfront milestone payments of $12.9 million.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended June 30, 2022 and 2021 were $0.8 million and $1.4 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Intellectual property legal development expenses for the six months ended June 30, 2022 and 2021 were $1.6 million and $4.9 million, respectively. The period-over-period decrease of $3.3 million was due to the timing of specific cases. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.

Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were $0.2 million for the three months ended June 30, 2022 as compared to $4.3 million for the three months ended June 30, 2021. Acquisition, transaction-related and integration expenses were $0.7 million for the six months ended June 30, 2022 as compared to $7.1 million for the six months ended June 30, 2021.
For the three and six months ended June 30, 2021, acquisition, transaction-related and integration expenses were primarily related to the KSP Acquisition, which closed on April 2, 2021, and integration expenses related to the businesses that comprise our AvKARE segment.
Acquisition, transaction-related and integration expenses for the six months ended June 30, 2022 were primarily related to the Saol Acquisition, which closed on February 9, 2022. Refer to Note 3. Acquisitions for additional information.
Credit Related to Legal Matters, Net
For the three and six months ended June 30, 2022, we recorded a net charges related to legal matters of $251.9 million and $249.6 million, respectively. The net charges for both periods were primarily comprised of charges associated with Opana® ER antitrust litigation, net of insurance recoveries associated with securities class actions. Refer to Note 13. Commitments and Contingencies for additional information.
Insurance Recoveries for Property Losses and Associated Expenses
During the three and six months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.
Other Operating Income
Other operating income for the three and six month periods ended June 30, 2022 of $1.2 million was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 19. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net was $34.1 million for the three months ended June 30, 2022 as compared to $32.3 million for the three months ended June 30, 2021. Overall, the increase from the prior year period was driven by a $3.2 million unfavorable period-over-period impact of net foreign exchange gains and losses and higher interest expense, partially offset by an increase in the benefit related to a previously outstanding contingent liability.
Total other expense, net was $67.3 million for the six months ended June 30, 2022 as compared to $63.3 million for the six months ended June 30, 2021. Overall, the increase from the prior year period was driven by a $7.3 million unfavorable period-over-period impact of net foreign exchange gains and losses, partially offset by an increase in the benefit related to a previously outstanding contingent liability.
Provision For Income Taxes
For the three months ended June 30, 2022 and 2021, our provision for income taxes and effective tax rates were $7.4 million and (3.2)% and $2.6 million and 7.6%, respectively. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income.
For the six months ended June 30, 2022 and 2021, our provision for income taxes and effective tax rates were $3.9 million and (1.6)% and $3.0 million and 6.0%, respectively. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income and an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits.

Net (Loss) Income

We recognized a net loss for the three months ended June 30, 2022 of $240.1 million as compared to net income of $32.2 million for the three months ended June 30, 2021. The period-over-period change was attributable to the factors listed above, primarily the net charge for the three months ended June 30, 2022 related to legal matters of $251.9 million associated with the Opana® ER antitrust litigation, net of insurance recoveries associated with a securities class action.
We recognized a net loss for the six months ended June 30, 2022 of $246.5 million as compared to net income of $46.7 million for the six months ended June 30, 2021. The period-over-period change was attributable to the factors listed above.
Generics
The following table sets forth results of operations for our Generics segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$364,895	$360,437	$682,642	$672,945
Cost of goods sold	223,423	204,154	422,453	389,452
Cost of good sold impairment charges	5,112	—	5,112	—
Gross profit	136,360	156,283	255,077	283,493
Selling, general and administrative	26,558	11,797	54,151	30,559
Research and development	44,174	43,431	87,395	79,548
In-process research and development impairment charges	—	710	—	710
Intellectual property legal development expenses	778	1,340	1,550	4,922
Acquisition, transaction-related and integration expenses	8	—	8	—
Charges related to legal matters, net	483	—	2,157	—
Insurance recoveries for property losses and associated expenses	(1,911)	—	(1,911)	—
Restructuring and other charges	—	—	206	80
Other operating income	(1,175)	—	(1,175)	—
Operating income	$67,445	$99,005	$112,696	$167,674
Net Revenue

Generics net revenue was $364.9 million for the three months ended June 30, 2022, an increase of $4.5 million as compared to the prior year period, primarily due to volume growth, partially offset by a decline in new products launched in 2022 and 2021 of $10.0 million and continued price erosion.

Generics net revenue was $682.6 million for the six months ended June 30, 2022, an increase of $9.7 million as compared to the prior year period. The increase primarily related to new products launched in 2022 and 2021 that contributed revenue growth of $3.4 million, the favorable year-over-year impact of lower returns relating to Oseltamivir (generic Tamiflu®), as well as volume growth. These increases were partially offset by continued price erosion.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended June 30, 2022 was $228.5 million, an increase of $24.4 million compared the prior year period. The increase in cost of goods sold was primarily attributable to increased volume, a reduction in operating efficiency benefits realized period-over-period, and a $5.1 million intangible asset impairment charge. The intangible asset impairment charge was associated with a currently marketed product that experienced significant price erosion without an offsetting increase in customer demand, resulting in significantly lower than expected future margins.
Generics gross profit for the three months ended June 30, 2022 was $136.4 million (37% of net revenue) as compared to gross profit of $156.3 million (43% of net revenue) for the three months ended June 30, 2021 as a result of the factors described above.

Generics cost of goods sold, including impairment charges, for the six months ended June 30, 2022 was $427.6 million, an increase of $38.1 million as compared to the six months ended June 30, 2021. The increase in cost of goods sold was primarily attributable to increased volume, a reduction in operating efficiency benefits realized period-over-period, and a $5.1 million intangible asset impairment charge, as discussed above.
Generics gross profit for the six months ended June 30, 2022 was $255.1 million (37% of net revenue) as compared to gross profit of $283.5 million (42% of net revenue) for the six months ended June 30, 2021 as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended June 30, 2022 was $26.6 million, as compared to $11.8 million for the three months ended June 30, 2021. The increase was primarily attributed to increased employee compensation, freight charges due to fuel costs, and increased legal fees.

Generics SG&A expense for the six months ended June 30, 2022 was $54.2 million, as compared to $30.6 million for the six months ended June 30, 2021. The increase was primarily attributed to increased employee compensation, increased freight due to rising fuel costs, increased legal fees, and a $5.0 million expense associated with a biosimilar regulatory approval.
Research and Development
Generics R&D expenses for the three months ended June 30, 2022 was $44.2 million, an increase of $0.8 million compared to the three months ended June 30, 2021. The increase was primarily associated with inflationary pressures and the costs associated with acquired businesses in 2021, partially offset by a decrease in in-licensing and upfront milestone payments of $7.3 million.

Generics R&D expenses for the six months ended June 30, 2022 was $87.4 million, an increase of $7.9 million as compared to the six months ended June 30, 2021. The increase was primarily associated with inflationary pressures and the costs associated with acquired businesses in 2021, partially offset by a decrease in in-licensing and upfront milestone payments of $8.0 million.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended June 30, 2022 and 2021 were $0.8 million and $1.3 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Intellectual property legal development expenses for the six months ended June 30, 2022 and 2021 were $1.6 million and $4.9 million, respectively. The period-over-period decrease of $3.3 million was due to the timing of specific cases. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Insurance Recoveries for Property Losses and Associated Expenses
During the three and six months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.
Other Operating Income
Other operating income for the three and six month periods ended June 30, 2022 of $1.2 million was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 19. Government Grants for additional information.

Specialty
The following table sets forth results of operations for our Specialty segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$97,001	$88,635	$182,087	$184,566
Cost of goods sold	42,791	48,683	86,644	96,881
Gross profit	54,210	39,952	95,443	87,685
Selling, general and administrative	23,171	20,656	47,571	40,537
Research and development	6,574	9,433	16,151	21,498
Intellectual property legal development expenses	43	25	35	25
Acquisition,transaction-related and integration expenses	32	16	32	16
Change in fair value of contingent consideration	(270)	—	(70)	—
Operating income	$24,660	$9,822	$31,724	$25,609
Net Revenue

Specialty net revenue for the three months ended June 30, 2022 was $97.0 million, an increase of $8.4 million as compared to the three months ended June 30, 2021 driven by growth in our promoted products including Rytary® and Unithroid® which increased 14% and 46%, respectively, as volume growth continued to remain strong, partially offset by loss of exclusivity on Zomig® Nasal Spray.

Specialty net revenue for the six months ended June 30, 2022 was $182.1 million, a decrease of $2.5 million as compared to the six months ended June 30, 2021, driven by the loss of exclusivity of Zomig® Nasal Spray as well as a decline in our other non-promoted products, partially offset by promoted products including Rytary® and Unithroid® which increased 4% and 30%, respectively, as prescription growth continued to remain strong for both products.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended June 30, 2022 was $42.8 million as compared to $48.7 million for the three months ended June 30, 2021. Specialty gross profit for the three months ended June 30, 2022 was $54.2 million (56% of net revenue) as compared to gross profit of $40.0 million (45% of net revenue) for the three months ended June 30, 2021. The increase in gross profit primarily related to the increase in revenues. The increase in gross margin was due to product mix, including the loss of exclusivity on Zomig® Nasal Spray which had lower margin.
Specialty cost of goods sold for the six months ended June 30, 2022 was $86.6 million as compared to $96.9 million for the six months ended June 30, 2021. Specialty gross profit for the six months ended June 30, 2022 was $95.4 million (52% of net revenue) as compared to gross profit of $87.7 million (48% of net revenue) for the six months ended June 30, 2021. The increase in gross profit primarily related to the decrease in revenues, offset by product mix, including the loss of exclusivity on Zomig® Nasal Spray which had lower margin.
Selling, General, and Administrative
Specialty SG&A expense was $23.2 million for the three months ended June 30, 2022, an increase of $2.5 million or 12% compared to the three months ended June 30, 2021. The increase was driven by an increase in in-person sales and marketing efforts following the onset of the COVID-19 pandemic.

Specialty SG&A expense was $47.6 million for the six months ended June 30, 2022, an increase of $7.0 million or 17% compared to the six months ended June 30, 2021. The increase was driven by an increase in in-person sales and marketing efforts following the onset of the COVID-19 pandemic.
Research and Development
Specialty R&D expenses for the three months ended June 30, 2022 were $6.6 million, as compared to $9.4 million for the three months ended June 30, 2021. The $2.9 million decrease from the prior year period was primarily attributable to a decrease in project spend as the IPX study winds down.

Specialty R&D expenses for the six months ended June 30, 2022 were $16.2 million, as compared to $21.5 million for the six months ended June 30, 2021. The $5.3 million decrease from the prior year period was primarily attributable to a decrease in in-licensing and upfront milestone payments of $4.9 million.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$97,459	$86,003	$192,259	$170,669
Cost of goods sold	87,510	69,740	167,689	137,787
Gross profit	9,949	16,263	24,570	32,882
Selling, general and administrative	12,735	13,599	26,145	27,303
Acquisition, transaction-related and integration expenses	—	491	—	1,422
Operating (loss) income	$(2,786)	$2,173	$(1,575)	$4,157
Net Revenue

AvKARE net revenue for the three months ended June 30, 2022 was $97.5 million, an increase of $11.5 million as compared to the three months ended June 30, 2021, driven by growth in our distribution channel.

AvKARE net revenue for the six months ended June 30, 2022 was $192.3 million, an increase of $21.6 million as compared to the six months ended June 30, 2021, driven by growth in our distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended June 30, 2022 was $87.5 million as compared to $69.7 million for the three months ended June 30, 2021. AvKARE gross profit for the three months ended June 30, 2022 was $9.9 million (10% of net revenue) as compared to gross profit of $16.3 million (19% of net revenue) for the three months ended June 30, 2021. The decrease in gross profit primarily related to the increase in sales through our lower margin distribution channel, a decrease in sales through our higher margin government label channel, and an increase in inventory related charges.

AvKARE cost of goods sold for the six months ended June 30, 2022 was $167.7 million as compared to $137.8 million for the six months ended June 30, 2021. AvKARE gross profit for the six months ended June 30, 2022 was $24.6 million (13% of net revenue) as compared to gross profit of $32.9 million (19% of net revenue) for the six months ended June 30, 2021. The decrease in gross profit primarily related to the increase in sales through our lower margin distribution channel and a decrease in sales through our higher margin governmental label channel.
Selling, General, and Administrative
AvKARE SG&A expense was $12.7 million for the three months ended June 30, 2022 as compared to $13.6 million in the prior year period.
AvKARE SG&A expense was $26.1 million for the six months ended June 30, 2022 as compared to $27.3 million for the prior year period.
Liquidity and Capital Resources
On June 2, 2022, the Company entered into a revolving credit agreement (the “New Credit Agreement”), which amended the existing senior secured asset based revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement (i) replaced the Revolving Credit Facility with a $350.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) that matures on June 2, 2027, (ii) provides for up to $25.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit; (iii) provides for up to $35.0 million of the New Revolving Credit Facility to be available for the purpose of issuing swingline loans; (iv) allows the the Company to request an incremental increase in the revolving facility commitments by up to $150.0 million; and (v) terminated the revolving credit facility commitments of lenders under the Revolving Credit Facility.

Interest is payable on the New Revolving Credit Facility at a rate equal to the alternate base rate (“ABR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin, in each case, subject to a ABR floor of 1.00% or a SOFR floor of 0.00%, as applicable. The applicable margin for the New Revolving Credit Facility is initially 0.25% per annum for ABR loans and 1.25% per annum for SOFR loans. The applicable margin on borrowings under the New Revolving Credit Facility thereafter will adjust ranging from 0.25% to 0.50% per annum for ABR loans and from 1.25% to 1.50% per annum for SOFR loans determined by the average historical excess availability. The proceeds of any loans made under the New Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Borrower pays a commitment fee based on the average daily unused amount of the New Revolving Credit Facility at a rate of 0.25% per annum.
Our primary source of liquidity is cash generated from operations, available cash on hand and borrowings under debt financing arrangements, including $260.6 million of available capacity on our New Revolving Credit facility as of June 30, 2022. Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for additional information. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
Our primary uses of capital resources are to fund operating activities, including research and development expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions and capital equipment, acquisitions, and settlements of litigation. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to sources of liquidity, particularly our cash flows from operations, and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
We estimate that we will invest approximately $65.0 million to $75.0 million during 2022 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
Over the next 12 months, we expect to make substantial payments, including a $16.5 million milestone payment to Mabxience S.L. (refer to Note 5. Alliance and Collaboration), a $15.0 million milestone payment to Kashiv Biosciences LLC (a related party, refer to Note 15. Related Party Transactions), $115.0 million in payments associated with preliminary settlement of the Opana® ER antitrust litigation (refer to Note 13. Commitments and Contingencies), monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Refer to Note 17. Debt and Note 12. Leases in our 2021 Annual Report on Form 10-K for additional information on our indebtedness and leases, respectively.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal Common Units by the Members (refer to Note 1. Nature of Operations). The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal Common Units sold or exchanged for our class A common stock, the price of our class A common stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to June 30, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206.3 million contingent liability as of June 30, 2022 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the TRA. During the six months ended June 30, 2022 and June 30, 2021, we made net tax distributions of $7.3 million and $26.0 million, respectively, to the Members.

As of June 30, 2022, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(5,178)	$96,195
Investing activities	(113,511)	(95,580)
Financing activities	(38,321)	(64,217)
Effect of exchange rate changes on cash	(1,547)	(366)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(158,557)	$(63,968)
Cash Flows from Operating Activities

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2022 as compared to net cash provided by operating activities of $96.2 million for the six months ended June 30, 2021.  The decrease in operating cash flows was primarily driven by a $100.0 million payment made into an escrow account associated with the Opana® ER antitrust litigation preliminary settlement agreements.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $113.5 million as compared to $95.6 million for the six months ended June 30, 2021. The period-over-period increase of $17.9 million in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $38.3 million for the six months ended June 30, 2022 as compared to net cash used in financing activities of $64.2 million for the six months ended June 30, 2021. The period-over-period decrease of $25.9 million in net cash used in financing activities was primarily due to $85.0 million in borrowings under the New Revolving Credit Facility (refer to Note 20. Debt) and a $17.6 million decrease in tax distributions, partially offset by $44.0 million paid for deferred consideration associated with the KSP Acquisition and the Puniska Acquisition (refer to Note 3. Acquisitions) and an increase in debt payments, primarily a $42.8 million prepayment made on the Rondo Term Loan.

Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2021 Annual Report on Form 10-K. Other than the contractual obligations noted below (shown in thousands), there have been no material changes to the disclosure presented in our 2021 Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Opana ER® antitrust litigation preliminary settlement (1)	$165,000	$115,000	$50,000	$—	$—
Interest associated with the Opana ER® antitrust litigation preliminary settlement (1)	4,220	1,805	2,415	—	—
Total	$169,220	$116,805	$52,415	$—	$—
(1) Refer to Note 13. Commitments and Contingencies for additional information.
The foregoing table does not include milestone payments potentially payable by the Company under its collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 5. Alliance and Collaboration and Note 24. Related Party Transactions in our 2021 Annual Report on Form 10-K and Note 6. Alliance and Collaboration and Note 15. Related Party Transactions in this Form 10-Q.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this

Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

In April 2022, as part of our ongoing efforts to increase efficiencies we implemented new software and updated various business processes related to sales deductions. Except as noted above, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Amneal Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended on August 4, 2022 †*

10.2
Revolving Credit Agreement, dated as of June 2, 2022, by and among Amneal Pharmaceuticals LLC. as the borrower, Truist Bank, as administrative agent and collateral agent and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2022).

10.3
ABL Guarantee and Collateral Agreement, dated as of June 2, 2022, by and among the loan parties from time -to-time party thereto and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2022).

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and six months ended June 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three and six months ended June 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2022	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)