Form 10-Q
period 2022-09-30
Amneal Pharmaceuticals, Inc.
filed 2022-11-07
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 28, 2022, there were 151,475,789 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expectations regarding supply chain disruptions, inflationary pressures and rising interest rates, expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; our expectations regarding litigation matters, including settlements thereof; market position and expenditures.

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
•the impact of global economic conditions, including any economic effects stemming from adverse geopolitical events, an economic downturn, inflation, and rising interest rates;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$545,557	$528,593	$1,602,545	$1,556,773
Cost of goods sold	350,653	329,394	1,027,439	953,514
Cost of goods sold impairment charges	674	688	5,786	688
Gross profit	194,230	198,511	569,320	602,571
Selling, general and administrative	100,071	91,397	297,542	268,280
Research and development	50,235	48,927	153,781	149,973
In-process research and development impairment charges	—	—	—	710
Intellectual property legal development expenses	1,411	1,627	2,996	6,574
Acquisition, transaction-related and integration expenses	39	134	714	7,219
Charges related to legal matters, net	285	19,000	249,836	19,000
Charges (insurance recoveries) for property losses and associated expenses	—	8,186	(1,911)	8,186
Restructuring and other charges	581	425	1,312	788
Change in fair value of contingent consideration	(1,425)	300	(1,495)	300
Other operating income	(1,320)	—	(2,495)	—
Operating income (loss)	44,353	28,515	(130,960)	141,541
Other (expense) income:
Interest expense, net	(42,391)	(34,400)	(111,349)	(102,368)
Foreign exchange loss, net	(5,491)	(29)	(12,933)	(185)
Loss on refinancing	—	—	(291)	—
Other income, net	5,709	3,871	15,061	8,697
Total other expense, net	(42,173)	(30,558)	(109,512)	(93,856)
Income (loss) before income taxes	2,180	(2,043)	(240,472)	47,685
Provision for income taxes	4,570	4,049	8,459	7,056
Net (loss) income	(2,390)	(6,092)	(248,931)	40,629
Less: Net (income) loss attributable to non-controlling interests	(299)	1,855	123,716	(23,628)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(2,689)	(4,237)	(125,215)	17,001
Accretion of redeemable non-controlling interest	—	—	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(2,689)	$(4,237)	$(125,653)	$17,001

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$(0.02)	$(0.03)	$(0.83)	$0.11
Diluted	$(0.02)	$(0.03)	$(0.83)	$0.11
Weighted-average common shares outstanding:
Basic	151,393	149,290	150,765	148,771
Diluted	151,393	149,290	150,765	151,655

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,390)	$(6,092)	$(248,931)	$40,629
Less: Net (income) loss attributable to non-controlling interests	(299)	1,855	123,716	(23,628)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(2,689)	(4,237)	(125,215)	17,001
Accretion of redeemable non-controlling interest	—	—	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(2,689)	(4,237)	(125,653)	17,001
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(9,243)	(1,164)	(24,950)	(7,348)
Unrealized gain on cash flow hedge, net of tax	32,639	2,711	100,333	24,187
Less: Other comprehensive income attributable to non-controlling interests	(11,725)	(781)	(37,905)	(8,531)
Other comprehensive income attributable to Amneal Pharmaceuticals, Inc.	11,671	766	37,478	8,308
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$8,982	$(3,471)	$(88,175)	$25,309

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$87,335	$247,790
Restricted cash	8,556	8,949
Trade accounts receivable, net	628,737	662,583
Inventories	543,858	489,389
Prepaid expenses and other current assets	149,650	110,218
Related party receivables	1,696	1,179
Total current assets	1,419,832	1,520,108
Property, plant and equipment, net	470,150	514,158
Goodwill	599,504	593,017
Intangible assets, net	1,159,005	1,166,922
Operating lease right-of-use assets	34,252	39,899
Operating lease right-of-use assets - related party	18,566	20,471
Financing lease right-of-use assets	64,468	64,475
Other assets	108,262	20,614
Total assets	$3,874,039	$3,939,664
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$531,462	$525,345
Current portion of liabilities for legal matters	176,094	58,000
Revolving credit facility	60,000	—
Current portion of long-term debt, net	29,940	30,614
Current portion of operating lease liabilities	10,266	9,686
Current portion of operating and financing lease liabilities - related party	2,809	2,636
Current portion of financing lease liabilities	3,557	3,101
Related party payables - short term	3,867	47,861
Total current liabilities	817,995	677,243
Long-term debt, net	2,607,217	2,680,053
Note payable - related party	39,279	38,038
Operating lease liabilities	26,366	32,894
Operating lease liabilities - related party	16,653	18,783
Financing lease liabilities	61,311	60,251
Related party payables - long term	10,296	9,619
Other long-term liabilities	78,258	38,903
Total long-term liabilities	2,839,380	2,878,541
Commitments and contingencies (Notes 5 and 13)
Redeemable non-controlling interests	22,375	16,907
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued at both September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2022 and December 31, 2021; 151,426 and 149,413 shares issued at September 30, 2022 and December 31, 2021, respectively	1,513	1,492
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2022 and December 31, 2021; 152,117 shares issued at both September 30, 2022 and December 31, 2021	1,522	1,522
Additional paid-in capital	683,745	658,350
Stockholders' accumulated deficit	(401,850)	(276,197)
Accumulated other comprehensive income (loss)	12,539	(24,827)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	297,469	360,340
Non-controlling interests	(103,180)	6,633
Total stockholders' equity	194,289	366,973
Total liabilities and stockholders' equity	$3,874,039	$3,939,664
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(248,931)	$40,629
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	179,119	172,223
Unrealized foreign currency loss	12,893	(94)
Amortization of debt issuance costs and discount	6,489	6,873
Loss on refinancing	291	—
Intangible asset impairment charges	5,786	1,398
Insurance recoveries for property and equipment losses	(1,000)	—
Non-cash property losses	—	5,152
Stock-based compensation	24,016	20,670
Inventory provision	28,884	39,290
Change in fair value of contingent consideration	(1,495)	300
Other operating charges and credits, net	7,077	3,965
Changes in assets and liabilities:
Trade accounts receivable, net	33,570	10,894
Inventories	(91,326)	(65,643)
Prepaid expenses, other current assets and other assets	(34,380)	(27,493)
Related party receivables	(517)	7,201
Accounts payable, accrued expenses and other liabilities	165,437	(32,819)
Related party payables	2,479	(3,987)
Net cash provided by operating activities	88,392	178,559
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,941)	(30,230)
Deposits for future acquisition of property, plant, and equipment	(2,388)	(2,655)
Acquisition of intangible assets	(41,800)	(500)
Acquisitions of businesses, net of cash acquired	(84,714)	(73,828)
Proceeds from insurance recoveries for property and equipment losses	1,000	—
Net cash used in investing activities	(162,843)	(107,213)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	(1,663)	—
Payments of principal on debt, revolving credit facility, financing leases and other	(105,618)	(68,240)
Borrowings on revolving credit facility	85,000	—
Proceeds from exercise of stock options	662	834
Employee payroll tax withholding on restricted stock unit vesting	(3,483)	(2,595)
Tax distributions to non-controlling interests	(13,131)	(36,678)
Acquisition of redeemable non-controlling interest	(1,722)	—
Payments of deferred consideration for acquisitions - related party	(44,498)	—
Payments of principal on financing lease - related party	—	(93)
Repayment of related party note	—	(1,000)
Net cash used in financing activities	(84,453)	(107,772)
Effect of foreign exchange rate on cash	(1,944)	(76)
Net decrease in cash, cash equivalents, and restricted cash	(160,848)	(36,502)
Cash, cash equivalents, and restricted cash - beginning of period	256,739	347,121
Cash, cash equivalents, and restricted cash - end of period	$95,891	$310,619
Cash and cash equivalents - end of period	$87,335	$302,655
Restricted cash - end of period	8,556	7,964
Cash, cash equivalents, and restricted cash - end of period	$95,891	$310,619

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$92,215	$91,678
Cash paid for income taxes, net	$9,942	$11,583

Supplemental disclosure of non-cash investing and financing activity:
Payable for acquisition of intangible assets	$—	$1,500
Deferred consideration for acquisition - related party	$—	$30,099
Contingent consideration for acquisition - related party	$8,796	$6,100
Payments for restricted stock unit tax vesting	$61	$9

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	151,196	$1,510	152,117	$1,522	$675,588	$(399,161)	$868	$(107,336)	$172,991	$17,885
Net (loss) income	—	—	—	—	—	(2,689)	—	(4,924)	(7,613)	5,223
Foreign currency translation adjustments	—	—	—	—	—	—	(4,610)	(4,633)	(9,243)	—
Stock-based compensation	—	—	—	—	7,689	—	—	—	7,689	—
Exercise of stock options	154	2	—	—	422	—	—	(1)	423	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	76	1	—	—	46	—	—	(163)	(116)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	16,281	16,358	32,639	—
Tax distributions	—	—	—	—	—	—	—	(2,481)	(2,481)	(733)
Balance at September 30, 2022	151,426	$1,513	152,117	$1,522	$683,745	$(401,850)	$12,539	$(103,180)	$194,289	$22,375

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(125,215)	—	(133,343)	(258,558)	9,627
Foreign currency translation adjustments	—	—	—	—	—	—	(12,426)	(12,524)	(24,950)	—
Stock-based compensation	—	—	—	—	24,016	—	—	—	24,016	—
Exercise of stock options	208	2	—	—	615	—	—	45	662	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,805	19	—	—	764	—	(112)	(4,164)	(3,493)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	49,904	50,429	100,333	—
Tax distributions, net	—	—	—	—	—	—	—	(9,811)	(9,811)	(3,320)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,722)
Balance at September 30, 2022	151,426	$1,513	152,117	$1,522	$683,745	$(401,850)	$12,539	$(103,180)	$194,289	$22,375

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at July 1, 2021	149,209	$1,490	152,117	$1,522	$642,657	$(265,583)	$(33,979)	$44,165	$390,272	$14,112
Net (loss) income	—	—	—	—	—	(4,237)	—	(3,546)	(7,783)	1,691
Foreign currency translation adjustments	—	—	—	—	—	—	(577)	(587)	(1,164)	—
Stock-based compensation	—	—	—	—	7,708	—	—	—	7,708	—
Exercise of stock options	53	1	—	—	149	—	(6)	9	153	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	70	1	—	—	25	—	(8)	(165)	(147)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	1,343	1,368	2,711	—
Tax distributions	—	—	—	—	—	—	—	(8,584)	(8,584)	(543)
Balance at September 30, 2021	149,332	$1,492	152,117	$1,522	$650,539	$(269,820)	$(33,227)	$32,660	$383,166	$15,260

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	17,001	—	17,958	34,959	5,670
Foreign currency translation adjustments	—	—	—	—	—	—	(3,626)	(3,722)	(7,348)	—
Stock-based compensation	—	—	—	—	20,670	—	—	—	20,670	—
Exercise of stock options	302	3	—	—	835	—	(40)	36	834	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,356	14	—	—	621	—	(177)	(3,062)	(2,604)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	11,934	12,253	24,187	—
Tax distributions	—	—	—	—	—	—	—	(34,464)	(34,464)	(2,214)
Non-controlling interests from the KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Balance at September 30, 2021	149,332	$1,492	152,117	$1,522	$650,539	$(269,820)	$(33,227)	$32,660	$383,166	$15,260

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
The group of investors, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”) held 50.1% of Amneal Common Units and the Company held the remaining 49.9% as of September 30, 2022.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America, should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2022, cash flows for the nine months ended September 30, 2022 and 2021 and the results of its operations, its comprehensive income (loss) and its changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. The consolidated balance sheet data at December 31, 2021 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.
Reclassification
The prior period balance related to liabilities for legal proceedings of $58.0 million, formerly included in accounts payable and accrued expenses as of December 31, 2021, has been reclassified to the balance sheet caption current portion of liabilities for legal matters to conform to the current period presentation in the consolidated balance sheets.
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
For the nine months ended September 30, 2022, the Company incurred $0.1 million in transaction costs associated with the Saol Acquisition, which was recorded in acquisition, transaction-related and integration expenses (none for the three months ended September 30, 2022).

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
The following is a summary of the purchase price allocation for the Saol Acquisition (in thousands):

Final Fair Values as of February 9, 2022
Inventory	$2,162
Prepaid expenses and other current assets	98
Goodwill	7,553
Intangible assets	83,815
Total assets acquired	93,628
Accounts payable and accrued expenses	118
Fair value of consideration transferred	$93,510
The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Final Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$83,815	11.6
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
From the acquisition date of February 9, 2022 to September 30, 2022, the Saol Acquisition contributed net revenue and an operating loss of $14.9 million and $4.6 million, respectively. For the three months ended September 30, 2022, the Saol Acquisition contributed net revenue and an operating loss of $5.6 million and $2.6 million, respectively.

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
There were no transaction costs associated with the Puniska Acquisition for the three and nine months ended September 30, 2022.
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
Transaction costs associated with the KSP Acquisition were $3.1 million for the nine months ended September 30, 2021 and were included in acquisition, transaction-related and integration expenses (none for the three months ended September 30, 2021 and for the three and nine months ended September 30, 2022).
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

(1)The deferred consideration was stated at the fair value estimate of $30.1 million, which is the $30.5 million contractually stated amount less a $0.4 million discount. The deferred consideration consisted of $30.0 million, which the Company paid in January 2022 and $0.5 million, which the Company paid during the three months ending September 30, 2022. As the deferred consideration is non-interest bearing, the Company, using guideline companies and market borrowings with comparable risk profiles, discounted the deferred consideration at 1.7% over the period from April 2, 2021 to the maturity dates, for a fair value of $30.1 million on the date of acquisition. This discount was amortized to interest expense over the life of the deferred consideration utilizing the effective interest rate method.

(2)    Kashiv is eligible to receive up to an additional $8.0 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the amount of aggregate annual net sales for certain future pharmaceutical products. The estimated fair value of contingent consideration on the acquisition date was $5.7 million, based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, probability of achievement of milestones, projected year of payments and expected net product sales. Refer to Note 10. Fair Value Measurements, for additional information on the methodology and determination of this liability.

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
The estimated fair value of the IPR&D and identifiable intangible assets was determined using the “income approach”, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management’s best estimates as of the closing date of the KSP Acquisition on April 2, 2021.
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
Concentration of Revenue
The following table summarizes revenues from each of our customers which individually accounted for 10% or more of our total net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	21%	18%	20%	21%
Customer B	17%	20%	17%	20%
Customer C	23%	25%	23%	24%
Customer D	9%	9%	11%	10%

Disaggregated Revenue
The Company's significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three and nine months ended September 30, 2022 and 2021, are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Generics
Anti-Infective	$4,957	$9,406	$16,768	$24,996
Hormonal/ Allergy	119,726	107,614	334,403	325,971
Antiviral (1)	5,782	9,762	17,649	1,560
Central Nervous System	96,877	91,263	286,789	294,182
Cardiovascular System	28,926	35,692	84,422	107,137
Gastroenterology	17,129	17,172	51,280	56,333
Oncology	12,240	21,203	47,872	73,683
Metabolic Disease/Endocrine	9,276	12,893	30,497	26,331
Respiratory	8,720	8,233	26,503	26,874
Dermatology	17,327	14,860	48,741	42,556
Other therapeutic classes	29,101	18,983	86,790	39,857
International and other	205	46	1,194	592
Total Generics net revenue	350,266	347,127	1,032,908	1,020,072
Specialty
Hormonal/ Allergy	22,012	16,422	65,751	49,230
Central Nervous System	61,785	68,869	185,309	201,710
Other therapeutic classes	5,687	7,454	20,511	26,371
Total Specialty net revenue	89,484	92,745	271,571	277,311
AvKARE
Distribution	66,057	48,048	190,560	141,863
Government Label	26,000	29,898	72,739	90,142
Institutional	8,297	7,873	20,672	18,832
Other	5,453	2,902	14,095	8,553
Total AvKARE net revenue	105,807	88,721	298,066	259,390
Total net revenue	$545,557	$528,593	$1,602,545	$1,556,773
(1) Antiviral net revenue for the nine months ended September 30, 2021 reflected lower demand and increased returns activity for Oseltamivir (generic Tamiflu®) above historical levels due to decreased influenza activity during the onset of the COVID-19 pandemic.
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2022 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2021	$503,902	$23,642	$161,978	$85,737
Provision related to sales recorded in the period	2,389,025	79,658	61,052	90,308
Credits/payments issued during the period	(2,517,447)	(81,342)	(77,616)	(96,379)
Balance at September 30, 2022	$375,480	$21,958	$145,414	$79,666

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
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L. for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. Pursuant to the agreement, the Company will be the exclusive partner in the U.S. market and will pay development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78.3 million. For the nine months ended September 30, 2021, the Company recognized $9.5 million of research and development expense under this agreement (none for the three months ended September 30, 2021 and the three and nine months ended September 30, 2022).
On April 13, 2022, the Food and Drug Administration (“FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company incurred milestones of $26.5 million during the nine months ended September 30, 2022 (none during the three months ended September 30, 2022). The milestones, of which $10.0 million was paid during the three months ended June 30, 2022 and $16.5 million was paid during the three months ended September 30, 2022, have been capitalized as product rights intangible assets and will be amortized to cost of sales over their estimated useful lives of 7 years.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(2,689)	$(4,237)	$(125,653)	$17,001
Denominator:
Weighted-average shares outstanding - basic	151,393	149,290	150,765	148,771
Effect of dilutive securities:
Stock options	—	—	—	785
Restricted stock units	—	—	—	2,099
Weighted-average shares outstanding - diluted	151,393	149,290	150,765	151,655
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.’s class A common stockholders:
Basic	$(0.02)	$(0.03)	$(0.83)	$0.11
Diluted	$(0.02)	$(0.03)	$(0.83)	$0.11

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
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of class A common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Stock options	2,728	(1)	3,102	(1)	2,728	(1)	347	(3)
Restricted stock units	10,874	(1)	8,171	(1)	10,874	(1)	—
Performance stock units	7,266	(1)	5,184	(1)	7,266	(1)	5,184	(4)
Shares of class B common stock	152,117	(2)	152,117	(2)	152,117	(2)	152,117	(2)
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
(4)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met during the period.
7. Income Taxes
For the three months ended September 30, 2022, the Company’s provision for income taxes and effective tax rates were $4.6 million and 209.6%, respectively, compared to $4.0 million and (198.2)%, respectively, for the three months ended September 30, 2021. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income.
For the nine months ended September 30, 2022, the Company’s provision for income taxes and effective tax rates were $8.5 million and (3.5)%, respectively, compared to $7.1 million and 14.8%, respectively, for the nine months ended September 30, 2021. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income and a discrete benefit as a result of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits.
As of September 30, 2019, the Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company estimated that as of September 30, 2019, it had generated a cumulative consolidated three-year pre-tax loss, which continued as of December 31, 2021.  As a result of the initial September 30, 2019 and December 31, 2021 analyses, the Company determined that it remained more likely than not that it would not realize the benefits of its gross deferred tax assets (“DTAs”) and, therefore, maintained its valuation allowance. As of December 31, 2021, this valuation allowance was $416.6 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero. As of September 30, 2022, based on its evaluation of available positive and negative evidence, the Company has maintained its position with respect to the valuation allowance.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of September 30, 2022, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both September 30, 2022 and December 31, 2021, the contingent liability associated with the TRA was approximately $206.3 million.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal Common Units sold or exchanged for the Company's class A common stock, the price of the Company's class A common stock on the date of sale or exchange, the timing and amount of the Company's taxable income, and the tax rate in effect at the time of realization of the Company's taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA's attributes). Further sales or exchanges occurring subsequent to September 30, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206.3 million contingent liability as of September 30, 2022 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

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

The U.S. federal government has recently signed into law the Inflation Reduction Act of 2022 (the “IRA”) which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on stock repurchases made by certain publicly traded corporations after December 31, 2022. Although the Company continues to evaluate the impact of the IRA on its consolidated financial statements as it awaits further guidance, the Company does not currently expect a material impact.
8. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Gross accounts receivable	$1,028,124	$1,191,792
Allowance for credit losses	(1,949)	(1,665)
Contract charge-backs and sales volume allowances	(375,480)	(503,902)
Cash discount allowances	(21,958)	(23,642)
Subtotal	(399,387)	(529,209)
Trade accounts receivable, net	$628,737	$662,583
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	September 30, 2022	December 31, 2021
Customer A	35%	37%
Customer B	20%	24%
Customer C	28%	25%

9. Inventories
Inventories were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$220,030	$214,508
Work in process	76,161	47,802
Finished goods	247,667	227,079
Total inventories	$543,858	$489,389

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurement Based on
September 30, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap asset (1)	$88,860	$—	$88,860	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,558	$—	$9,558	$—
Contingent consideration liabilities (3)	$13,201	$—	$—	$13,201

December 31, 2021
Liabilities
Interest rate swap liability (1)	$11,473	$—	$11,473	$—
Deferred compensation plan liabilities (2)	$13,883	$—	$13,883	$—
Contingent consideration liability (3)	$5,900	$—	$—	$5,900
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
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. As of September 30, 2022, the contingent consideration liability associated with the Saol Acquisition included $0.4 million recorded in accounts payable and accrued expenses and $7.9 million recorded in other-longer term liabilities. As of September 30, 2022 and December 31, 2021, the contingent consideration liability associated with the KSP Acquisition was valued at approximately $4.9 million and $5.9 million, respectively, and recorded within related party payables - long term. Refer to Note 3. Acquisitions for additional information related to contingent consideration associated with the KSP Acquisition and the Saol Acquisition.
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2022.
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

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance, beginning of period	$5,900	$—
Addition due to the Saol Acquisition	8,796	—
Addition due to the KSP Acquisition	—	5,700
Change in fair value during the period	(1,495)	200
Balance, end of period	$13,201	$5,900

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

The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of September 30, 2022:

Contingent Consideration Liability	Fair Value as of September 30, 2022 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones (KSP Acquisition)	$420	Discount rate	9.2%	-	9.9%	9.3%
		Probability of payment	1.8%	-	20.0%	17.0%
		Projected year of payment	2024	-	2027	2024
Royalties (KSP Acquisition)	$4,500	Discount rate	13.5%	-	13.5%	13.5%
		Probability of payment	1.8%	-	20.0%	17.8%
		Projected year of payment	2024	-	2032	2029
Royalties (Saol Acquisition)	$8,281	Discount rate	17.3%	-	17.3%	17.3%
		Projected year of payment	2023	-	2033	2025

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan, as defined in Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at September 30, 2022 was approximately $2.1 billion as compared to approximately $2.6 billion at December 31, 2021.
The Rondo Term Loan, as defined in Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at September 30, 2022 and December 31, 2021 was $80.8 million and $139.0 million, respectively.
The Sellers Notes are in the Level 2 category within the fair value level hierarchy. The fair value of the Sellers Notes at September 30, 2022 and December 31, 2021 was $38.7 million and $38.0 million, respectively.
Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for detailed information about our indebtedness, including definitions of terms.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the nine months ended September 30, 2022 and 2021.
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
As of September 30, 2022, the total gain, net of income taxes, related to the Company’s cash flow hedge was $88.9 million, of which $44.0 million was recognized in accumulated other comprehensive income and $44.9 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other assets	$88,860	Other long-term liabilities	$11,473

12. Goodwill and Other Intangible Assets
The changes in goodwill for the nine months ended September 30, 2022 and for the year ended December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Balance, beginning of period	$593,017	$522,814
Goodwill acquired during the period	7,553	70,584
Adjustment during the period for Puniska Acquisition	3,075	—
Currency translation	(4,141)	(381)
Balance, end of period	$599,504	$593,017
As of September 30, 2022, $366.3 million, $163.7 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2021, $363.9 million, $159.6 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the nine months ended September 30, 2022, goodwill acquired during the period was associated with the Saol Acquisition. For the year ended December 31, 2021, goodwill acquired during the period was associated with the Puniska Acquisition and the KSP Acquisition. Refer to Note 3. Acquisitions for additional information.
Intangible assets at September 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	September 30, 2022				December 31, 2021
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	7.7	$1,240,071	$(547,330)	$692,741	$1,122,612	$(436,902)	$685,710
Other intangible assets	4.3	133,800	(72,961)	60,839	133,800	(58,013)	75,787
Subtotal		$1,373,871	$(620,291)	$753,580	$1,256,412	$(494,915)	$761,497
In-process research and development		405,425	—	405,425	405,425	—	405,425
Total intangible assets		$1,779,296	$(620,291)	$1,159,005	$1,661,837	$(494,915)	$1,166,922
During the nine months ended September 30, 2022, the Company recognized $83.8 million of marketed product rights intangible assets associated with the purchase price allocation of the Saol Acquisition. During the nine months ended September 30, 2021, the Company recognized $56.4 million of intangible assets associated with the purchase price allocation of the KSP Acquisition, consisting of $29.4 million of marketed product rights and $27.0 million of IPR&D. Product rights are amortized to cost of goods sold over their estimated useful lives. Refer to Note 3. Acquisitions for additional information on the purchase price allocation associated with the Saol Acquisition and the final purchase price allocation associated with the KSP Acquisition.
Amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization	$44,545	$43,809	$127,446	$129,001

The following table presents future amortization expense for the next five years and thereafter, excluding $405.4 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2022	$45,498
2023	161,613
2024	158,692
2025	120,790
2026	71,891
Thereafter	195,096
Total	$753,580
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.
For the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $5.8 million, respectively, of intangible asset impairment charges, which were recognized in cost of goods sold impairment charges. The impairment charge for the three months ended September 30, 2022 was related to a product that is no longer expected to be sold to a key customer, and therefore the asset is not expected to be recoverable. The impairment charges for the nine months ended September 30, 2022 relates to the aforementioned charge, and a marketed product that experienced significant price erosion without an offsetting increase in customer demand, resulting in significantly lower than expected future margins.
For the three months ended September 30, 2021, the Company recognized $0.7 million of intangible asset impairments, which were recognized in cost of goods sold impairment charges. The impairment charges were related to two marketed products, which experienced significant price erosion during 2021.
For the nine months ended September 30, 2021, the Company recognized $1.4 million of intangible asset impairment charges, of which $0.7 million was recognized in cost of goods sold impairment charges and $0.7 million was recognized in in-process research and development impairment charges. The cost of goods sold impairment charges were related to the two aforementioned marketed products and the in-process research and development impairment charges related to one IPR&D product, which experienced a delay in its estimated launch date.
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

Contingencies
Legal Proceedings
The Company's legal proceedings are complex, constantly evolving, and subject to uncertainty. As such, the Company cannot predict the outcome or impact of its significant legal proceedings which are set forth below. Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products. While the Company believes it has meritorious claims and/or defenses to the matters described below (and intends to vigorously prosecute and defend them), the nature and cost of litigation is unpredictable, and an unfavorable outcome of such proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues a potential loss. When the Company has a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, the Company records the loss at the low end of the range. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is unable at this time to estimate the possible loss or the range of loss, if any, associated with such legal proceedings and claims. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs to defend or settle, borrowings under our debt agreements, restrictions on product use or sales, or otherwise harm our business. The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from our estimates and could have a material adverse effect on the Company's results of operations and/or cash flows in any given accounting period, or on the Company's overall financial condition. The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. An insurance recovery, if any, is recorded in the period in which it is probable the recovery will be realized.
Charges (insurance recoveries) related to legal matters, net were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Opana ER® antitrust litigation	$—	$—	$262,837	$—
Securities class action - Cambridge Retirement System v. Amneal	—	19,000	(15,500)	19,000
Galeas v. Amneal	—	—	1,200	—
Other	285	—	1,299	—
Total	$285	$19,000	$249,836	$19,000

Liabilities for legal matters were comprised of the following (in thousands):

Matter	September 30, 2022	December 31, 2021
Opana ER® Antitrust Litigation(1)	$173,000	$—
Opana ER® Antitrust Litigation - Accrued Interest	937	—
Securities Class Action - Fleming v. Impax(2)	—	33,000
Securities Class Action - Cambridge Retirement System v. Amneal(2)	—	25,000
Galeas vs. Amneal	1,200	—
Other	957	—
Current portion of liabilities for legal matters	$176,094	$58,000

Opana ER® Antitrust Litigation	$50,000	$—
Imputed interest	(1,743)	—
Accrued interest	468	—
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$48,725	$—
(1) During June 2022 and July 2022, the Company paid $100.0 million and $15.0 million, respectively, into a settlement escrow account, of which $73.0 million remains as of September 30, 2022 after payment of $42.0 million in court-approved claims from the escrow account to certain plaintiffs during July 2022.
(2) During July 2022 and August 2022, respectively, the securities class actions Fleming v. Impax and Cambridge Retirement System v. Amneal were settled for $33.0 million and $25.0 million, respectively, upon final approval by the court.
As of September 30, 2022, the remaining payments associated with the Opana ER® antitrust litigation settlement agreements and the Preliminary Settlement Agreements (as defined below) are as follows:

Amount Due
December 2022	$16,056
January 2023	83,944
January 2024	50,000
150,000
Add: Escrow account balance as of September 30, 2022	73,000
Undiscounted liability as of September 30, 2022	$223,000
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
As noted above, payments made with respect to litigation that has not been finally settled are recorded as escrow deposit assets. Upon final approval by the court, escrow deposit assets funded by the Company and its insurers will be used to satisfy the associated accrued liabilities. Refer to Note 17. Prepaid Expenses and Other Current Assets for additional information on settlement escrow deposits.
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

When a drug developer files an Abbreviated Biologics License Application (“aBLA”) seeking approval to manufacture and market a biosimilar product, there are also procedures in place to resolve patent disputes early in the process if the parties choose to do so. To engage these legal provisions, an aBLA filer must produce a copy of the aBLA and relevant manufacturing information to the reference drug manufacturer shortly after the FDA accepts the aBLA for filing. This triggers what is termed the “patent dance” and begins a series of exchanges that will ultimately define the scope of a resulting patent litigation related to the product that is the subject of the aBLA. Notably, 60 days after receiving the aBLA and manufacturing information, the Biologics Application sponsor must provide a list of patents that are potentially infringed by the aBLA product. Within 60 days of receiving that list, the aBLA filer must provide its positions of why the disclosed patents are invalid or will not be infringed by the aBLA product. The patent owner can then respond to the non-infringement and invalidity positions, and the parties will negotiate the scope of litigation related to the disclosed patents. This “patent dance” is optional, but can provide certainty regarding the scope of litigation and can be valuable in settlement negotiations. If the parties do not resolve the dispute over the course of the “patent dance”, the case will proceed to patent litigation. There is no stay of FDA approval for biosimilar products, providing opportunities for the aBLA filer to launch while litigation is pending, which need to be carefully assessed.
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
Amneal, like Mylan and several other generic manufacturers, launched its generic dimethyl fumarate capsule products “at-risk,” pending the outcome of Biogen’s appeal of the N.D. W. Va. order.

On November 30, 2021, the Federal Circuit affirmed the N.D. W. Va. court’s order that Biogen’s patent is invalid: on March 23, 2022, issued a mandate in the Mylan Appeal as to the invalidity of the patent; and on June 16, 2022, Biogen filed a cert petition with the Supreme Court of the United States (the “U.S. Supreme Court”) which was denied on October 3, 2022. On October 31, 2022, the Federal Circuit dismissed Biogen’s consolidated appeals.

Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. (“Endo”), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. FTC Complaint Counsel appealed the decision to the full Commission, and in March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision. The Opinion & Order did not provide for any monetary damages but prevented Impax from entering into future agreements containing certain terms. Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit, and on April 13, 2021, the Fifth Circuit issued a decision denying Impax’s Petition for Review, effectively affirming the FTC’s Opinion & Order. On September 10, 2021, Impax filed a petition for writ of certiorari in the U.S. Supreme Court, which was denied in December 2021.

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

In June 2022, Impax entered into a preliminary settlement agreement with the class of direct purchasers that, if all conditions are satisfied, would result in the resolution of substantially all the direct purchasers’ and individual complainants’ underlying claims and lawsuits in the MDL. At the same time, Impax entered into a settlement agreement with individual complainants that resolved all of their claims and lawsuits in the MDL. Subsequently, Impax entered into a separate preliminary settlement agreement with the class of indirect purchasers that, if all conditions are satisfied, would result in the resolution of substantially all the indirect purchasers’ underlying claims and lawsuits in the MDL. The preliminary settlement agreements are referred to herein collectively as the “Preliminary Settlement Agreements,” and the direct purchaser plaintiffs, indirect purchaser plaintiffs, and individual complainants are referred to herein collectively as “the Plaintiffs.” On November 3, 2022, the N.D. Ill. approved the direct purchasers’ settlement.

Pursuant to the settlement agreements, the Company has agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all the Plaintiffs’ claims. 3% interest is due on $150.0 million payable between December 2022 and mid-January 2024. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries, and with respect to the Preliminary Settlement Agreements between Impax and the purported classes of (i) direct purchaser plaintiffs and (ii) indirect purchaser plaintiffs, they are subject to court approval. Upon satisfaction of the relevant pre-conditions, including but not limited to court approval of the final settlement agreements, substantially all the claims and lawsuits in the litigation will have been resolved. During the nine months ended September 30, 2022, the Company recorded a pre-tax charge of $262.8 million associated with the settlement agreements and the Preliminary Settlement Agreements. Imputed interest of $2.2 million will be recognized to interest expense during the payment period.
Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiff seeks, among other things, unspecified monetary damages, and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiff’s claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay and referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiff’s claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiff informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with the plaintiff, subject to Court approval. On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company), until the disposition of the claims against the non-settling defendants. The remaining defendants have recently settled with the plaintiff. All parties will file proposed materials seeking final approval of the settlements and to finally resolve the case on November 8, 2022, after which time the settlement will be subject to final approval from the Court. The amount of the settlement was not material to the Company's consolidated financial statements.
Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, Impax received a subpoena and interrogatories from the State of Connecticut Attorney General (“Connecticut AG”) concerning its investigation into sales of Impax's generic product, digoxin. According to the Connecticut AG, the investigation concerned whether anyone engaged in a contract, combination, or conspiracy in restraint of trade or commerce which had the effect of (i) fixing, controlling, or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin. Impax cooperated in the investigation and produced documents and information in response to the subpoena in 2014 and 2015. However, no assurance can be given as to the timing or outcome of this investigation.

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
On May 10, 2019, Attorneys General of 43 States and the Commonwealth of Puerto Rico filed a complaint in the United States District Court for the District of Connecticut against various manufacturers and individuals, including the Company, alleging a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for multiple generic drugs. On November 1, 2019, the State Attorneys General filed an Amended Complaint on behalf of nine additional states and territories. On June 10, 2020, Attorneys General of 46 States, the Commonwealth of Puerto Rico, the Commonwealth of the Northern Mariana Islands, the Territory of Guam, the U.S. Virgin Islands, and the District of Columbia filed a new complaint against various manufacturers and individuals, including the Company, alleging a conspiracy to fix prices, rig bids, and allocate markets or customers for additional generic drugs. Plaintiff States seek unspecified monetary damages and penalties and equitable relief, including disgorgement and restitution. On September 9, 2021, the State Attorneys General filed an Amended Complaint on behalf of California in addition to the original Plaintiff States. On March 30, 2022, the State of Alabama voluntarily dismissed all its claims in the May 10, 2019 and June 10, 2020 actions against all defendants, including the Company, without prejudice. These lawsuits have been incorporated into MDL No. 2724. Fact and document discovery in MDL No. 2724 are proceeding. In May 2021, the court issued a revised order designating certain plaintiffs’ complaints regarding two generic drug products to proceed as bellwether cases, along with the Plaintiff States’ June 10, 2020, complaint involving the Company. No final scheduling order has yet been issued for this matter.
On June 3, 2020, the Company and Impax were also named in a putative class action complaint filed in the Federal Court of Canada in Toronto, Ontario against numerous generic pharmaceutical manufacturers, on behalf of a putative class of individuals who purchased generic drugs in the private sector from 2012 to the present (Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20). The complaint alleges price fixing, among other claims. On August 23, 2022, plaintiff filed a second amended complaint. The case has otherwise not progressed to date.
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
Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 915 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company is also named in approximately 119 state court cases pending in eleven states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except in Alabama (July 24, 2023). The Company is not involved in the September 2022 trial in New Mexico previously reported because of the tentative settlement the Company reached with the New Mexico Attorney General in May 2022 to resolve the New Mexico Attorney General’s claims against the Company. The Company anticipates a final determination regarding approval to be made following the trial as to the plaintiff’s claims against the non-settling defendants.

On August 3, 2022, the Company and certain of its affiliates were named as defendants in a Complaint filed in Tennessee state court, along with numerous other manufacturers, distributors, retailers, and healthcare providers, in which it is alleged the defendants are liable in civil damages to six minors who allegedly were born with neonatal abstinence syndrome (“NAS”) allegedly as a result of their biological mothers’ alleged use of diverted prescription opioid medications. The plaintiffs’ claim against each defendant in that case requires plaintiffs to prove by clear and convincing evidence that the defendant intentionally participated in Tennessee in that state’s illegal drug market as defined in the Tennessee Drug Dealer Liability Act. The Company intends to file a motion to dismiss the complaint. The Company also was named in two NAS cases in West Virginia state court which have been consolidated with other West Virginia state court NAS cases before the West Virginia Mass Litigation Panel (“WV MLP”). All NAS cases before the WV MLP have been stayed through December 30, 2022. On November 1, 2022, the Company entered into a preliminary settlement agreement to resolve all pending litigation brought by West Virginia political subdivisions.
Securities Class Actions

On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with competitors to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In June 2021, Plaintiffs (New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund, and Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada, who had filed various motions to intervene as a plaintiff in the case) and defendants reached a tentative agreement to settle all claims in the case for $33.0 million, subject to certain terms and conditions and subject to court approval. The district court entered an order granting preliminary approval of the settlement on November 22, 2021 and held a fairness hearing on March 31, 2022. On July 15, 2022, the district court entered an order granting final approval of the settlement. On July 21, 2022, a stipulated final judgment was entered, effectively terminating this matter before the district court. The settlement was fully covered by insurance and was paid from an escrow account (refer to Note 17. Prepaid Expenses and Other Current Assets for amounts deposited into a settlement escrow account).

On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs allege that the May 7, 2018, amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. Plaintiffs filed a motion for class certification on October 30, 2020, and in April 2021 filed a second amended complaint including similar allegations regarding a November 2017 registration statement and prospectus issued in connection with the Amneal/Impax business combination. In February 2022, the parties reached a tentative agreement to settle the claims, subject to, among other things, the negotiation and court approval of a definitive settlement agreement. On March 28, 2022, the parties executed a settlement agreement for $25.0 million. On April 29, 2022, the court preliminarily approved the settlement. On August 16, 2022, the court gave final approval to the settlement. For the nine months ended September 30, 2022, the Company recorded insurance recoveries of $15.5 million related to this case. The final settlement for $25.0 million was paid from an escrow account which was funded both by insurance recoveries of $15.5 million and cash paid by the Company of $9.5 million (refer to Note 17. Prepaid Expenses and Other Current Assets for amounts deposited into a settlement escrow account).
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

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 313 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage, and transportation. Plaintiffs filed amended complaints in February 2021, and Defendants filed various motions to dismiss the amended complaints in March 2021. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs have appealed the MDL court’s dismissal to the 11th Circuit Court of Appeals, which has consolidated the appeals of the personal injury cases. The 11th Circuit Court of Appeals has not established a briefing schedule yet in personal injury cases appeals.

On June 18, 2020, Amneal was named in a lawsuit filed in New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution, and injunctive relief. The Company filed a motion to dismiss on May 17, 2021, and filed a notice of supplemental authority based on the MDL court’s July 2021 dismissal order. The Court denied the motion on August 17, 2021. The Company filed a motion to dismiss based on lack of personal jurisdiction on January 26, 2022. On September 22, 2022, the Court ordered the parties to participate in 90 days of reciprocal jurisdictional discovery.

On November 12, 2020, Amneal was named in a public nuisance and consumer protection lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore. Defendants removed the case to federal court and on April 1, 2021, the case was remanded to state court. On August 23, 2021, the Company filed a motion to dismiss, which was granted.

On October 1, 2021, Amneal and Amneal Pharmaceuticals of New York, LLC, were named as defendants in two Pennsylvania state court complaints, along with twenty-five other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The complaint track cases are being coordinated in the Philadelphia County Court of Common Pleas with other Pennsylvania ranitidine cases in which the Company is not a party under what is known as a Mass Tort Program (MTP). The Complaints track the dismissed master personal injury complaint from the MDL and were removed and subsequently transferred to the MDL on November 9, 2021. The cases were remanded to Pennsylvania state court on April 22, 2022. The Company filed preliminary objections in one case on May 18, 2022, which remain pending, and intends to file preliminary objections in the second case following a coordinated briefing schedule. Amneal entities have been named in three additional cases filed on September 27, 2022, each of which will be part of the MTP.

In a lawsuit filed on February 8, 2022 by Gary Ross in Illinois state court, Amneal and Amneal Pharmaceuticals of New York, LLC, were named as defendants, along with twenty other defendants, including brand-name manufacturers, generic manufacturers, and retailers in which plaintiff claimed personal injury from use of ranitidine. The generic drug manufacturers filed a motion to dismiss in that case on March 28, 2022 which remains pending. On March 1, 2022, plaintiff Barbara Martin filed a lawsuit in Illinois state court naming Amneal, Amneal Pharmaceuticals of New York, LLC, and Amneal Pharmaceuticals, Inc., along with seven other defendants, including brand-name manufacturers, generic manufacturers, and retailers. Plaintiff has attempted to serve only Amneal Pharmaceuticals of New York, LLC. The Company filed a motion to dismiss on May 6, 2022. In addition, the Company and/or its affiliates, as well as multiple other defendants including other generic drug manufacturers, have been named as defendants in six multi-plaintiff cases filed in three different Illinois counties in which plaintiffs allege injuries in the form of various cancers from the use of ranitidine. At the appropriate time, the Company intends to file motions to dismiss in those cases.

The Company and/or its affiliates, as well as multiple other defendants including other generic drug manufacturers, have been named in seven multi-plaintiff cases filed in California during August and September 2022, in which plaintiffs allege injuries in the form of various cancers from the use of ranitidine. At the appropriate time, the Company intends to file motions to dismiss in those cases.

On September 26, 2022, Amneal Pharmaceuticals of New York, LLC was named as one of multiple defendants in a single-plaintiff case filed in Suffolk County, New York, alleging injuries in the form of bladder cancer from the use of ranitidine. At the appropriate time, the Company intends to file a motion to dismiss.
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

An economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On May 20, 2021, the Court granted Defendants’ motion to dismiss the economic loss complaint, and Plaintiffs filed an amended complaint on June 21, 2021. Defendants again moved to dismiss, and on March 30, 2022, the Court granted in part and denied in part Defendants’ second motion to dismiss. Plaintiffs filed a second amended complaint on May 6, 2022. Defendants again moved to dismiss on June 3, 2022, and briefing is complete. Initial limited discovery took place, but further discovery has been stayed pending the outcome of the third motion to dismiss. Additionally, medical monitoring class action complaints were filed on behalf of consumers who consumed allegedly contaminated metformin allege “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment. These cases are currently stayed.

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

On October 29, 2021, three plaintiffs filed a complaint in the District Court of Douglas County, Nebraska asserting claims against Amneal based on the alleged presence of nitrosamines in metformin. On January 10, 2022, Amneal removed the case to the United States District Court for the District of Nebraska. (Conrad et al v. Amneal Pharmaceuticals, Inc., No. 22-cv-00011-BCB-SMB (D. Neb.)). Amneal moved to dismiss the complaint on March 3, 2022, and on March 31, 2022, one plaintiff filed an amended complaint. Amneal moved to dismiss the amended complaint on June 1, 2022. On September 1, 2022, the Court granted Amneal’s motion to dismiss, and ordered the Plaintiff to show cause as to why the case should not be dismissed against the remaining defendant, Amneal Pharmaceuticals Pvt. Ltd. On September 15, 2022, the Plaintiff filed a notice of voluntary dismissal as to Amneal Pharmaceuticals Pvt. Ltd., resulting in the case being completely dismissed.

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

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys in order to maintain higher prices, in violation of the antitrust laws. The Company, along with the other defendants, moved to dismiss for failure to state a claim, and on December 28, 2021, the Court granted the motion in full, with leave to amend. On January 18, 2022, Plaintiff filed its amended complaint, making substantively the same antitrust allegations, but alleging that the violations were effectuated by either a single overarching conspiracy or a series of bilateral conspiracies. The Company moved to dismiss the amended complaint for failure to state a claim. On March 30, 2022, the Court granted in part and denied in party defendants’ motion, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants. Plaintiff filed a motion for class certification on September 6, 2022, and the defendants opposed it on September 21, 2022. That motion remains pending, and discovery is ongoing. Trial is scheduled to begin in February 2023.

Galeas v. Amneal Pharmaceuticals, Inc.

On July 27, 2021, Cesy Galeas filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York against Amneal Pharmaceuticals, Inc., alleging that the payment schedule for certain workers violated New York Labor Law. Specifically, the purported class, which presently consists of one named plaintiff contends that the Company paid the employees all owed wages, but did so bi-weekly, instead of weekly. In March 2022, the parties reached an agreement to settle the claims for $1.2 million, subject to, among other things, court approval of the contemplated settlement agreement. The parties filed a motion to approve the settlement agreement on July 13, 2022 and the Court granted the same on September 28, 2022. A third-party administrator will now begin the process of notifying class members with instructions on how to submit claims. The Company recorded a $1.2 million charge associated with this matter for the nine months ended September 30, 2022.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company is named as a nominal defendant. The suit alleges that the Company’s January 2021 acquisition of a 98% interest in KSP, then a wholly owned subsidiary of Kashiv, was unfair to the Company, that the defendant Directors breached fiduciary duties of loyalty and good faith in connection with the transaction, and that the transaction unjustly enriched Kashiv and certain of the defendants who had a financial interest in Kashiv. The suit, which is allegedly brought on the Company’s behalf, seeks among other remedies rescission of the transaction and unspecified monetary damages. Defendants moved to dismiss the complaint for failure to state a claim and failure to plead demand futility on June 3, 2022, and Plaintiffs filed an amended complaint on July 29, 2022. Defendants moved to dismiss the amended complaint on September 23, 2022, on the same grounds set forth in the original motion to dismiss.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income (loss) including gross profit less direct selling, general and administrative expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$350,266	$89,484	$105,807	$—	$545,557
Cost of goods sold	217,997	43,719	88,937	—	350,653
Cost of goods sold impairment charges	674	—	—	—	674
Gross profit	131,595	45,765	16,870	—	194,230
Selling, general and administrative	30,259	22,201	13,216	34,395	100,071
Research and development	41,987	8,248	—	—	50,235
Intellectual property legal development expenses	1,369	42	—	—	1,411
Acquisition, transaction-related and integration expenses	16	15	—	8	39
Charges related to legal matters, net	285	—	—	—	285
Change in fair value of contingent consideration	—	(1,425)	—	—	(1,425)
Restructuring and other charges	507	—	—	74	581
Other operating income	(1,320)	—	—	—	(1,320)
Operating income (loss)	$58,492	$16,684	$3,654	$(34,477)	$44,353

Nine Months Ended September 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,032,908	$271,571	$298,066	$—	$1,602,545
Cost of goods sold	640,450	130,363	256,626	—	1,027,439
Cost of goods sold impairment charges	5,786	—	—	—	5,786
Gross profit	386,672	141,208	41,440	—	569,320
Selling, general and administrative	84,410	69,772	39,361	103,999	297,542
Research and development	129,382	24,399	—	—	153,781
Intellectual property legal development expenses	2,919	77	—	—	2,996
Acquisition, transaction-related and integration expenses	24	47	—	643	714
Charges related to legal matters, net	2,442	—	—	247,394	249,836
Charges (insurance recoveries) for property losses and associated expenses	(1,911)	—	—	—	(1,911)
Restructuring and other charges	713	—	—	599	1,312
Change in fair value of contingent consideration	—	(1,495)	—	—	(1,495)
Other operating income	(2,495)	—	—	—	(2,495)
Operating income (loss)	$171,188	$48,408	$2,079	$(352,635)	$(130,960)

Three Months Ended September 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$347,127	$92,745	$88,721	$—	$528,593
Cost of goods sold	208,670	47,303	73,421	—	329,394
Cost of goods sold impairment charges	688	—	—	—	688
Gross profit	137,769	45,442	15,300	—	198,511
Selling, general and administrative	15,941	22,211	14,683	38,562	91,397
Research and development	34,999	13,928	—	—	48,927
Intellectual property legal development expenses	1,584	43	—	—	1,627
Acquisition, transaction-related and integration expenses	—	—	—	134	134
Charges related to legal matters, net	—	—	—	19,000	19,000
Charges (insurance recoveries) for property losses and associated expenses	8,186	—	—	—	8,186
Restructuring and other charges	—	—	—	425	425
Change in fair value of contingent consideration	—	300	—	—	300
Operating income (loss)	$77,059	$8,960	$617	$(58,121)	$28,515

Nine Months Ended September 30, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,020,072	$277,311	$259,390	$—	$1,556,773
Cost of goods sold	598,122	144,184	211,208	—	953,514
Cost of goods sold impairment charges	688	—	—	—	688
Gross profit	421,262	133,127	48,182	—	602,571
Selling, general and administrative	46,500	62,748	41,986	117,046	268,280
Research and development	114,547	35,426	—	—	149,973
In-process research and development charges	710	—	—	—	710
Intellectual property legal development expenses	6,506	68	—	—	6,574
Acquisition, transaction-related and integration expenses	—	16	1,422	5,781	7,219
Charges related to legal matters, net	—	—	—	19,000	19,000
Charges (insurance recoveries) for property losses and associated expenses	8,186	—	—	—	8,186
Restructuring and other charges	80	—	—	708	788
Change in fair value of contingent consideration	—	300	—	—	300
Operating income (loss)	$244,733	$34,569	$4,774	$(142,535)	$141,541

(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
15. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and nine months ended September 30, 2022, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2021 Annual Report on Form 10-K.
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
The Kashiv Biosimilar Agreement provided for potential future milestone payments to Kashiv of up to $183.0 million, as follows: (i.) up to $22.5 million relating to regulatory approval and execution, (ii.) up to $43.0 million for successful delivery of commercial launch inventory, (iii.) up to $50.0 million depending on the number of competitors at launch for one product, and (iv.) between $15.0 million and $67.5 million for the achievement of cumulative net sales for both products.
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

On May 27, 2022, the FDA approved the Company’s biologic license application, associated with the amended Kashiv Biosimilar Agreement, for Pegfilgrastim-pbbk. In connection with this regulatory approval and associated activity, the Company incurred a milestone of $15.0 million during the nine months ended September 30, 2022, payable to Kashiv. The milestone was capitalized as an intangible asset and will be amortized to cost of sales over an estimated useful life of 8.3 years. The Company paid Kashiv $15.0 million during August 2022 related to this milestone.

The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2022	2021	2022	2021
Kashiv Biosciences LLC
Parking space lease (1)	Cost of goods sold	$25	$24	$75	$74
Development and commercialization agreements - various products (1)	Research and development	—	—	—	32
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim(1)	Selling, general and administrative	—	—	5,000	—
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate (1)	Research and development	104	146	1,827	790
Development and commercialization agreements - various products (2)	Research and development	—	—	—	150
Profit sharing - various products (2)	Cost of goods sold	—	—	—	2,680
Commercial product support for EluRyng and other products (2)	Inventory and cost of goods sold	—	—	—	1,239
K127 development and commercialization agreement (2)	Research and development	—	—	—	3,000
Transition services associated with the KSP Acquisition	Selling, general and administrative	—	—	—	300
Development and commercialization - Consulting	Research and development	—	—	—	500
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim-pbbk(1)	Intangible asset	—	—	15,000	—
Total		$129	$170	$21,902	$8,765

LAX Hotel, LLC (3)
Financing lease	Inventory and cost of goods sold	$—	$—	$—	$217
Interest component of financing lease	Interest expense	—	—	—	362
Total		$—	$—	$—	$579

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$526	$526	$1,578	$1,577
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$305	$297	$906	$883
PharmaSophia, LLC - research and development services income	Research and development	$(15)	$(15)	$(45)	$(314)
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$800	$3,030	$2,222	$8,547
Tracy Properties LLC - operating lease	Selling, general and administrative	$155	$136	$426	$398
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$1,340	$1,302	$3,992	$3,282
AvPROP, LLC - operating lease	Selling, general and administrative	$46	$41	$136	$118
Avtar Investments, LLC consulting services	Selling, general and administrative	$47	$126	$216	$301
TPG Operations, LLC consulting services	Selling, general and administrative	$—	$—	$19	$—
Alkermes	Inventory and cost of goods sold	$64	$—	$171	$—
R&S Solutions - logistics services	Selling, general and administrative	$26	$—	$65	$—
(1) Agreement between Amneal and Kashiv was not affected by the KSP Acquisition (refer to Note 3. Acquisitions for additional information).
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
The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	September 30, 2022	December 31, 2021
Kashiv - deferred consideration associated with the KSP Acquisition (1)	$—	$30,500
Kashiv - various agreements	987	314
Sellers of Puniska - consideration for acquisition (2)	—	14,225
Apace Packaging LLC - packaging agreement	1,148	560
AzaTech Pharma LLC - supply agreement	1,197	1,783
Avtar Investments LLC - consulting services	54	37
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes (3)	442	442
R&S Solutions - logistics services	6	—
Alkermes	33	—
Related party payables - short term	$3,867	$47,861

PharmaSophia, LLC - research and development agreement	$1,127	$1,081
Sellers of AvKARE LLC and R&S - state tax indemnification	531	68
Kashiv - various agreements	11	14
Apace Packaging, LLC - packaging agreement	1	16
Tracy Properties	26	—
Related party receivables - short term	$1,696	$1,179

Kashiv - contingent consideration (4)	$4,920	$5,900
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes (3)	5,376	3,719
Related party payables - long term	$10,296	$9,619
(1) As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included a contractually stated amount of deferred consideration of $30.5 million. The deferred consideration consisted of $30.0 million, which the Company paid during January 2022, and $0.5 million, which the Company paid during the three months ended September 30, 2022.
(2) As discussed in Note 3. Acquisitions, the purchase price for the Puniska Acquisition included $14.2 million due to the sellers for the satisfaction of a preexisting payable upon approval of the transaction by the government of India. The Company satisfied this liability in March 2022.
(3) Represents accrued interest on the Sellers Notes associated with the Rondo Acquisitions, as defined and discussed in Note 3. Acquisitions and Divestitures and Note 17. Debt in the Company’s 2021 Annual Report on Form 10-K.
(4)     The contingent consideration liability was associated with the KSP Acquisition. Refer to Note 3. Acquisitions for additional information.
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
Under the terms of Amneal's limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. During the three and nine months ended September 30, 2022, the Company recorded net tax distributions of $2.5 million and $9.8 million, respectively, as a reduction of non-controlling interests. For the three and nine months ended September 30, 2021, the Company recorded tax distributions of $8.6 million and $34.5 million, respectively, as a reduction of non-controlling interests.
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

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and nine months ended September 30, 2022, the Company recorded tax distributions of $0.7 million and $3.3 million as a reduction of redeemable non-controlling interests, respectively. For the three and nine months ended September 30, 2021, the Company recorded tax distributions of $0.5 million and $2.2 million as a reduction of redeemable non-controlling interests, respectively.

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
Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the nine months ended September 30, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2020	$(14,497)	$(26,821)	$(41,318)
Other comprehensive loss before reclassification	(4,255)	20,972	16,717
Reallocation of ownership interests	(93)	(133)	(226)
Balance December 31, 2021	(18,845)	(5,982)	(24,827)
Other comprehensive loss before reclassification	(12,426)	49,904	37,478
Reallocation of ownership interests	(136)	24	(112)
Balance September 30, 2022	$(31,407)	$43,946	$12,539
17. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Deposits and advances	$2,168	$1,174
Prepaid insurance	10,603	7,962
Prepaid regulatory fees	—	3,710
Income and other tax receivables	12,465	8,850
Prepaid taxes	16,715	16,085
Escrow deposits for legal settlements(1)	73,000	33,000
Other current receivables	9,366	9,770
Other prepaid assets	17,600	17,309
Chargebacks receivable (2)	7,733	12,358
Total prepaid expenses and other current assets	$149,650	$110,218
(1)Escrow deposits for legal settlements included preliminary settlement escrow deposits by the Company’s insurers of $33.0 million as of December 31, 2021, associated with insured securities class action lawsuits. As of September 30, 2022, escrow deposits for legal settlements included $73.0 million associated with the Opana ER® antitrust litigation settlement agreements and Preliminary Settlement agreements. Refer to Note 13. Commitments and Contingencies for additional details regarding these matters.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

18. Other Assets

Other assets were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Interest rate swap (1)	$88,860	$—
Security deposits	3,743	3,895
Long-term prepaid expenses	5,031	5,896
Deferred revolving credit facility costs	2,356	1,603
Other long term assets	8,272	9,220
Total	$108,262	$20,614

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

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $122.7 million (based on conversion rates as of September 30, 2022), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments and (ii) a minimum percentage growth in sales of eligible products.

The Company has concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company has evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives in the consolidated statements of operations on a systematic basis within other operating income. For the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $2.5 million, respectively, of other operating income associated with the PLI Scheme. Receivables from the government of India of $1.7 million and $0.8 million, respectively, were recorded within prepaid and other current assets and other long-term assets as of September 30, 2022, respectively, based on the terms of the PLI Scheme.
20. Debt
The following is a summary of the Company’s total indebtedness (in thousands):

	September 30, 2022	December 31, 2021
Term Loan due May 2025	$2,570,626	$2,590,876
Rondo Term Loan due January 2025	82,000	139,250
Other	—	624
Total debt	2,652,626	2,730,750
Less: debt issuance costs	(15,469)	(20,083)
Total debt, net of debt issuance costs	2,637,157	2,710,667
Less: current portion of long-term debt	(29,940)	(30,614)
Total long-term debt, net	$2,607,217	$2,680,053
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

Subject to the refinancing, there was a decrease in the borrowing capacity of certain lenders between the New Revolving Credit Facility and the Revolving Credit Facility. As a result, the Company recorded $0.3 million charge for the nine months ended September 30, 2022 in loss on refinancing. Additionally, the Company incurred costs of $1.6 million associated with the Credit Agreement, which was capitalized as deferred financing costs with the remaining unamortized costs associated with the New Revolving Credit Facility, and will be amortized over the life of the New Credit Agreement.
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
As of September 30, 2022, the Company had $60.0 million in borrowings under the New Revolving Credit Facility.
During the nine months ended September 30, 2022, the Company repaid $57.3 million of outstanding principal of the Rondo Term Loan. Additionally, the Company repaid the remaining $0.6 million in principal of other debt obligations in June 2022.

21. Property Losses and Associated Expenses

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities. Operations at these facilities were closed for the majority of September 2021 in order to assess the damage, make repairs and restore operations.

The Company concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $8.2 million of charges for property losses and associated expenses for both of the three and nine months ended September 30, 2021. The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. During the nine months ended September 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received. Charges (insurance recoveries) for property losses and associated expenses was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Impairment of equipment	$—	$4,202	$—	$4,202
Impairment of inventory	—	950	—	950
Repairs and maintenance expenses	—	2,025	—	2,025
Salaries and benefits	—	1,009	—	1,009
Total property losses and associated expenses	—	8,186	—	8,186
Less: Insurance recoveries received	—	—	(1,911)	—
	$—	$8,186	$(1,911)	$8,186

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) is a pharmaceutical company specializing in developing, manufacturing, marketing and distributing high-value generic pharmaceutical products across a broad array of dosage forms and therapeutic areas, as well as branded products and biosimilar products. We operate principally in the United States, India, and Ireland, and sell to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly.
The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). In 2018, Amneal completed the acquisition of Impax Laboratories, Inc. (“Impax”), a generic and specialty pharmaceutical company.
The group of investors, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”) held 50.1% of Amneal Common Units and the Company held the remaining 49.9% as of September 30, 2022.
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
The following discussion and analysis for the three and nine months ended September 30, 2022 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
Overview
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes over 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics, films, transdermal patches and topicals. We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and / or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of the Company’s control.
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

Although not currently expected, any supply chain disruptions may significantly impact our 2022 results of operations and cash flows. Increasing infection rates and the introduction of new and more easily transmitted variants of COVID-19 could cause material disruptions to our global supply chains and cause labor shortages, as well as reduce the number of physician visits in general.

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
Inflation

While it is difficult to accurately measure the impact of inflation, we currently expect an inflationary impact to income (loss) before income taxes of approximately $30 million for the year ending December 31, 2022, excluding the impact of rising interest rates. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$545,557	$528,593	$1,602,545	$1,556,773
Cost of goods sold	350,653	329,394	1,027,439	953,514
Cost of goods sold impairment charges	674	688	5,786	688
Gross profit	194,230	198,511	569,320	602,571
Selling, general and administrative	100,071	91,397	297,542	268,280
Research and development	50,235	48,927	153,781	149,973
In-process research and development impairment charges	—	—	—	710
Intellectual property legal development expenses	1,411	1,627	2,996	6,574
Acquisition, transaction-related and integration expenses	39	134	714	7,219
Charges related to legal matters, net	285	19,000	249,836	19,000
Charges (insurance recoveries) for property losses and associated expenses	—	8,186	(1,911)	8,186
Restructuring and other charges	581	425	1,312	788
Change in fair value of contingent consideration	(1,425)	300	(1,495)	300
Other operating income	(1,320)	—	(2,495)	—
Operating income (loss)	44,353	28,515	(130,960)	141,541
Total other expense, net	(42,173)	(30,558)	(109,512)	(93,856)
Income (loss) before income taxes	2,180	(2,043)	(240,472)	47,685
Provision for income taxes	4,570	4,049	8,459	7,056
Net (loss) income	$(2,390)	$(6,092)	$(248,931)	$40,629
Net Revenue

Net revenue for the three months ended September 30, 2022 was $545.6 million, an increase of 3% as compared to $528.6 million for the three months ended September 30, 2021. The increase from the prior year period was attributable to the following:

•Growth in our Generics segment of $3.1 million was primarily due to volume growth and an increase in new products launched in 2022 and 2021 of $4.3 million, partially offset by continued price erosion.
•Specialty segment net revenue decreased $3.3 million as growth in our promoted products, including Rytary® and Unithroid® which increased 12% and 39%, respectively, was driven by favorable pricing and volume growth that continues to remain strong, offset by loss of exclusivity on Zomig® nasal spray and declines in our non-promoted products.
•AvKARE segment net revenue grew $17.1 million as compared to the prior year period due to growth in our distribution channel.

Net revenue for the nine months ended September 30, 2022 was $1,602.5 million, an increase of 3% as compared to $1,556.8 million for the nine months ended September 30, 2021. The increase from the prior year period was attributable to the following:

•Growth in our Generics segment of $12.8 million was primarily due to new products launched in 2022 and 2021 that contributed net revenue growth of $7.7 million, the favorable year-over-year impact of lower returns relating to Oseltamivir (generic Tamiflu®), and volume growth. These increases were partially offset by continued price erosion.
•Specialty segment net revenue decreased $5.7 million as compared to the prior year period, driven by the loss of exclusivity of Zomig® nasal spray as well as a decline in our other non-promoted products. Net revenue from our promoted products, including Rytary® and Unithroid®, increased 7% and 33%, respectively as prescription growth remained strong for both products.

•AvKARE segment net revenue grew $38.7 million as compared to the prior year period due to growth in our distribution channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 6%, or $21.2 million, to $351.3 million for the three months ended September 30, 2022 as compared to $330.1 million for the three months ended September 30, 2021. The increase in cost of goods sold, including impairment charges, was primarily due to increased Generics and AvKARE volume and increased freight charges, partially offset by the impact of the loss of exclusivity on Zomig® nasal spray.

Gross profit for the three months ended September 30, 2022 was $194.2 million (36% of total net revenue) as compared to gross profit of $198.5 million (38% of total net revenue) for the three months ended September 30, 2021. Our gross profit as a percentage of net revenue decreased compared to the prior year period primarily as a result of the factors discussed above.

Cost of goods sold, including impairment charges, increased 8%, or $79.0 million, to $1,033.2 million for the nine months ended September 30, 2022 as compared to $954.2 million for the nine months ended September 30, 2021. The increase in cost of goods sold was primarily due to increased Generics and AvKARE volume, increased freight costs, a reduction in operating efficiency benefits realized as compared to the prior year period, and a $5.1 million period over period increase in intangible asset impairment charges.

Gross profit for the nine months ended September 30, 2022 was $569.3 million (36% of total net revenue) as compared to gross profit of $602.6 million (39% of total net revenue) for the nine months ended September 30, 2021. Our gross profit as a percentage of net revenue decreased compared to the prior year period primarily as a result of the factors discussed above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2022 was $100.1 million, as compared to $91.4 million for the three months ended September 30, 2021. The $8.7 million increase from the prior year period was primarily due to $6.9 million of costs associated with our biosimilar launches, including the Saol Acquisition (as defined in Note 3. Acquisitions to the financial statements included in this Form 10-Q), an increase in employee compensation, and increased freight charges as fuel costs increased.

SG&A expenses for the nine months ended September 30, 2022 were $297.5 million, as compared to $268.3 million for the prior year period. The $29.3 million increase from the prior year period was primarily due to $16.4 million of costs associated with our biosimilar launches, including the Saol Acquisition and a $5.0 million expense associated with a biosimilar regulatory approval, an increase in employee compensation, and increased freight charges as fuel costs increased.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2022 were $50.2 million, as compared to $48.9 million for the three months ended September 30, 2021. The $1.3 million increase compared to the prior year period was primarily attributable to costs of $2.8 million associated with acquired businesses in 2021, partially offset by operating efficiencies.

R&D expenses for the nine months ended September 30, 2022 were $153.8 million, as compared to $150.0 million for the nine months ended September 30, 2021. The $3.8 million increase compared to the prior year period was primarily attributable to increased compensation and other costs, including $15.6 million of costs associated with businesses acquired in 2021, partially offset by decreases in in-licensing and upfront milestone payments of $12.4 million.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended September 30, 2022 and 2021 were $1.4 million and $1.6 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Intellectual property legal development expenses for the nine months ended September 30, 2022 and 2021 were $3.0 million and $6.6 million, respectively. The period-over-period decrease of $3.6 million was due to the timing of specific cases. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.

Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses were immaterial for the three months ended September 30, 2022 and 2021. Acquisition, transaction-related and integration expenses were $0.7 million for the nine months ended September 30, 2022 as compared to $7.2 million for the nine months ended September 30, 2021.
Acquisition, transaction-related and integration expenses for the nine months ended September 30, 2022 were primarily related to the Saol Acquisition, which closed on February 9, 2022. For the nine months ended September 30, 2021, acquisition, transaction-related and integration expenses were primarily related to the KSP Acquisition, which closed on April 2, 2021, and integration expenses related to the businesses that comprise our AvKARE segment. Refer to Note 3. Acquisitions for additional information.
Charges Related to Legal Matters, Net
For the three and nine months ended September 30, 2022, we recorded charges related to legal matters, net, of $0.3 million and $249.8 million, respectively. The net charges for the nine months ended September 30, 2022 were primarily comprised of charges associated with Opana® ER antitrust litigation, net of insurance recoveries associated with securities class actions. For the three and nine months ended September 30, 2021, we recorded charges of $19.0 million for securities class actions. Refer to Note 13. Commitments and Contingencies for additional information.
(Insurance recoveries) Property losses and associated expenses
On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. The Company concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $8.2 million of charges for property losses and associated expenses for both of the three and nine months ended September 30, 2021.
During the nine months ended September 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in charges (insurance recoveries) for property losses and associated expenses.
Other Operating Income
Other operating income for the three and nine month periods ended September 30, 2022 of $1.3 million and $2.5 million, respectively, was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 19. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net was $42.2 million for the three months ended September 30, 2022 as compared to $30.6 million for the three months ended September 30, 2021. Overall, the increase from the prior year period was driven by a $5.5 million unfavorable period-over-period impact of net foreign exchange gains and losses and higher interest expense, partially offset by an increase in the benefit related to a previously outstanding contingent liability.
Total other expense, net was $109.5 million for the nine months ended September 30, 2022 as compared to $93.9 million for the nine months ended September 30, 2021. Overall, the increase from the prior year period was driven by a $12.7 million unfavorable period-over-period impact of net foreign exchange gains and losses and higher interest expense, partially offset by an increase in the benefit related to a previously outstanding contingent liability.
Provision For Income Taxes
For the three months ended September 30, 2022 and 2021, our provision for income taxes and effective tax rates were $4.6 million and 209.6% and $4.0 million and (198.2)%, respectively. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income.
For the nine months ended September 30, 2022 and 2021, our provision for income taxes and effective tax rates were $8.5 million and (3.5)% and $7.1 million and 14.8%, respectively. The period-over-period change in the provision for income taxes was primarily related to a change in the mix of foreign income and a discrete benefit as a result of the completion of an Internal

Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits.
Net (Loss) Income

We recognized a net loss for the three months ended September 30, 2022 of $2.4 million as compared to net loss of $6.1 million for the three months ended September 30, 2021. The period-over-period change was attributable to the factors discussed above.
We recognized a net loss for the nine months ended September 30, 2022 of $248.9 million as compared to net income of $40.6 million for the nine months ended September 30, 2021. The period-over-period change was attributable to the factors discussed above, including the charge for the nine months ended September 30, 2022 related to legal matters of $262.8 million associated with the Opana® ER antitrust litigation.
Generics
The following table sets forth results of operations for our Generics segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$350,266	$347,127	$1,032,908	$1,020,072
Cost of goods sold	217,997	208,670	640,450	598,122
Cost of goods sold impairment charges	674	688	5,786	688
Gross profit	131,595	137,769	386,672	421,262
Selling, general and administrative	30,259	15,941	84,410	46,500
Research and development	41,987	34,999	129,382	114,547
In-process research and development impairment charges	—	—	—	710
Intellectual property legal development expenses	1,369	1,584	2,919	6,506
Acquisition, transaction-related and integration expenses	16	—	24	—
Charges related to legal matters, net	285	—	2,442	—
Charges (insurance recoveries) for property losses and associated expenses	—	8,186	(1,911)	8,186
Restructuring and other charges	507	—	713	80
Other operating income	(1,320)	—	(2,495)	—
Operating income (loss)	$58,492	$77,059	$171,188	$244,733
Net Revenue

Generics net revenue was $350.3 million for the three months ended September 30, 2022, an increase of $3.1 million as compared to the prior year period, primarily due to volume growth and an increase in new products launched in 2022 and 2021 of $4.3 million, partially offset by continued price erosion.

Generics net revenue was $1,032.9 million for the nine months ended September 30, 2022, an increase of $12.8 million as compared to the prior year period. The increase primarily related to new products launched in 2022 and 2021 that contributed revenue growth of $7.7 million, the favorable year-over-year impact of lower returns relating to Oseltamivir (generic Tamiflu®), and volume growth. These increases were partially offset by continued price erosion.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges, for the three months ended September 30, 2022 was $218.7 million, an increase of $9.3 million compared the prior year period. The increase in cost of goods sold was primarily attributable to increased volume and inflationary pressure on freight.
Generics gross profit for the three months ended September 30, 2022 was $131.6 million (38% of net revenue) as compared to gross profit of $137.8 million (40% of net revenue) for the three months ended September 30, 2021 as a result of the factors described above.

Generics cost of goods sold, including impairment charges, for the nine months ended September 30, 2022 was $646.2 million, an increase of $47.4 million as compared to the nine months ended September 30, 2021. The increase in cost of goods sold was primarily attributable to increased volume, increased freight costs, and a reduction in operating efficiencies period-over-period.
Generics gross profit for the nine months ended September 30, 2022 was $386.7 million (37% of net revenue) as compared to gross profit of $421.3 million (41% of net revenue) for the nine months ended September 30, 2021 as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended September 30, 2022 was $30.3 million, as compared to $15.9 million for the three months ended September 30, 2021. The increase over the prior year period was primarily due to $6.9 million of costs associated with our biosimilar launches, including the Saol Acquisition, an increase in employee compensation, and increased freight charges as fuel costs increased.

Generics SG&A expense for the nine months ended September 30, 2022 was $84.4 million, as compared to $46.5 million for the nine months ended September 30, 2021. The increase over the prior year period was primarily attributed to $16.4 million of costs associated with our biosimilar launches, including the Saol Acquisition and a $5.0 million expense associated with a biosimilar regulatory approval, an increase in employee compensation, increased freight charges due to rising fuel costs, and increased legal fees.
Research and Development
Generics R&D expenses for the three months ended September 30, 2022 was $42.0 million, an increase of $7.0 million compared to the three months ended September 30, 2021. The increase was primarily associated with increased project spending as our complex portfolio continued to advance, inflationary pressures and the costs associated with acquired businesses in 2021 of $3.0 million relating to complex generics, offset, in part, by a decrease in in-licensing and upfront milestone payments of $1.0 million.

Generics R&D expenses for the nine months ended September 30, 2022 was $129.4 million, an increase of $14.8 million as compared to the nine months ended September 30, 2021. The increase was primarily associated with increased project spending as our complex portfolio continued to advance, inflationary pressures and the costs associated with acquired businesses in 2021 of $12.5 million relating to complex generics, offset, in part, by a decrease in in-licensing and upfront milestone payments of $9.5 million.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended September 30, 2022 and 2021 were $1.4 million and $1.6 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Intellectual property legal development expenses for the nine months ended September 30, 2022 and 2021 were $2.9 million and $6.5 million, respectively. The period-over-period decrease of $3.6 million was due to the timing of specific cases. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Charges (Insurance Recoveries) for Property losses and Associated Expenses
On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. The Company concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $8.2 million of charges for property losses and associated expenses for both of the three and nine months ended September 30, 2021.
During the nine months ended September 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in charges (insurance recoveries) for property losses and associated expenses.

Other Operating Income
Other operating income for the three and nine month periods ended September 30, 2022 of $1.3 million and $2.5 million, respectively, was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 19. Government Grants for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$89,484	$92,745	$271,571	$277,311
Cost of goods sold	43,719	47,303	130,363	144,184
Gross profit	45,765	45,442	141,208	133,127
Selling, general and administrative	22,201	22,211	69,772	62,748
Research and development	8,248	13,928	24,399	35,426
Intellectual property legal development expenses	42	43	77	68
Acquisition, transaction-related and integration expenses	15	—	47	16
Change in fair value of contingent consideration	(1,425)	300	(1,495)	300
Operating income	$16,684	$8,960	$48,408	$34,569
Net Revenue

Specialty net revenue for the three months ended September 30, 2022 was $89.5 million, a decrease of $3.3 million as compared to the three months ended September 30, 2021, driven by the loss of exclusivity of Zomig® nasal spray and a decline in our other non-promoted products. Net revenue from our promoted products, including Rytary® and Unithroid®, increased 12% and 39%, respectively as prescription growth remained strong for both products.

Specialty net revenue for the nine months ended September 30, 2022 was $271.6 million, a decrease of $5.7 million as compared to the nine months ended September 30, 2021, driven by the loss of exclusivity of Zomig® nasal spray and a decline in our other non-promoted products. Net revenue from our promoted products, including Rytary® and Unithroid®, increased 7% and 33%, respectively as prescription growth remained strong for both products.

Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended September 30, 2022 was $43.7 million as compared to $47.3 million for the three months ended September 30, 2021. Specialty gross profit for the three months ended September 30, 2022 was $45.8 million (51% of net revenue) as compared to gross profit of $45.4 million (49% of net revenue) for the three months ended September 30, 2021. The increase in gross profit primarily related to the decrease in revenues, offset by product mix, including the loss of exclusivity on Zomig® nasal spray, which had lower margin.
Specialty cost of goods sold for the nine months ended September 30, 2022 was $130.4 million as compared to $144.2 million for the nine months ended September 30, 2021. Specialty gross profit for the nine months ended September 30, 2022 was $141.2 million (52% of net revenue) as compared to gross profit of $133.1 million (48% of net revenue) for the nine months ended September 30, 2021. The increase in gross profit primarily related to the decrease in revenues, offset by product mix, including the loss of exclusivity on Zomig® Nasal Spray which had lower margin.

Selling, General, and Administrative
Specialty SG&A expense was $22.2 million for both the three months ended September 30, 2022 and 2021, as operating efficiencies offset inflationary pressures.

Specialty SG&A expense was $69.8 million for the nine months ended September 30, 2022, an increase of $7.0 million compared to the nine months ended September 30, 2021. The increase was driven by an increase in in-person sales and marketing efforts following the onset of the COVID-19 pandemic.
Research and Development
Specialty R&D expenses for the three months ended September 30, 2022 were $8.2 million, as compared to $13.9 million for the three months ended September 30, 2021. The $5.7 million decrease from the prior year period was primarily attributable to a decrease in project spend as the IPX study wound down.

Specialty R&D expenses for the nine months ended September 30, 2022 were $24.4 million, as compared to $35.4 million for the nine months ended September 30, 2021. The $11.0 million decrease from the prior year period was primarily attributable to a decrease in project costs as our IPX203 study wound down and a decrease in in-licensing and upfront milestone payments of $2.9 million.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$105,807	$88,721	$298,066	$259,390
Cost of goods sold	88,937	73,421	256,626	211,208
Gross profit	16,870	15,300	41,440	48,182
Selling, general and administrative	13,216	14,683	39,361	41,986
Acquisition, transaction-related and integration expenses	—	—	—	1,422
Operating income	$3,654	$617	$2,079	$4,774
Net Revenue

AvKARE net revenue for the three months ended September 30, 2022 was $105.8 million, an increase of $17.1 million as compared to the three months ended September 30, 2022, driven by growth in our distribution channel.

AvKARE net revenue for the nine months ended September 30, 2022 was $298.1 million, an increase of $38.7 million as compared to the nine months ended September 30, 2021, driven by growth in our distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended September 30, 2022 was $88.9 million as compared to $73.4 million for the three months ended September 30, 2021. AvKARE gross profit for the three months ended September 30, 2022 was $16.9 million (16% of net revenue) as compared to gross profit of $15.3 million (17% of net revenue) for the three months ended September 30, 2021. The decrease in gross profit as a percentage of revenue primarily related to the increase in sales through our lower margin distribution channel.
AvKARE cost of goods sold for the nine months ended September 30, 2022 was $256.6 million as compared to $211.2 million for the nine months ended September 30, 2021. AvKARE gross profit for the nine months ended September 30, 2022 was $41.4 million (14% of net revenue) as compared to gross profit of $48.2 million (19% of net revenue) for the nine months ended September 30, 2021. The decrease in gross profit primarily related to the increase in sales through our lower margin distribution channel and a decrease in sales through our higher margin governmental label channel.

Selling, General, and Administrative
AvKARE SG&A expense was $13.2 million for the three months ended September 30, 2022 as compared to $14.7 million in the prior year period. SG&A expense decreased period-over-period primarily due to a decrease in amortization expense.
AvKARE SG&A expense was $39.4 million for the nine months ended September 30, 2022 as compared to $42.0 million for the prior year period. SG&A expense decreased period-over-period primarily due to a decrease in amortization expense.
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
Our primary source of liquidity is cash generated from operations, available cash on hand and borrowings under debt financing arrangements, including $285.9 million of available capacity on our New Revolving Credit facility as of September 30, 2022. Refer to Note 17. Debt in our 2021 Annual Report on Form 10-K for additional information. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of the COVID-19 pandemic, and demand for our products, which are factors that may be out of our control.
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
Over the next 12 months, we expect to make substantial payments, including $100.0 million in payments associated with the Preliminary Settlement Agreements for the Opana® ER antitrust litigation (refer to Note 13. Commitments and Contingencies), monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Refer to Note 17. Debt and Note 12. Leases in our 2021 Annual Report on Form 10-K for additional information on our indebtedness and leases, respectively.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal Common Units by the Members (refer to Note 1. Nature of Operations). The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal Common Units sold or exchanged for our class A common stock, the price of our class A common stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to September 30, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $206.3 million contingent liability as of September 30, 2022 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the TRA. During the nine months ended September 30, 2022 and September 30, 2021, we made tax distributions of $3.3 million and $2.2 million, respectively, to the Members.
As of September 30, 2022, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the United States. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$88,392	$178,559
Investing activities	(162,843)	(107,213)
Financing activities	(84,453)	(107,772)
Effect of exchange rate changes on cash	(1,944)	(76)
Net decrease in cash, cash equivalents, and restricted cash	$(160,848)	$(36,502)
Cash Flows from Operating Activities

Net cash provided by operating activities was $88.4 million for the nine months ended September 30, 2022 as compared to $178.6 million for the nine months ended September 30, 2021. The decrease in operating cash flows from the prior year period was primarily driven by payments of $115.0 million into an escrow account associated with the Opana® ER antitrust litigation settlement agreements and Preliminary Settlement Agreements. Refer to Note 13. Commitments and Contingencies.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $162.8 million as compared to $107.2 million for the nine months ended September 30, 2021. The increase from the prior year period of $55.6 million was primarily due to an increase in cash paid for intangible assets associated with marketed product licenses and business acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $84.5 million for the nine months ended September 30, 2022 as compared to $107.8 million for the nine months ended September 30, 2021. The decrease from the prior year period of $23.3 million was primarily due to $85.0 million in borrowings under the New Revolving Credit Facility (refer to Note 20. Debt) and a $23.5 million decrease in tax distributions, partially offset by $44.5 million paid for deferred consideration associated with the KSP

Acquisition and the Puniska Acquisition (refer to Note 3. Acquisitions) and an increase in principal payments made on borrowings of $37.4 million.
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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Opana ER® antitrust litigation Preliminary Settlement Agreements(1)	$150,000	$100,000	$50,000	$—	$—
Interest associated with the Opana ER® antitrust litigation Preliminary Settlement Agreements (1)	4,220	1,805	2,415	—	—
Total	$154,220	$101,805	$52,415	$—	$—
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2022.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Employment Agreement by and among Amneal Pharmaceuticals, Inc and Gustavo Pesquin, dated September 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2022) . †

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three and nine months ended September 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2022	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)