Form 10-K
period 2022-12-31
Amneal Pharmaceuticals, Inc.
filed 2023-03-03
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $470,754,286.
As of February 14, 2023, there were 151,500,830 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2022 (the “2023 Proxy Statement”).

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us” or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

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
•our revenues derived from the sales of a limited number of products, a substantial portion of which are through a limited number of customers;
•the continuing trend of consolidation of certain customer groups;
•our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;
•our substantial amount of indebtedness and our ability to generate sufficient cash to service our indebtedness in the future, and the impact of interest rate fluctuations on such indebtedness;
•our ability to secure satisfactory terms when negotiating a refinancing or other new indebtedness;
•our dependence on third-party agreements for a portion of our product offerings;
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•our reliance on certain licenses to proprietary technologies from time to time;
•the significant amount of resources we expend on research and development (“R&D”);
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
•our potential expansion into additional international markets subjecting us to increased regulatory, economic, social and political uncertainties;
•our ability to identify, make and integrate acquisitions or investments in complementary businesses and products on advantageous terms;
•the impact of global economic, political or other catastrophic events;
•our ability to attract, hire and retain highly skilled personnel;
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

PART I.
Item 1. Business
Overview
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including complex generics, injectables, biosimilars and specialty branded pharmaceuticals. We operate principally in the United States, India, and Ireland, and sell to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. We are a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”).

The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.1% of Amneal Common Units and the Company held the remaining 49.9% as of December 31, 2022. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
Acquisitions
Baclofen Franchise

On December 30, 2021, we entered into an asset purchase agreement with certain entities affiliated with Saol International Limited (collectively, “Saol”), a private specialty pharmaceutical company, pursuant to which we agreed to acquire Saol’s baclofen franchise, including Lioresal®, LYVISPAH™, and a pipeline product under development (the “Saol Acquisition”). The Saol Acquisition expanded our commercial institutional and specialty portfolio in neurology and added commercial infrastructure in advance of our entry into the biosimilar institutional market during October 2022. Consideration for the Saol Acquisition included approximately $84.7 million, paid at closing with cash on hand, and contingent royalty payments based on annual net sales for certain acquired assets, beginning in 2023. The transaction closed on February 9, 2022.
Puniska Healthcare Pvt. Ltd.

On November 2, 2021, we entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India. Upon execution of the agreement, we acquired a 74% controlling interest in the equity of Puniska and acquired the remaining 26% of the equity upon approval of the transaction by the government of India in March 2022.

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
AvKARE, LLC and R&S Northeast LLC
On January 31, 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively, the “Rondo Acquisitions”). AvKARE, LLC is one of the largest private label providers of generic pharmaceuticals in the U.S. federal agency sector, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. R&S is a national pharmaceutical wholesaler focused primarily on offering products to 340b-qualified entities to provide consistency in care and pricing.
For additional information about our acquisitions, refer to Note 3. Acquisitions in our consolidated financial statements.
Segments of the Business
We have three reportable segments: Generics, Specialty, and AvKARE.

Generics

Prescription pharmaceutical products are sold either as branded or generic products. Generic pharmaceutical products have the same active pharmaceutical ingredient (“API”), dosage form, strength, route of administration, and conditions of use as patented branded pharmaceutical products, are bioequivalent to the brand it copies, and are usually marketed under their chemical (generic) names rather than brand names. However, generic pharmaceutical products are intended to provide a cost-effective alternative for consumers while maintaining the safety, efficacy, quality and stability of the branded product, and as such are generally sold at prices below their branded equivalents. Typically, a generic pharmaceutical may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless the resolution of patent litigation results in an earlier opportunity to enter the market. Generic manufacturers are required to file and receive approval for an Abbreviated New Drug Application (“ANDA”) to market a generic pharmaceutical product.

Our Generics segment includes over 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals. We focus on developing products that have substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these products allows us the opportunity to offer first-to-file (“FTF”), first-to-market (“FTM”) and other high-value products to customers. A generic pharmaceutical product is considered a FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Amendments, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. A generic product that does not qualify as a FTF may still be a FTM product. A generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. We define high-value products as products with three or fewer generic competitors at the time of launch. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As such, the timing of new product introductions can have a significant impact on our financial results. Market entry by additional competitors generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of our control. Refer to “Pharmaceutical Approval Process in the United States,” below, for more information.

As of December 31, 2022, our Generics segment had 105 products with a pending ANDA and another 94 products in various stages of development in our pipeline, 61% of which are non-oral solid products. Over half of our generic pipeline consists of what we believe to be potential FTF, FTM and high-value products. We have an integrated, team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities.

Our Generics segment has a growing portfolio of institutional injectable products primarily for the United States hospital market. Our R&D pipeline has prioritized new product innovations in injectables, such as drug/device combinations, peptides, long-acting injectables and large volume parenteral bags. We have expanded our manufacturing capabilities and infrastructure to support the needs of this expanding business with a focus on development, commercialization and scaling a differentiated injectables portfolio. In December 2022, the FDA approved our first ready-to-use large volume bag, an esmolol hydrochloride in sodium chloride injection, which is indicated for tachycardia.

Additionally, in 2022 we began to commercialize an initial portfolio of oncology biosimilars in the United States. Alymsys®, a biosimilar referencing Avastin®, launched in October 2022, followed by Releuko®, a biosimilar referencing Neupogen®, in November 2022. We plan to launch Flynetra™, a biosimilar referencing Neulasta®, in the first half of 2023. To grow our oncology biosimilars sales, we are focused on serving oncology clinics, integrated health systems and specialty pharmacies. We are focused on expanding our biosimilars portfolio with additional molecules, and we seek to vertically integrate by expanding our biosimilar capabilities.
Our Generics segment had net revenue of $1.43 billion, $1.37 billion and $1.34 billion and operating income of $224.2 million, $281.5 million and $189.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio also includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and Lyvispah® (baclofen), a unique dissolvable granule formulation used to treat muscle stiffness, spasms and pain from multiple sclerosis.
Additionally, we are advancing a pipeline of potential Specialty products, most notably IPX203, a novel, oral formulation of carbidopa/levodopa extended-release capsules for the treatment of Parkinson’s disease. The FDA accepted our IPX203 NDA and assigned a Prescription Drug User Fee Act date of June 30, 2023 to complete its evaluation of our IPX203 NDA. Beyond IPX203, we have a pipeline of R&D programs at various stages of development, including 505(b)(2) programs that utilize our propriety drug delivery technology platforms, GRANDE® and KRONOTEC®. GRANDE® is an advanced gastric retention system that enables sustained 12 to 24 hour delivery for drugs with site-specific absorption in the upper gastrointestinal tract. KRONOTEC® is an advanced osmotic oral drug delivery technology that provides timed, customized and pulsatile drug release to match timing of disease symptoms.
For Specialty products, the majority of such products’ commercial value is usually realized during the period in which the product has market exclusivity. In the United States (“U.S.”), when market exclusivity expires and generic versions of a product are approved and marketed, there can often be substantial and rapid declines in the branded product’s sales.
Our Specialty segment had net sales of $374.1 million, $378.3 million and $355.6 million and operating income of $72.6 million, $56.4 million and $56.5 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products, and services primarily to governmental agencies, predominantly focused on serving the U.S. Department of Defense and the U.S. Department of Veterans Affairs . AvKARE is also a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, and medical and surgical products. AvKARE is also a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers that are located throughout the U. S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
Our AvKARE segment had net sales of $406.1 million, $349.0 million and $293.7 million and operating income (loss) of $3.3 million, $6.8 million and $(7.7) million for the years ended December 31, 2022, 2021 and 2020, respectively.
Geographic Areas
We operate in the U.S., India, and Ireland. During December 2022, we signed a long-term license agreement to commercialize a number of our complex generic products to most parts of Europe as well as in Australia and New Zealand (see Note 5. Alliance and Collaboration to our consolidated financial statements for additional information). Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties. See further discussion of this risk in Item 1A. Risk Factors.
Sales & Marketing and Customers
In the U.S. and the Commonwealth of Puerto Rico, we market our Generics and Specialty products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products are marketed to large group purchasing organizations (“GPOs”) and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and occasionally directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail drug stores, independent pharmacies and managed care organizations, such as hospitals, nursing homes, health maintenance organizations, clinics, pharmacy benefit management companies and mail-order customers. On December 28, 2022, we signed a long-term license agreement to commercialize a number of our complex generic products to most parts of Europe as well as in Australia and New Zealand (see Note 5. Alliance and Collaboration to our consolidated financial statements for additional information). As of December 31, 2022, we have not sold products under this license agreement. Our Specialty segment, which promotes branded pharmaceutical products, employs a team of dedicated field based sales representatives to engage in the direct marketing and promotion of our branded products to physicians and healthcare providers.
In our AvKARE segment, we market our products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products within the AvKARE segment are marketed to large GPOs and government entities (U.S. Department of Defense and U.S. Department of

Veterans Affairs) and sold through wholesalers. The AvKARE segment’s distribution channel primarily sells brand products to clinics, institutions and pharmacies generally marketed to GPOs.
For the year ended December 31, 2022, on a consolidated basis, our four largest customers, AmerisourceBergen Corporation, McKesson Drug Co., Cardinal Health, and CVS Health Corporation, accounted for approximately 71% of our net revenue. In total, we currently have approximately 1,200 customers (including over 1,000 customers specific to our AvKARE segment), some of which are part of large purchasing groups.
We have no long-term agreements that guarantee future business with any of our major customers and the loss of or substantial reduction in orders from any one or more of these customers could have a material adverse effect on our operating results, future prospects and financial condition.
Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, R&D, marketing, and other resources than we do. Competing manufacturers of generic pharmaceutical products create value for our customers by offering substitutes for branded pharmaceutical products at significantly lower prices, and at times we may not be able to differentiate our product offerings from those of our competitors, successfully formulate and bring to market new products that are less expensive than those of our competitors or offer commercial terms as favorable as those of our competitors. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic/biosimilar pharmaceutical products market include Teva Pharmaceutical Industries Ltd., Viatris Inc., Endo International plc, Sandoz International GmbH, Pfizer Inc., Fresenius Kabi KGaA, Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Hikma Pharmaceuticals PLC, Dr. Reddy's Laboratories Ltd., Coherus Biosciences, Inc., Amphastar Pharmaceuticals, Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical products market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, and Alkermes PLC.
Our AvKARE segment is also highly competitive, with new smaller competitors entering the space regularly. Our competitors are other wholesalers, including Cardinal Health, Inc., AmerisourceBergen Corporation, and Golden State Medical Supply.
By focusing on our high-value products with complex dosage forms and high barriers-to-entry, as well as taking advantage of our vertically integrated supply chain and selective use of internal API, we aim to manufacture more profitable products relative to our competition. However, this or any future strategy may not enable us to compete successfully in the generic pharmaceutical industry.
The Hatch-Waxman Amendments amended the Federal Food, Drug and Cosmetic Act (“FDCA”) and provided for a period of 180 days of generic marketing exclusivity for each applicant that is FTF an ANDA with a Paragraph IV certification, which signifies a challenge to at least one brand patent. The holder of an approved FTF ANDA that successfully challenges the relevant innovator drug patent(s) usually enjoys higher market share and sales during the 180-day period of exclusivity. When the exclusivity period concludes, other generic competitors may launch their versions of the product, which may cause significant price erosion and loss of market share. In cases where we are the holder of an ANDA for a FTF product, upon the expiration of the 180-day exclusivity period, we may adjust the price of such product and provide price adjustments to our customers for the difference between the lower price and the price at which we previously sold the product then held in inventory by our customers. These adjustments are commonly known as shelf stock adjustments. In certain circumstances, we may decide not to provide price adjustments to certain customers and, as a result, we may receive returns of unsold product from these customers and forego future sales volume as opposed to reducing pricing.
Authorized generic pharmaceutical products, which are generic labeled versions of pharmaceutical products introduced by brand companies (directly or through a third-party) under the brand’s NDA, have also increased competition in the generic pharmaceutical industry. Authorized generic pharmaceutical products may be sold prior to, during and subsequent to the 180-day exclusivity period and are a significant source of competition, because brand companies do not face any regulatory barriers to rapidly introducing generic versions of their pharmaceutical products.
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
Research and Development
R&D activities represent a significant part of our business. R&D expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy, if applicable, and regulatory compliance prior to launch. We are committed to investing in R&D with the aim of delivering high quality and innovative products. For the years ended December 31, 2022, 2021 and 2020, our R&D expense was $195.7 million, $201.8 million and $179.9 million, respectively.
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

Manufacturing and Distribution
We have a network of manufacturing sites and co-located R&D centers within the U.S., India and Ireland, with broad dosage capabilities. We also have a distribution center for our Generics and Specialty products in Glasgow, Kentucky and a packaging center in East Hanover, New Jersey. We manufacture the majority of our Generics products internally; of these products, for the year ended December 31, 2022, those manufactured in our U.S. facilities contributed 43% of Generics product net revenue compared to 32% for those manufactured in India. We rely on third-party manufacturers to supply products in our Generics portfolio representing approximately 25% of our Generics net revenue for the year ended December 31, 2022.  Most of our Specialty products are manufactured by third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the overall cost of manufacturing for our products and gives us greater control over our supply chain.
Our AvKARE segment’s distribution centers are located in Fountain Run, Kentucky and Philadelphia, Pennsylvania.
Government Regulation

The business of developing, manufacturing, selling, distributing, and marketing generic and branded products is subject to significant health, safety, and environmental laws and regulations, including those governing the approval and pricing of products, clinical trials, laboratory procedures, privacy and security of health and other sensitive information and the handling, use, storage, treatment and disposal of hazardous materials and wastes. These regulatory regimes are overseen by governmental bodies, principally the FDA and, as applicable, the Drug Enforcement Administration (the “DEA”), the Department of Health and Human Services, the Federal Trade Commission (the “FTC”) and several state and local government or other agencies, including individual data protection authorities, in the U.S. and abroad. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including suspension of regulatory approval, delays in regulatory approval, clinical holds, orders to cease non-compliant activities and potential civil and criminal actions against us. The regulatory environment, particularly enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly in flux and not always clear. Significant changes in this environment could have a material adverse effect on our financial condition and results of operations.

The FDCA, the Public Health Service Act (the “PHSA”), the Controlled Substances Act, the regulations that implement these laws and other statutes and regulations govern the development, testing, manufacture, packaging, use, distribution, safety, effectiveness, labeling, storage, record keeping, approval, marketing, sale, and promotion of our products, as well as post-marketing requirements for safety surveillance and reporting. Failure to comply with these laws and regulations can result in judicial and/or administrative sanctions, such as warning letters, recalls, product seizures, injunctions, fines, total or partial suspension of distribution or production, exclusion or debarment from government programs and contracts, restitution, disgorgement and criminal prosecutions. The FDA has the authority to withdraw its approval of pharmaceuticals at any time, in accordance with its regulatory due process procedures, and can enforce the recall of products.
Pharmaceutical Approval Process in the United States

In the U.S., the FDA regulates pharmaceuticals and biologics under the FDCA and the PHSA, and their implementing regulations. To market a new drug or biologic, considerable data must be submitted to the FDA for review and approval. In addition to approval, the FDA also regulates research, development, preclinical and clinical testing, manufacturing, packaging, storage, distribution, recordkeeping, labeling, advertising, promotion, marketing, post-approval monitoring and reporting, and import and export of drugs and biologics. If we fail to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval, we may be subject to a variety of administrative or judicial sanctions, which could include, among other actions, the FDA’s refusal to approve pending applications, delays in approval, suspension or withdrawal of an approval, imposition of a clinical hold, orders to cease non-compliant activities, criminal charges, issuance of warning letters and other types of enforcement-related letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, exclusion from participation in government programs and contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA, the U.S. Department of Justice (“DOJ”) or other governmental entities.

Generally, the following types of applications are used to obtain FDA approval.

New Drug Application and Biologics License Application
For a drug product containing an active ingredient not previously approved by the FDA, a prospective manufacturer must submit a complete NDA containing the results of clinical studies supporting the drug product’s safety and efficacy in addition to data and information related to drug product quality and manufacturing. An NDA is also required for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved or if the dosage form, strength or method of delivery is changed and requires clinical studies to support the change. A Biologics License Application (“BLA”) is required to introduce, or deliver for introduction, a biologic product into interstate commerce and market the product for one or more indications. The process required by the FDA before a new pharmaceutical or biological product may be approved for marketing in the U.S. generally involves the steps listed below.

•Laboratory and clinical tests;
•Submission to the FDA of an Investigational New Drug (“IND”) application;
•Adequate and well-controlled human clinical studies conducted according to the FDA’s requirements for good clinical practice (“GCP”) and additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its proposed conditions of use;
•For pharmaceutical products, submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its proposed conditions of use, proposed labeling and extensive data addressing such matters such as drug product quality and manufacturing;
•For biological products, submission of a BLA that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, as well as information on the chemistry, manufacturing and controls to ensure product identity and quality, and proposed labeling;
•For certain products, development and implementation of a Risk Evaluation and Mitigation Strategy;
•Scale-up to commercial manufacturing;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current good manufacturing practices (“cGMP”), and, if applicable, the FDA’s current good tissue practice;
•Potential FDA inspection of the nonclinical and clinical study sites and the clinical study sponsor that generated the data in support of the NDA or BLA; and
•FDA review and approval or licensure of an NDA or of the BLA.

Prior to beginning the first clinical trial with a product candidate, the sponsor must submit an IND to the FDA and the IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises safety concerns or questions about the proposed clinical trial and places the IND on clinical hold within that 30-day time period. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds. Similarly, an independent institutional review board (“IRB”) can suspend or terminate approval of a clinical trial at its site if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined. Phase 1 studies are designed to assess safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. If favorable, Phase 2 studies are initiated to evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule, as well as identify any adverse effects that could limit the product’s usefulness. If data from the Phase 2 trials are favorable, large-scale Phase 3 trials are undertaken to confirm the product’s efficacy and safety.

During all phases of clinical development, FDA and others require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators, and certain progress and safety reports must be submitted to the FDA. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all.

Assuming successful completion of all required testing in accordance with regulatory requirements, the submission of an NDA or BLA requesting approval to market the product is subject to a substantial application user fee, which may be reduced or waived if the FDA finds that certain criteria are met, and there are certain exemptions for products designated for rare diseases or conditions. The submission of an NDA or BLA is not a guarantee that the FDA will find it complete and accept it for filing.

After the application is deemed filed by the FDA, FDA staff will review an NDA or BLA to determine, among other things, whether a product is safe and efficacious for its proposed conditions of use. There can be no assurance that a product will obtain the regulatory approvals necessary for it to be marketed.
If, after reviewing the NDA or BLA, the FDA determines that the application cannot be approved in its current form, the FDA sends the applicant a Complete Response Letter identifying all outstanding deficiencies that preclude final approval. The FDA then halts its review until the applicant resubmits the NDA or BLA with new information designed to address the deficiencies. An applicant receiving a Complete Response Letter may resubmit the application with data and information addressing the FDA’s concerns or requirements, withdraw the application without prejudice to a subsequent submission of a related application or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval is limited to specific diseases and dosages or the indications for use for which approval had been sought. In addition, the FDA may require an applicant to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA or BLA holder conduct new studies, make labeling changes, implement Risk Evaluation and Mitigation Strategies, and take other corrective measures.
The FDA has a number of programs, including fast track, breakthrough therapy, priority review and accelerated approval, intended to expedite the development or review of products that meet certain criteria, and applicants may explore some of these opportunities for their product candidates, if appropriate. These programs do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Additionally, in the context of public health emergencies, applicants may seek an Emergency Use Authorization (“EUA”) from the FDA, which if granted, allows for the distribution and use of products during the declared public health emergency, in accordance with the conditions set forth in the EUA, unless the EUA is otherwise terminated.
NDA User Fee Program
On September 30, 2022, the President signed into law the FDA User Fee Reauthorization Act of 2022, which includes the reauthorization of the Prescription Drug User Fee Act (“PDUFA VII”) from fiscal year 2023 through 2027. The program provides for the continued timely review of new NDAs and BLAs. The PDUFA VII enhancements include modernizing the user fee structure, a focus on human resource and financial management improvement including a significant increase in staff capacity and capabilities to support the review of cell and gene therapy products; the creation of capacity planning capability; enhancing use of regulatory tools via benefit-risk, patient-focused drug development, complex innovative trial designs, and model informed drug development; enhancing staffing for breakthrough therapy reviews; focusing on communication with industry; and exploring real world evidence in regulatory decision-making.
Biosimilar User Fee Program
The Biosimilar User Fee Act was reauthorized for the second time on September 30, 2022 (“BsUFA III”). In the reauthorization of BsUFA III, enhancements include new supplement types and expedited review timelines; enhancing communication and feedback during the biosimilar biological development process; enhancing pre-licensure inspection communication; introducing a new pilot program to enhance regulatory decision-making and facilitate science-based recommendation; and enhancing financial management, transparency, and strategic hiring.
Abbreviated New Drug Application
For a generic version of an approved drug, an ANDA relies on the FDA’s previous finding of safety and effectiveness for a reference listed drug (“RLD”) and, as a result, may be approved without submission of the same type and extent of information that is requested for a stand-alone new drug application to establish the safety and effectiveness of the proposed product. Instead, an ANDA must submit data and information demonstrating the proposed product has the same active ingredient, dosage form, route of administration, and strength, and is bioequivalent to the previously approved RLD indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. For most orally administered pharmaceutical products, bioequivalence between brand and generic is established when there is no statistically significant difference in the rate and extent to which the API in the product is absorbed into the bloodstream. For certain pharmaceutical products, such as topical, locally acting pharmaceutical products, other means of establishing bioequivalence may be required by the FDA. The proposed product also must have the same labeling as the RLD with certain limited exceptions, include certain information regarding patents for the RLD, and must meet the same legal and regulatory standards for drug product quality and manufacturing as NDA products.
ANDA User Fee Program
In July 2012, the Generic Drug User Fee Amendments (“GDUFA”) were enacted into law. The GDUFA legislation implemented fees for new ANDA applications, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDA applications pending approval as of October 1, 2012. In return, the program was intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. On September 30, 2022, it was reauthorized for a second time with provisions that are in effect through September 30, 2027 (“GDUFA III”). The FDA’s commitment letter for GDUFA III, which sets forth performance goals and program enhancements for the reauthorization of GDUFA for fiscal years 2023-2027, sets goals for FDA’s assessment and review of different ANDA submissions and includes enhancements designed to increase pre-submission assessment activities, reduce the number of assessment cycles for ANDAs and facilitate access to generic drugs, in particular for complex products such as those with complex active ingredients or dosage forms that generally are more difficult to genericize and have increased numbers of assessment cycles. The reauthorization also established capacity planning capability.
The Hatch-Waxman Amendments established the modern regulatory system for generic pharmaceutical products by creating a standardized approach for generic pharmaceutical makers to file ANDAs and receive FDA approval for generic pharmaceutical products. In order to gain FDA approval, there are various regulatory hurdles that a prospective generic manufacturer must clear:
Current Good Manufacturing Practices
In order to obtain FDA approval for its products, a pharmaceutical manufacturer must demonstrate that its facilities comply with cGMP regulations. The manufacturer is required to comply with cGMP standards at all times during the production and processing of pharmaceuticals, and the FDA may inspect the manufacturer’s sites at any time to ensure compliance.
Patent Provisions
A branded pharmaceutical product is usually protected under patents granted by the U.S. Patent and Trademark Office that allow only the pharmaceutical company that developed the pharmaceutical product to market and sell such product. The sponsor of a branded product must “list” certain patents with the FDA, which in turns publishes that patent information publicly. For a generic pharmaceutical manufacturer to introduce a generic version of a referenced branded pharmaceutical product (its RLD), it must submit to the FDA an ANDA with a certification for each patent listed by the branded product sponsor stating one of the following:
•Paragraph I: That the required patent information relating to the patent for the referenced branded pharmaceutical product has not been filed;
•Paragraph II: That the patent for the referenced branded pharmaceutical product has expired;
•Paragraph III: That the patent for the referenced branded pharmaceutical product will expire on a particular date; or
•Paragraph IV: That the patent for the referenced branded pharmaceutical product is invalid, unenforceable and/or will not be infringed by the pharmaceutical product for which approval is being sought.
Filing an ANDA with certifications under Paragraph I or II, referenced above, permits the ANDA to be approved immediately, if it is otherwise eligible. Filing an ANDA with certifications under Paragraph III, referenced above, indicates that the applicant agrees to wait until the relevant patent has expired before seeking final approval of its ANDA. Under Paragraph IV, referenced above, a generic pharmaceutical manufacturer can challenge the patent of the branded referenced pharmaceutical product.
If the ANDA for a generic pharmaceutical product has a Paragraph IV certification, the filer must also notify the NDA and patent holders upon acceptance of the ANDA filing by the FDA (the “PIV Notice”). If in response to notice of a paragraph IV certification, the NDA holder or patent owner initiates a patent infringement action against the ANDA applicant within 45 days of receiving the required notice, approval of the ANDA generally will be stayed for 30 months following receipt of the notice or such shorter or longer time as the court might order.

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
Healthcare Reform
Pricing and reimbursement for our products depend in part on government regulation. In the U.S., there have recently been multiple federal and state proposals, laws and actions related to the pricing of pharmaceuticals and other changes to the healthcare system, including the enactment of the Inflation Reduction Act (“IRA”). The IRA will permit the Centers for Medicare and Medicaid Services (“CMS”) to negotiate maximum fair prices on up to 60 drugs by 2029, starting with 10 drugs in 2026. The drugs must be approved by the FDA for at least seven years (small molecule drugs) or at least eleven years (biologics). The federal government must consider manufacturer-submitted data including R&D costs, production and distribution costs, market data, and revenue and sales volume data. The government must also consider evidence regarding alternative treatments, including whether a drug represents a therapeutic advance compared to existing therapies and the comparative effectiveness of the drug and therapeutic alternatives, including effects on specific populations (e.g., children, elderly, terminally ill). The IRA also requires Medicare Part D plans to limit beneficiaries’ cost-sharing for insulin products, but does not include an insulin cost-sharing cap for commercial plans.

Any significant efforts at the federal or state level to reform the healthcare system by changing the way healthcare is provided or funded or by more directly imposing controls on drug pricing, government reimbursement, and access to products could have a material impact on us. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, and require deep discounts, could adversely affect our business if implemented. States may also advance drug-pricing initiatives with a focus on affordability review boards, financial penalties related to pricing practices, manufacturer pricing and reporting requirements, as well as regulation of prescription drug assistance or copay accumulator programs in the commercial market. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business. It is unclear what, if any, legislative proposals may be adopted or how governmental bodies and private payors will respond to such healthcare reform. As such, we cannot predict the impact of potential legislation on our business and cannot guarantee that such legislation will not have a material adverse effect on our financial condition and results of operations.
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
Sales and Marketing Regulations
Our marketing practices are subject to state laws, as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute generally prohibits corruptly soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payers, such as Medicare and Medicaid, that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, disclosure of transfers of value from pharmaceutical companies to healthcare providers and healthcare organizations, such as academic teaching hospitals, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements
Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, generic and brand pharmaceutical companies must file with the DOJ and FTC certain agreements entered into between other brand and/or generic pharmaceutical companies in regards to the settlement of patent litigation and/or the manufacture and marketing of generic versions of branded pharmaceutical products. This requirement impacts the ways in which generic pharmaceutical companies resolve intellectual property litigation and may result in an increase in private-party litigation against pharmaceutical companies and/or additional investigations by the FTC or other governmental organizations.
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
In addition, numerous state and federal requirements exist for a variety of controlled substances, such as narcotics, that may be part of our product formulations. We must meet the requirements of controlled substances laws, such as the Controlled Substances Act, as amended, DEA regulations for certain of our products and activities, and related state requirements. These laws and regulations relate to the manufacture, shipment, storage, security, inventory, recordkeeping, distribution, sale, dispensing, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development. We must annually apply to the DEA and similar governmental and regulatory authorities for procurement quotas in order to obtain these substances. The DEA has authority similar to the FDA’s and may also pursue monetary penalties, administrative penalties such as revocation of a registration to manufacture controlled substances and criminal penalties for controlled substances violations.
Other federal and state regulatory agencies have far reaching authority. For example, the State of California requires that any manufacturer, wholesaler, retailer or other entity in California that sells, transfers, or otherwise furnishes certain so called precursor substances must have a permit issued by the California Department of Justice, Bureau of Narcotic Enforcement. The substances covered by this requirement include ephedrine, pseudoephedrine, norpseudoephedrine, and phenylpropanolamine, among others. The Bureau has authority to issue, suspend and revoke precursor permits, and a permit may be denied, revoked or suspended for various reasons, including (i) failure to maintain effective controls against diversion of precursors to unauthorized persons or entities; (ii) failure to comply with the Health and Safety Code provisions relating to precursor substances, or any regulations adopted thereunder; (iii) commission of any act which would demonstrate actual or potential unfitness to hold a permit in light of the public safety and welfare, which act is substantially related to the qualifications, functions or duties of the permit holder; or (iv) if any individual owner, manager, agent, representative or employee of the permit applicant/permit holder willfully violates any federal, state or local criminal statute, rule, or ordinance relating to the manufacture, maintenance, disposal, sale, transfer or furnishing of any precursor substances.
Privacy, Security and Data Standards Regulations
Numerous federal, state, and foreign laws and regulations govern the creation, collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing, and disposal (collectively, “Processing”) of protected health information (“PHI”) and other personal, sensitive, regulated or confidential data, including personally identifiable information (“PII”). Many of our activities involve the Processing of PHI and PII.
On the federal level we are subject to a number of sector specific regulations. The federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the 21st Century Cures Act, Public Law 116-321, and the regulations that implement these laws (collectively “HIPAA”) impose requirements on covered entities and business associates that address the privacy and security of PHI. In the conduct of our business, we may be either a covered entity or business associate, and we may also be held liable for HIPAA violations by our vendors that are business associates. HIPAA imposes contracting requirements, requires breach notifications, and establishes rules that standardize the format and content of certain electronic transactions, including eligibility and claims. Violations of HIPAA may result in enforcement actions, civil and criminal penalties, and settlement, resolution, and monitoring agreements. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents and may negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA. While HIPAA does not create a private right of action, its standards have been used as a basis for the duty of care in state civil suits, such as those for negligence or recklessness in the handling, misuse or breach of PHI. HIPAA does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health.
Additionally, under Section 5 of the Federal Trade Commission Act (“FTC Act”), the FTC has jurisdiction over certain privacy and security practices that are deemed unfair and deceptive acts and practices in or affecting commerce. The FTC has charged companies with violating this act based on failures to appropriately and transparently safeguard personal information, respect consumers’ privacy rights, based on disclosures of health and personal information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent the improper or unauthorized disclosure of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. In addition to the FTC Act, the FTC also enforces other federal laws and regulations relating to consumers’ privacy and security.
The SEC has proposed additional cybersecurity disclosure obligations on reporting companies, with final rulemaking expected this year.
Over the past several years, the federal government has increasingly focused on the cybersecurity requirements applicable to government contractors, including enhanced guidance and regulation. These include compliance with the Privacy Act of 1974, the Defense Federal Acquisition Regulation Supplement cybersecurity requirements, the Cybersecurity Maturity Model Certification (going into effect over the next four years and based on NIST standards), the Federal Information Security Modernization Act, and the White House’s 2021 Executive Order on Improving the Nation’s Cybersecurity.
State and local authorities are increasingly focused on protecting individuals from identity theft and a number of states have adopted comprehensive data security laws and regulations requiring, among other things, certain minimum data security standards and security breach notifications that may apply to us in certain circumstances, as well as certain limitations on access to and use of PII. These laws and regulations include state general data breach laws, which exist in all fifty states and protect PII generally. Many states also have their own sector-specific laws regarding the Processing of PII which may apply to us as well.
In the past few years, five states have adopted their own comprehensive consumer privacy statutes and many more states are considering doing so. Generally, these statutes exempt data and/or entities regulated by HIPAA but are, in varying respects, applicable to other data we collect, such as PII provided by website visitors, and in California, employees and business partners. Additionally, we anticipate federal and state legislators and regulators will continue to enact legislation related to privacy and cybersecurity, including with respect to ransomware incidents.
In addition, international laws, rules and regulations governing the use and disclosure of PII can be more stringent than those in the United States, and they vary from jurisdiction to jurisdiction. The European Union's General Data Protection Regulation (“GDPR”), which became effective May 2018, enhanced or created obligations regarding the handling of PII relating to European residents (such as regarding notices, data protection impact assessments and individual rights) and provides for greater penalties for noncompliance than the previous European Directive or laws. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues, whichever is greater, can be imposed for violations. In addition, many countries outside of Europe where we conduct business have implemented or may implement data protection laws and regulations, some of which include requirements modeled after those in the GDPR. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.
Data privacy laws and regulations are constantly evolving and can be subject to significant change or interpretive application. Varying jurisdictional requirements could increase the costs and complexity of our compliance efforts and violations of applicable data privacy laws can result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance and adversely affect our business.
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
Generally, the branded pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to protect these rights from infringement. However, our business is not dependent upon any single patent, trademark or license.
In the branded pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic or biosimilar versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales, more so for introduction of a generic product as compared to a biosimilar. The rate of this decline also varies by country and by therapeutic category; however, following patent expiration, branded products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection.
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
Market exclusivity is also sometimes influenced by regulatory exclusivity rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the U.S., the European Union and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy or biosimilar. Regulatory exclusivity rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients. Regulatory exclusivity rights are independent of any patent rights and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.
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
Seasonality
Consistent with the U.S. pharmaceutical industry trends, the first quarter of each year, excluding the impact of the COVID-19 pandemic, is typically our lowest revenue quarter in the year. Certain products within our portfolio are specifically affected by seasonality. For example, sales of oseltamivir correlate with flu seasonality and sales of Adrenaclick® (epinephrine injection, USP auto-injector) correlate with allergy seasonality. The seasonal impact of these particular products may affect a quarterly comparison within any fiscal year.
Human Capital
We lead the Company from a people-first mindset, recognizing that it is our people who generate ideas, operate machinery and deliver success. Since our founding in 2002, we have focused on recruiting, empowering, incentivizing and rewarding employees who are passionately engaged in our mission to “make healthy possible”. In 2022, we elevated our steadfast commitment to these areas in the various ways highlighted below.
Workforce Demographics and Commitment to Diversity and Inclusion
As of December 31, 2022, we had approximately 7,600 employees (“Amneal Employees”), excluding approximately 150 employees in our AvKARE segment. Of the Amneal Employees, approximately 2,400 employees were in the U.S. and approximately 5,200 employees were located outside of the U.S., primarily in India and Ireland. As a global employer, we hired approximately 2,000 Amneal Employees in 2022, and global turnover of those employees was approximately 19%. We regularly monitor our turnover rate and continuously evolve our human capital management strategies to meet Amneal’s needs while also considering the dynamic labor market and increased competition for talent over the past year.
Diversity, Equity, Inclusion and Belonging (“DEIB”)
Diversity is essential to our success and is an important element of our human capital management strategy. It starts at the top, with the recent expansion of our Board of Directors diversity via the nomination of an additional, highly qualified, diverse Director in 2022. Further, six out of ten of our executives identified as diverse by race, ethnicity, or gender. More broadly, approximately 72% of our U.S. workforce of Amneal Employees identified as diverse by race or ethnicity and women represented 18% of our global workforce of Amneal Employees. In the U.S., women represented 40% of our workforce and held 31% of leadership roles at the level of Director and above for Amneal Employees. In 2022, we deepened our commitment to equity with the launch of DEIB training to approximately 100 global people leaders and introduced Amneal Women - an Employee Resource Group U.S. pilot program supporting the development of women within the Company.
Programs for Amneal Employees
Workplace Safety and Employee Well-being
To ensure the health and safety of our employees and patients, we maintained a strategic task force of top leaders to guide our ongoing COVID-19 response. In 2022, we continued to prioritize employee health, safety, and well-being through the appropriate updates to our health and safety protocols aligned with the Centers for Disease Control and Prevention and World Health Organization guidelines, employee benefits, and continued with hybrid work arrangements where possible.
The Company’s focus on employee wellness was further amplified in 2022 with the continued expansion of our AmWell Program, powered by Virgin Pulse in the U.S., encompassing free access to four applications offering digital financial wellness, nutrition, fitness, and mental well-being content along with an incentive program to inspire wellness engagement.

Culture
Our “Rise, Lead, Succeed” culture is central to uniting our global team and serves as a dynamic framework for driving, celebrating and rewarding individual and team performance. Every day, we foster an environment that encourages colleagues to bring their best selves to work and be actively engaged, offer new ideas, and deliver real results. Permeating our culture and day-to-day business operations is a steadfast commitment to ethics and compliance, which is guided by our Code of Conduct and Supplier Code of Conduct, both championed by our executive management team and employees across the Company.
Total Rewards
Our Total Rewards program includes industry competitive benefit, compensation and recognition offerings designed to attract and retain the best and brightest talent. At the heart of our Total Rewards commitment is a broad, flexible and competitive benefits program that enables employees to choose the plans and coverage that meet their personal needs.
These robust programs, which vary by country, include basic and supplemental health and insurance benefits, health savings and flexible spending accounts, access to a personal health advocate, paid parental leave for birth, adoption or foster placement, family leave, employee assistance programs, travel assistance, tuition reimbursement assistance and retirement savings plans. In addition to our health, wellness and financial benefits, we offer a remote work policy that enables eligible U.S.-based employees the flexibility of a hybrid work schedule of three days onsite and two days remote.
We strongly believe that encouragement and recognition of employee achievement is pivotal to inspiring an engaged and high-performing culture. In 2022, over 3,500 colleagues were recognized by their peers via Amneal Applause, our company’s online and on-the-spot rewards and recognition program. We also continued our global CEO Awards program, which recognized a select group of employees for rising well above and beyond their regular job duties to advance Amneal’s success. Over 75 nominations were submitted, and 12 winners were selected by the executive leadership team and selection committee.
Our compensation program includes competitive base salaries, annual cash performance-based incentives and each of equity-based long-term incentive awards and cash-based long term incentive awards for eligible employees. Together, these programs play a key role in attracting and retaining key talent as well as rewarding performance and achievement.
Talent Development and Engagement
We groom employees to continuously elevate their careers by offering opportunities to expand skills through robust experiences, organizational mentoring and a continuously evolving learning and development platform. In 2022, we continued the rollout of the Amneal Leadership Lab program by internalizing instruction via our growing Leaders as Teachers network and introducing 80 additional senior and mid-level leaders to content that bolsters social awareness and better prepares them to navigate the modern challenges and opportunities of our time. The Amneal Leadership Lab curricula included sessions on the following topics: growth mindset, psychological safety, building trust, effective decisions, winning collaborations, communicating with presence, direct conversation and feedback and leading and embracing change. We recognize that taking Amneal to the next level can be accelerated by upskilling all employees to think and act as leaders and requires investment in our people. To help cascade Amneal Leadership Lab principles to all colleagues, we offer access to LinkedIn Learning which also hosts Amneal’s growing library of custom-curated learning paths supporting individual and organization-wide leadership growth.
Employee Engagement
In 2022, we launched Amneal Listens, an employee listening strategy powered by a reputable third-party tool focused on strengthening engagement. We released our first employee engagement pulse survey to approximately 3,500 of our global employee base. We also leveraged the survey tool to poll our top 200 leaders to assess the strength of our human capital strategies and identify areas for improvement. Going forward, we will continue to expand our Amneal Listens strategy via an annual employee engagement survey as well as various strategically focused ad hoc surveys throughout the year.
Driving Impact through Corporate Responsibility
Prioritizing corporate responsibility and environmental sustainability is essential to keeping Amneal resilient and able to meet future challenges and opportunities effectively. These commitments have been embedded in Amneal’s mission to make healthy possible by delivering affordable essential medicines since its founding. Twenty years later, we remain focused on elevating responsibility, prioritizing patients, and considering our impacts on the environment, as well as the environment’s impact on our physical assets, in our decision making.

In 2021, we built a formal environmental, social and governance (“ESG”) framework and throughout 2022 that framework was elevated through partnership with leaders and teams across the Company, ranging from Employee Health and Safety and Corporate Compliance to Human Resources. Our ESG function continues to guide our environmental, social and governance-related programs as well as ongoing reporting, including the publishing of our annual Corporate Social Responsibility report. Among other highlights, the report details our philanthropic partnerships and the many ways we encourage employees to actively support the vitality of our communities through company-sponsored social and environmental impact opportunities including advocacy, employee volunteerism, fundraising and product donations. Key company commitments have included product donations to longstanding partners including Americares, Dispensary of Hope, and Kingsway Charities.

In 2022, Amneal became an Americares Emergency Response Partner to help provide the reliable funding base necessary for Americares to respond to disaster events around the globe. To celebrate 20 years of supporting our communities, we also hosted our first global employee give-back day offering hygiene and nutrition kit-building activities for employees in India, Ireland and the U.S. Thanks to our employees’ efforts, we were able to assist nearly 7,000 neighbors in need.
These are just some of our many human capital initiatives. Every year, we aim to review and enhance these and other programs to ensure that we are improving, staying competitive and putting our people at the center of our success.
Further information on our Responsibility program is available at https://www.amneal.com/about/responsibility. The information on our website is not, and will not be deemed, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
For discussion of the risks relating to the attraction and retention of management and executive management employees, refer to Part 1. Item 1A. Risk Factors.
Available Information
Our main corporate website address is www.amneal.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and any amendments to such reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge on our website as soon as reasonably practicable after having been filed with or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of our Audit Committee, Compensation Committee, Nominating and Governance Committee, and Conflicts Committee of the Board of Directors and our Code of Business Conduct, Corporate Governance Guidelines and other corporate governance materials are available on our website. We may use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://investors.amneal.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting https://investors.amneal.com/investor-resources/email-alerts/default.aspx. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC.
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

As a result of these and other difficulties, our products in development may or may not receive necessary regulatory approvals on a timely basis or at all, which may result in unsuccessful development or commercialization of new products. Separately, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing, marketing or licensing products will be recouped, even if we are successful in commercializing those products.

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

Many of our competitors have longer operating histories and greater financial, R&D, marketing and other resources than we do. Consequently, some of our competitors may be able to develop products and/or processes competitive with, or superior to, our products and/or processes. Furthermore, we may not be able to (i) differentiate our products from those of our competitors, (ii) successfully develop or introduce new products, on a timely basis or at all, that are less costly than those of our competitors, or (iii) offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technology advances and consolidation continues. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

We believe our principal competitors in the U.S. generic/biosimilar pharmaceutical products market, where we primarily compete, are Teva Pharmaceutical Industries Ltd., Viatris Inc., Endo International plc, Sandoz International GmbH, Pfizer Inc., Fresenius Kabi KGaA, Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Hikma Pharmaceuticals PLC, Dr. Reddy's Laboratories Ltd., Coherus Biosciences, Inc., Amphastar Pharmaceuticals, Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical products market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, and Alkermes PLC. Our competitors in the AvKARE segment are other wholesalers, including Cardinal Health, Inc., AmerisourceBergen Corporation, and Golden State Medical Supply.

The products produced by these companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs, especially lower-cost foreign jurisdictions. Any of these factors could result in reductions in our sales prices and gross margin. This price competition has led to an increase in demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of our generic drug products, as well as to pursue product opportunities with the potential for limited competition, such as high-barrier-to-entry FTF or FTM products. We cannot provide assurance, however, that this strategy will enable us to compete successfully in the generic drug product industry or that we will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. Authorized generic drug products are generic drug products that are introduced by brand companies, either directly or through third parties, under the brand’s NDA approval. Authorized generics do not face any regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the FTF ANDA applicant. The sale of authorized generics adversely impacts the market share of a generic drug product that has been granted 180 days of marketing exclusivity. This is a significant source of competition for us, because an authorized generic drug product can materially decrease the profits that we could receive as an otherwise exclusive marketer of a generic drug product. Such actions have the effect of reducing the potential market share and profitability of our generic drug products and may inhibit us from developing and introducing generic pharmaceutical drug products corresponding to certain branded drugs.

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

With respect to our generic products, ANDAs containing Paragraph IV certifications generally become the subject of patent litigation that can be both lengthy and costly. There is no certainty that we will prevail in any such litigation, that we will be the first to file and thus granted the 180-day marketing exclusivity period, or, if we are granted the 180-day marketing exclusivity period, that we will not forfeit such period. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other first filers. In addition, branded drug product companies often authorize a generic version of the corresponding branded drug product to be sold during any period of marketing exclusivity that is awarded, which reduces gross margins during the marketing exclusivity period. Branded drug product companies may also reduce the price of their branded drug product to compete directly with generic drug products entering the market, which would similarly have the effect of reducing gross margins. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant forfeits the 180-day marketing exclusivity.

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

With respect to our branded products, generic equivalents for branded pharmaceutical products are typically sold at lower prices than the branded products. The regulatory approval process in the U.S. and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and relies instead on the safety and efficacy of prior products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states allows, or in some instances mandates, a pharmacist to dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch-

Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expired or because our patent protection is not sufficiently broad or enforceable.

If we are unable to execute acquisitions or other strategic transactions, or manage our growth therefrom, it could have a material adverse effect on our business.

We may seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption, adversely affect liquidity and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we conduct business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. Acquisitions may also have hidden costs, including unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Finally, acquisitions can also involve litigation and/or post-transaction disputes, including with the counterparty regarding purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, among other matters.

As our competitors introduce their own generic equivalents of our generic drug products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. During the year ended December 31, 2022, we experienced significant competition with many of our generic products, and as a result, our revenue and gross margin from such products declined significantly. We cannot provide assurance that we will be able to continue to develop such products or that the number of our competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

The illegal distribution and sale by third parties of counterfeit versions of our products or of stolen products could have a negative impact on our reputation and a material adverse effect on our business, results of operations and financial condition.

Third parties could illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective and can be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

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

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the DOJ issued subpoenas to pharmaceutical companies, including to the Company, seeking information about the sales, marketing and pricing of certain generic drugs. See Note 21. Commitments and Contingencies for additional information on the DOJ investigation. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2022, our significant product families accounted for 24% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

As a pharmaceutical company, we are subject to substantial regulation by various governmental authorities. For instance, we must comply with requirements of the FDA, DEA and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. We must register our facilities, whether located in the U.S. or elsewhere, with the FDA as well as regulators outside the U.S., and our products must be made in a manner consistent with cGMP, or similar standards in each territory in which we manufacture. The failure of one of our facilities, or a facility of one of our third-party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility.

In addition, the FDA, DEA and other agencies periodically inspect our manufacturing facilities. Following an inspection, agencies have in the past issued, and may in the future issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We remain committed to continuing to improve our quality control and manufacturing practices; however, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. Failure to comply strictly with these regulations and requirements, or our failure to remedy any deficiencies, may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. Because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations and/or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

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
Our four largest customers, AmerisourceBergen Corporation, McKesson Drug Co., Cardinal Health, Inc. and CVS Health Corporation, accounted for approximately 71%, 75% and 74% of total net sales of products for the years ended December 31, 2022, 2021 and 2020, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition. In total, we currently have over 1,200 customers (including over 1,000 customers specific to our AvKARE segment), some of which are part of large purchasing groups.

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

We purchase the bulk of the raw materials essential to our manufacturing business from third parties. If we experience supply interruptions or delays, or if a supplier discontinues the sale of certain products, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. For example, we may need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Any significant supply interruption could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations. To date, although we have experienced occasional interruptions in supplies, we have experienced no significant difficulties in obtaining raw materials. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. The amount of time required for the FDA to qualify a new supplier and confirm that our manufacturing processes meet the necessary standards could cause delays in the manufacturing and marketing of one or more of our products and could, depending on the particular product, have a material adverse effect on our results of operations and financial condition.

The time necessary to develop generic drugs may adversely affect whether, and the extent to which, we receive a return on our capital.

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

Developing and commercializing branded pharmaceutical products is generally more costly than developing and commercializing generic products. In order to grow and achieve success in our branded product business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical R&D, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Products that do reach the market may ultimately be subject to recalls or other suspensions in sales. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Because there is a high rate of failure inherent in the R&D process of new products, there is a significant risk that funds invested in R&D will not generate financial returns. We cannot be certain when or whether any of our products currently under development will be approved or launched or whether, once launched, such products will be commercially successful. We may be required to spend several years and incur substantial expense in completing certain clinical trials. The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market. We rely on independent third-party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations. If regulatory authorities determine that we have not complied with regulations in the development of a product candidate, they may refuse to accept trial data from the site and/or not approve the product candidate, and we would not be able to market and sell that product. If we are not able to market and sell our products after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our information technology systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our information technology infrastructure; as a result we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, such as phishing or ransomware attacks, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including as a result of extreme weather events, such as fires, floods, hurricanes, or tornadoes. For example, from mid-December 2021 to late January 2022, our operations were affected by the shutdown of the UKG, Inc.’s Kronos cloud-based employee work time keeping system, which certain of our operations and corporate functions use to record employee hours worked and manage paid time off. Our human resources and operations management teams quickly implemented alternate procedures until the Kronos system was restored. We do not believe that we have incurred a material loss due to the outage. UKG, Inc. reported their forensic investigation found no evidence that Amneal employee data was compromised.

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

Our future success depends, to a substantial degree, upon the continued service of the members of our management team. The loss of the services of members of our management team, or their inability to perform services on our behalf, could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations. Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff. We compete with brand and generic pharmaceutical manufacturers for qualified personnel, and our competitors may offer more favorable employment opportunities than we do. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market our products effectively, to meet the demands of our strategic partners in a timely fashion, and to support our R&D programs. In particular, our sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel. Any failure in this regard could limit the rates at which we generate sales and develop or acquire new products.

Catastrophic events, including severe weather events and global pandemics such as the COVID-19 pandemic, may negatively affect our business and results of operations.

We rely on our network infrastructure and enterprise applications, internal technology systems and websites to run our business as well as our or our third-party partners’ physical facilities, such as our R&D or manufacturing premises. In addition, we rely on third-party hosted services. A disruption, infiltration or failure of these systems, facilities or third-party hosted services in the event of a hurricane, tsunami, tornado, earthquake, wildfire or flooding or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from conducting our day-to-day activities and could disrupt the operation of our supply chain. For example, on September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. Additionally, certain of our products utilize a contract manufacturing company in Taiwan, and an escalation of tensions between China and Taiwan could impair or prevent altogether our ability to source these products. A catastrophic event that results in the destruction or disruption of any of our or our third-party partners’ business centers, manufacturing facilities, data centers, R&D or manufacturing facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic. Additionally, the impacts of the changing weather on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Our business interruption plans may be insufficient to mitigate these, and any other, catastrophic events.

The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on how we and our customers are operating our businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Concern over severe weather may also result in new or additional legal or regulatory requirements designed to mitigate the effects of severe weather on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, results of operations or financial condition.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial health.

We have a substantial amount of indebtedness. In order to finance the acquisition of Impax Laboratories, Inc. (“Impax”), during the year ended December 31, 2018, we borrowed an aggregate principal amount of $2.7 billion under a senior secured term loan (the “Term Loan”) due May 2025 and entered into a senior secured asset based revolving credit facility (“Revolving Credit Facility”). On June 2, 2022, we entered into a revolving credit agreement that amended the Revolving Credit Facility and reduced the principal amount of loans and letters of credit to $350.0 million (the “New Revolving Credit Facility”). The Company may request an incremental increase in New Revolving Credit Facility commitments by up to $150.0 million. The new credit facility matures on June 2, 2027 (the “New Credit Facility”) and had $60.0 million outstanding as of December 31, 2022. The net proceeds from the Term Loan were used to finance in part the acquisition of Impax, to pay off certain existing indebtedness of Amneal and Impax and to pay fees and expenses related to the foregoing. For additional details of our debt, refer to Note 16. Debt.

Our substantial level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;
•expose us to unhedged interest rate fluctuations (such as recent increases in interest rates during 2022, which are expected to continue into 2023 and potentially beyond) because the interest on certain debt under the credit facilities is imposed at variable rates;

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

In addition, our borrowings under our Term Loan bear a variable interest rate based on the London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest, while borrowings under our Revolving Credit Facility bear a variable interest rate based on the Standard Overnight Financing Rate (“SOFR”). The phase-out of LIBOR is underway and will conclude by July 1, 2023 when LIBOR rates and quotations are scheduled to be discontinued. In response to the phasing out of LIBOR, on March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), pursuant to which certain contracts that rely on LIBOR and do not contain procedures for determining an alternative base rate in the event that LIBOR is discontinued will transition from LIBOR to SOFR, effective July 1, 2023. While the LIBOR Act effectively established SOFR as the default replacement rate for LIBOR, there can be no assurances that SOFR will become a widely accepted benchmark, or that SOFR or other alternative base rates will be more or less favorable than LIBOR. The discontinuance of LIBOR and the adoption of SOFR and/or other alternative based rates could create volatility and instability in the financial markets and within banking and financial institutions. Regardless, we will continue to monitor to take steps to assess LIBOR exposure and mitigate potential impacts of the transition. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our borrowings under the Term Loan or could have a material adverse effect on our ability to refinance our Term Loan on favorable terms.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2022, we had approximately $2.7 billion of total indebtedness. We expect to make $27.0 million in principal payments and make interest payments totaling $209.5 million, excluding the impact of our interest rate swap, during 2023 related to our Term Loan. Related to the term loan we entered into in connection with the Rondo Acquisition (the “Rondo Term Loan”), we expect to make $9.0 million in principal payments and make interest payments totaling $4.1 million during 2023. Refer to Note 16. Debt and “Commitments and Contractual Obligations” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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
•the lenders under our credit agreements could terminate their commitments to lend us capital; and
•we could be forced into bankruptcy or liquidation.

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

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic and/or biosimilar pharmaceutical products, as well as patent infringement litigation in which other generic/biosimilar companies challenge the validity or enforceability of our patents and/or their applicability to their generic/biosimilar pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic and/or biosimilar pharmaceutical companies related to the manufacture, marketing and sale of generic/biosimilar versions of branded drugs for their review. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” patent settlement agreements between brand and generic/biosimilar companies could violate the antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason” test to determine whether they violate the federal antitrust laws. This holding has resulted in heightened scrutiny of such settlement agreements by the FTC and state and local authorities, and has increased the risk of liability in pending antitrust litigation brought by private plaintiffs. The FTC has brought actions against parties to such settlement agreements, including us, and we have become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, have also become more active in bringing private litigation claims against us and other brand and generic/biosimilar pharmaceutical companies alleging that such settlement agreements violate the antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, state and local authorities, or private plaintiffs, may commence an action against us alleging violations of the antitrust laws. We have been and are currently involved in private antitrust actions involving certain settlement agreements as described in Note 21. Commitments and Contingencies - Other Litigation Related to the Company's Business.

Antitrust investigations and claims are generally expensive and time consuming, and we can give no assurance as to the timing or outcome of such investigations or claims or of any future private litigation or government action alleging that one of our settlement agreements violates antitrust laws. The impact of federal regulation of arrangements between manufacturers of brand and generic/biosimilar products, further legislation and the potential for private-party lawsuits associated with such arrangements could adversely affect our business.

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

Companies that produce branded pharmaceutical products routinely bring litigation against ANDA filers or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products alleging patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Similarly, companies that produce biologics may bring litigation against abbreviated Biologics License Application (“aBLA”) filers that seek regulatory approval to manufacture and market biosimilars. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic and/or biosimilar products. If valid and enforceable patents are infringed by our products, we would need to delay selling the infringing generic product unless we could obtain a license from the patent holder, and, if we were already selling the infringing product, cease selling and potentially destroy existing product stock.

There may be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or are not infringed by our marketing and sale of such products. This is referred to in the pharmaceutical industry as an "at-risk" launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages measured by the profits lost by the patent holder or treble damages, which can be significantly higher than the profits we make from selling the generic or biosimilar version of the product. We may also be harmed by the loss of any value of such inventory that we are unable to market or sell.

We expend a significant amount of resources on research and development, including milestones on in-licensed products, which may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We expend significant resources on R&D primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various R&D events and regulatory approvals. As we continue to develop and in-license new products, we will likely incur increased research and licensing expenses. Because of the inherent risk associated with R&D efforts in the industry, particularly with respect to new drugs, our R&D expenditures may not result in the successful introduction of FDA-approved pharmaceutical products. Additionally, after we or our development partners submit an ANDA or aBLA, the FDA may request that additional studies be conducted. As a result, we may be unable to reasonably determine the total R&D costs required to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not ultimately able to successfully introduce new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected.

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

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. The U.S. Department of Health and Human Services has declared the wide spread addiction to and abuse of such products a public health emergency, and in recent months, the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the DEA has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. We derive substantial revenues from the sale of certain controlled drug substances that are subject to specific aggregate production quotas established and administered by the DEA in accordance with governing laws and regulations. Our inability to secure our quota allocation, the DEA’s decision to allocate quota in an amount less than the amount we requested, or a delay by the government in the issuance of the quota for these substances can result in a substantial impact to our revenues.

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

The domestic and foreign laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, as a means of inducing, or in exchange for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) U.S. federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and our implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information and place restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to "payments or other transfers of value" made to physicians, physician assistants, advanced practice nurses and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members, and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TRICARE program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health and other sensitive information in certain circumstances, such as the requirements under the European Union’s General Data Protection Regulation and certain U.S. state privacy laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of certain of these laws, including the fraud and abuse laws may result in severe penalties against us and/or our responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Additionally, these risks may be compounded by our rapid international expansion. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that we could incur judgments or enter into settlements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

As part of commercializing our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from governmental authorities and private health insurers and other organizations, such as health maintenance organizations ("HMOs") and managed care organizations ("MCOs"). The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as "healthcare reform." A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. For example, the legislation includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) apply a 75% discount to Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the CMS within the Department of Health and Human Services.

The CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the Medicare Part D benefit, and the OIG has issued regulations and other guidance in connection with the Medicare Part D program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no guarantee that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of those products, which could significantly harm our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. The IRA may also impact prices of certain of our pharmaceuticals and the return on investment of biosimilars. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could materially adversely affect our anticipated revenues and results of operations. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on our business. Future rulemaking and reform, including repeal of existing law, with respect to the healthcare and pharmaceutical industries, could increase rebates, reduce prices or the rate of price increases for healthcare products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rule making, reform or repeal of healthcare laws.

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

In January 2020, we completed the acquisition of AvKARE, Inc. and Dixon Shane, LLC d/b/a R&S Northeast LLC. For further details, refer to Note 3. Acquisitions. AvKARE generates a substantial amount of its net revenue from government contracts. Contracts with federal, state, and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance, and are subject to regular audits and investigations. Any failure by us to comply with the government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from future government business. Such failures could also cause reputational damage to our business. In addition, some of AvKARE’s contracts provide for termination by the government, without cause. If one or more of our government contracts is suspended or terminated or if we are suspended, debarred or otherwise restricted from future government work, our business, results of operations and financial condition could suffer.

Economic, Political and Financial Risks

Our current operations in, and potential expansion into additional, international markets subjects us to increased regulatory oversight both in those international markets and domestically as well as regulatory, economic, social and political uncertainties, which could cause a material adverse effect on our business, financial position and results of operations.

We are subject to certain risks associated with having substantial assets and operations located in foreign jurisdictions, including our operations in India and Ireland, as well as related to our licensed activities expected to be rolled out across parts of Europe, Australia and New Zealand. Over the past several years, we have significantly expanded our Indian operations, and we may in the future expand our international business and operations in these jurisdictions or into jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals, marketing or selling products.

Our international operations may be adversely affected by general economic conditions (including inflation, expropriation and other government actions), economic and fiscal policy (including changes in exchange rates and controls, interest rates and taxation policies), changes in intellectual property protections and remedies, trade regulations, tax laws, and increased government regulation (including those affecting approval, production, pricing, and marketing of, reimbursement for and access to our products). With respect to India, our operations could also be adversely affected by any reversal of India’s recent economic liberalization and deregulation policies, as well as social instability and other political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, armed hostilities or unstable government and legal systems could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act or similar anti-bribery laws, and could subject us to liability under such laws despite our efforts to comply. Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable. Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments) or other means of cost control. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating any applicable laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our expanding international operations or how foreign governments will interpret existing or new laws.

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that may not turn out to be commercially advantageous, or may require additional debt or equity financing, which could increase our leverage and dilute equity holders.

While we regularly review the potential acquisition of technologies, products, product rights and complementary businesses and are currently evaluating, and intend to continue to evaluate, potential product and/or company acquisitions and other business development opportunities, we may not be able to identify suitable acquisition or investment candidates. In addition, to the extent that we do identify candidates that we believe to be suitable, we cannot provide any assurance that we will be able to reach an agreement with the selling party or parties or consummate the transaction on terms that are commercially advantageous to us or at all. If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, which may increase our leverage, or by issuing additional equity interests, which could dilute the holdings of our then-existing shareholders. If, due to capital constraints, we require financing, we cannot provide any assurance that we will be able to obtain such financing when needed on acceptable terms or at all.

Global economic conditions could harm us.

Global efforts to contain health care costs continue to exert pressure on product pricing and market access to pharmaceutical products. In many international markets, government-mandated pricing actions have reduced prices of patented drugs, and it is possible that the U.S. may adopt similar measures to reduce drug prices to consumers. Some countries may be subject to periods of financial instability, may have reduced resources to spend on healthcare or may be subject to economic sanctions, and our business in these countries may be disproportionately affected by these changes. Continued concerns about the systemic impact of potential geopolitical issues and economic policy uncertainty, particularly in areas in which we operate, could potentially cause economic and market instability in the future and could adversely affect our business, including our financial performance.

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

As a U.S. company with subsidiaries in, among other countries, India, Switzerland, Ireland and the U.K., we are subject to, or potentially subject to, income and other taxes in these jurisdictions as well as the United States. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross-border arrangements among foreign subsidiaries in relation to various aspects of our business, including R&D activities and manufacturing. Tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions. Any such challenges may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and may have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.

In certain circumstances, we issue price adjustments and other sales allowances to our customers. Although we may establish reserves based on our estimates of these amounts, if estimates are incorrect and the reserves are inadequate, it may result in adjustments to these reserves that may have a material adverse effect on our financial position and results of operations.

As described above, the first company to file an ANDA containing a Paragraph IV certification that successfully challenges the patent(s) on a branded product may be granted 180 days of generic market exclusivity by the FDA for such generic product. At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%). When we experience price declines following a period of generic marketing exclusivity, or at any time when a competitor enters the market or offers a lower price with respect to a product we are selling, we may, at our discretion, decide to lower the price of our product to retain market share and provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by such customers. We accrue for these adjustments when the expected value of an adjustment is greater than zero, based on contractual pricing, actual net sales, accrual rates based on historical average rates, and estimates of the level of inventory of its products in the distribution channel that remain subject to these adjustments. There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in a customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.

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

Risks Related to Our Tax Receivable Agreement

We are required under a tax receivable agreement to make cash payments in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to a tax receivable agreement (“TRA”) with each of the members of the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (“Members” or the “Amneal Group”), dated May 4, 2018. Under the TRA, we will be required to make cash payments to the Members and their permitted transferees equal to 85% of certain tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of redemptions or exchanges of Amneal common units and the corresponding number of shares of Class B Common Stock for Class A Common Stock by the Members and their permitted transferees as set forth in the agreement. The amount of the cash payments that we will be required to make under the TRA could be significant. Any payments made by us to the Members and their permitted transferees under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.

As discussed in Note 7, Income Taxes we have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets (“DTAs”) subject to the TRA and, therefore, reversed the substantially all of the liability under the TRA related to the tax savings we may realize from common units sold or exchanged through December 31, 2019. We reversed the accrued TRA liability of $192.8 million, which resulted in a gain recorded in other (expense) income, net for the year ended December 31, 2019. For the year ended December 31, 2022, we recorded an expense associated with the TRA in other income, net of $0.6 million of which all of that amount is a liability as of December 31, 2022. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we could incur obligations incremental to and substantially larger than the approximately $202.7 million contingent TRA liability as of December 31, 2022. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted as results of these matters.

The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Further sales or exchanges occurring subsequent to December 31, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units.

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

As of December 31, 2022, the Amneal Group controlled the majority of the voting power of all of our outstanding shares of common stock. Accordingly, the Amneal Group has substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. This concentrated control could discourage a potential investor from seeking to acquire Class A Common Stock and, as a result, might harm the market price of that Class A Common Stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and the Company’s Second Amended and Restated Stockholders Agreement, dated December 16, 2017 (as amended to date, the “Stockholders Agreement”), the Amneal Group has the ability to designate and elect a majority of our board of directors. As of December 31, 2022, six out of eleven members of our board of directors, have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse to such interests.

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

The Amneal Group could also transfer control of us to a third-party by transferring its shares. In addition, the Company believes members of the Amneal Group have pledged Amneal Common Units and the corresponding shares of Class B Common Stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. In connection with these arrangements, we have entered into agreements with certain Amneal Group members and the lending institutions to whom their securities may be pledged. The voluntary or forced sale of some or all of these units or shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business. Similarly, a voluntary or forced sale could cause us to lose our “controlled company” status under the New York Stock Exchange listing requirements, which would require us to comply over a transition period with certain corporate governance requirements from which we are currently exempt, including having a fully independent compensation committee. If all of the Amneal Common Units and corresponding shares of Class B stock were pledged to secure borrowings, a complete foreclosure could result in a change of control.

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

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding voting stock of the Company from merging or combining with us unless certain conditions are met. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of management.

We do not anticipate that we will pay any cash dividends in the foreseeable future.

We expect that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our Class A Common Stock will be the sole source of gain for our stockholders for the foreseeable future. The payment of future cash dividends, if any, will be at the discretion of our Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

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
Our significant properties are as follows:

Property Address	Legal Status	Purpose
Bridgewater, New Jersey	Leased	Executive Office
Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
Glasgow, Kentucky	Leased	Warehouse
Yaphank, New York	Leased	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Piscataway, New Jersey	Leased	Warehouse
Piscataway, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	R&D, manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Warehouse
East Hanover, New Jersey	Leased	Packaging
Bridgewater, New Jersey	Leased	R&D
Yaphank, New York	Leased	Manufacturing, R&D, Quality and Regulatory
Pulaski, Tennessee	Leased	Warehouse and office space
Philadelphia, Pennsylvania	Leased	Warehouse and office space
Fountain Run, Kentucky	Leased	Warehouse and office space
Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
Ahmedabad, Gujarat, India	Owned	Oral Solids Manufacturing and R&D
Matoda, Gujarat, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Ahmedabad, Gujarat, India	Leased	R&D (Injectables), Corporate Office
Ahmedabad, Gujarat, India	Leased	Corporate Office
Ahmedabad, Gujarat, India	Leased	Warehouse
Mahabubnagar, Telangana, India	Leased	Oncology R&D and Manufacturing
Visakhapatam, Apandhra Pradesh, India	Owned	API Manufacturing and R&D
Bharuch, Gujarat, India	Leased	API Manufacturing
Ahmedabad, Gujarat, India	Leased	R&D
Mehsana, Gujarat, India	Owned	Injectables Manufacturing
Ahmedabad, Gujarat, India	Leased	Office space
Ahmedabad, Gujarat, India	Owned	Biologics manufacturing
Ahmedabad, Gujarat, India	Owned	Injectables Manufacturing and R&D
Mumbai, Maharashtra, India	Leased	Office Space
Ahmedabad, Gujarat, India	Leased	Warehouse
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 21. Commitments and Contingencies and is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The principal market for our Class A Common Stock is the New York Stock Exchange ("NYSE"). Our Class A Common Stock has been traded on the NYSE under the symbol “AMRX” since it began trading on May 7, 2018. According to the records of our transfer agent, we had 147 holders of record of our Class A Common Stock as of February 14, 2022. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of February 14, 2022, there were 32 record holders of our Class B Common Stock. All of our issued and outstanding Class B Common Stock is held by the Amneal Group.  Our Class B Common Stock is not listed or traded on any stock exchange.
Performance Graph
Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Dow Jones U.S. Pharmaceuticals Index for the period from May 7, 2018, the day our Class A Common Stock began trading on the NYSE, to December 31, 2022, assuming the investment of $100 on May 7, 2018, and the reinvestment of dividends. The Class A Common Stock price performance shown on the graph only reflects the change in our Class A Common Stock price relative to the noted indices and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE RETURN SINCE THE COMBINATION AMONG AMNEAL PHARMACEUTICALS, INC., RUSSELL 2000 INDEX, NEW YORK STOCK EXCHANGE COMPOSITE TOTAL RETURNS AND DOW JONES US SELECT PHARMACEUTICALS INDEX

Amneal Pharmaceuticals, Inc.
Russell 2000 Index
NYSE Composite Total Returns
DJ US Select Pharmaceuticals Index
DOLLARS
180
160
140
120
100
80
60
40
20
0
5/7/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022

Dividends
We have never paid cash dividends on any class of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business or to reduce our debt.
Issuer Purchases of Equity Securities
We did not purchase any shares of our Class A Common Stock during the three months ended December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets and distributes a diverse portfolio of essential medicines, including complex generics, injectables, biosimilars and specialty branded pharmaceuticals. We operate principally in the United States, India, and Ireland, and sell to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. We are a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”).

The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held 50.1% of Amneal Common Units and the Company held the remaining 49.9% as of December 31, 2022. Although the Company has a minority economic interest in Amneal, it is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
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
For a discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Results of Operations” and “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K, which discussion is incorporated herein by reference.
Overview
Segments
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes over 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics, films, transdermal patches and topicals. We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the United States (“U.S.”), generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and / or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of the Company’s control.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing CNS disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to Rytary®, our promoted Specialty portfolio also includes Unithroid® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and Lyvispah® (baclofen), a unique dissolvable granule formulation used to treat muscle stiffness, spasms and pain from multiple sclerosis.
Our Specialty products are marketed through skilled specialty sales and marketing teams, who call on neurologists, movement disorder specialists, endocrinologists and primary care physicians in key markets throughout the U.S. Our Specialty segment also has a number of product candidates that are in varying stages of development.

For Specialty products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales.
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies.  AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, which service the Department of Defense and Department of Veteran Affairs as well as institutional customers. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter products and medical supplies to institutional customers which are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to Item 1. Business and Item 1A. Risk Factors in this Form 10-K.
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business experienced an increase in costs due to inflation of approximately $30.0 million for the year ended December 31, 2022. We expect an inflationary impact of approximately $15.0 million for the year ending December 31, 2023. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
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

The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on how we and our customers are operating our respective businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that the pandemic harms our business and results of operations, many of the risks described in Item 1A. Risk Factors in this Form 10-K may be heightened

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Net revenue	$2,212,304	$2,093,669	$118,635	5.7%
Cost of goods sold	1,416,485	1,302,004	114,481	8.8%
Cost of goods sold impairment charges	11,111	22,692	(11,581)	(51.0)%
Gross profit	784,708	768,973	15,735	2.0%
Selling, general and administrative	399,700	365,504	34,196	9.4%
Research and development	195,688	201,847	(6,159)	(3.1)%
In-process research and development impairment charges	12,970	710	12,260	nm
Intellectual property legal development expenses	4,358	7,716	(3,358)	(43.5)%
Acquisition, transaction-related and integration expenses	709	8,055	(7,346)	(91.2)%
Restructuring and other charges	1,421	1,857	(436)	(23.5)%
Change in fair value of contingent consideration	731	200	531	nm
(Insurance recoveries) charges for property losses and associated expenses, net	(1,911)	5,368	(7,279)	(135.6)%
Charges related to legal matters, net	269,930	25,000	244,930	nm
Other operating income	(3,960)	—	(3,960)	nm
Operating (loss) income	(94,928)	152,716	(247,644)	(162.2)%
Total other expense, net	(153,199)	(121,350)	(31,849)	26.2%
(Loss) income before income taxes	(248,127)	31,366	(279,493)	nm
Provision for income taxes	6,662	11,196	(4,534)	(40.5)%
Net (loss) income	$(254,789)	$20,170	$(274,959)	nm
nm - not meaningful
Net Revenue
Net revenue for the year ended December 31, 2022 increased by 5.7%, or $118.6 million, compared to the prior year, and was attributable to growth in net revenue in both the Generics and AvKARE segments, partially offset by a slight decrease in net revenue in the Specialty segment as follows:
•Generics net revenue for the year ended December 31, 2022 increased by 4.8%, or $65.7 million, as compared to the prior year, primarily due to new products launched in 2022 and 2021 that contributed net revenue growth of $42.4 million, the favorable year-over-year impact of lower returns relating to Oseltamivir (generic Tamiflu®), volume growth, and $8.0 million in license revenue from an agreement with Orion Corporation (“Orion”), partially offset by continued price erosion. Refer to Note 5. Alliance and Collaboration for additional information on the agreement with Orion.
•AvKARE net revenue for the year ended December 31, 2022 increased 16.4%, or $57.1 million, compared to the prior year, driven by growth in our distribution channel.
•Specialty net revenue for the year ended December 31, 2022 decreased 1.1%, or $4.2 million, compared to the prior year, driven by the loss of exclusivity of Zomig® nasal spray and a decline in our other non-promoted products. Net revenue from our promoted products, including Unithroid® and Rytary®, increased 33% and 8%, respectively, as prescription growth remained strong for both products.
Cost of Goods Sold and Gross Profit

Cost of goods sold, including impairment charges, increased 7.8%, or $102.9 million, for the year ended December 31, 2022 as compared to the prior year, and was attributable to increased Generics and AvKARE volume, inflation and a year-over-year reduction in operating efficiency, partially offset by the loss of exclusivity on Zomig® nasal spray and a reduction in marketed product intangible asset impairment charges. Year-over-year, inflation increased cost of goods sold by approximately $17.0 million, primarily related to freight charges.

Gross profit for the year ended December 31, 2022 was $784.7 million (35.5% of net revenue) as compared to gross profit of $769.0 million (36.7% of net revenue) for the prior year. Our gross profit as a percentage of net revenue decreased as compared to the prior year primarily as a result of the factors noted above.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 increased 9.4%, or $34.2 million, compared to the prior period. The increase was primarily due to an increase in employee compensation, costs associated with our biosimilar launches, including a $5.0 million expense associated with a biosimilar regulatory approval, the launches of our new specialty products and increased logistics costs.
Research and Development
R&D expenses for the year ended December 31, 2022 decreased 3.1%, or $6.2 million, compared to the prior year . The decrease was primarily attributable to a decrease in in-licensing and upfront milestone payments of $15.3 million and reduced project spend primarily related to IPX203, partially offset by inflation, costs related to complex generics of $17.9 million associated with acquired businesses in 2021.
In-Process Research and Development Impairment Charges
IPR&D impairment charges of $13.0 million for the year ended December 31, 2022 were related to one Generics asset which experienced a delay in its expected launch date and one Generics asset which experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows. IPR&D impairment charges of $0.7 million in the prior year were related to one Generics asset which experienced a delay in its expected launch date, resulting in significantly lower than expected future cash flows.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses for the year ended December 31, 2022 were $4.4 million as compared to $7.7 million in the prior year. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. The $3.3 million decrease from the prior year was due to the timing of specific cases. Expenses may vary based upon the number of individual cases and corresponding litigation outstanding in a particular period.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses, primarily consisting of legal, investment banking and consulting fees, were $0.7 million for the year ended December 31, 2022, as compared to $8.1 million in the prior year.
Acquisition, transaction-related and integration expenses for the year ended December 31, 2022 were primarily related to the Saol Acquisition. For the year ended December 31, 2021, acquisition, transaction-related and integration expenses primarily related to the acquisitions and integration of Puniska and KSP, and the integration of the businesses that comprise our AvKARE segment. Refer to Note 3. Acquisitions for additional information.
(Insurance Recoveries) Charges for Property Losses and Associated Expenses, Net

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. We concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, we incurred significant costs to repair both facilities. Accordingly, we recorded $10.4 million of charges for property losses and associated expenses in our Generics segment for the year ended December 31, 2021. For the years ended December 31, 2022 and December 31, 2021, we recorded insurance recoveries of $1.9 million and $5.0 million, respectively, as a reduction of property losses and associated expenses in our Generics segment. Refer to Note 27. (Insurance Recoveries) Charges for Property Losses and Associated Expenses, Net for additional information.

Charges Related to Legal Matters, Net
For the year ended December 31, 2022, we recorded charges of $269.9 million, primarily for corporate Opana® ER antitrust litigation of $262.8 million and Generics segment civil prescription opioid litigation of $18.0 million, partially offset by corporate insurance recoveries associated with securities class actions of $15.5 million. For the year ended December 31, 2021, we recorded a net charge of $25.0 million for corporate securities class actions. For further details, refer to Note 21. Commitments and Contingencies.
Other Operating Income
Other operating income for the year ended December 31, 2022 of $4.0 million was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector in our Generics segment. Refer to Note 6. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net was $153.2 million for the year ended December 31, 2022, as compared to $121.4 million in the prior year. Overall, the increase of $31.8 million from the prior year was primarily due to a $22.1 million increase in interest expense as a result of higher rates on our variable rate debt and a $12.0 million increase in net foreign exchange losses related to the Indian rupee and the Euro.
Provision For Income Taxes
The provision for income taxes was $6.7 million and $11.2 million for the years ended December 31, 2022 and 2021, respectively. The effective tax rates for the years ended December 31, 2022 and 2021 were (2.7%) and 35.7%, respectively. The year-over-year change in the provision for income taxes was primarily related to the timing and mix of income, and to the release of reserves for uncertain tax positions under FIN 48 (codified at ASC 740-10, Income Taxes).
Generics
The following table sets forth the results of operations for our Generics segment (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Net revenue	$1,432,073	$1,366,338	$65,735	4.8%
Cost of goods sold	890,245	825,568	64,677	7.8%
Cost of goods sold impairment charges	5,786	22,692	(16,906)	(74.5)%
Gross profit	536,042	518,078	17,964	3.5%
Selling, general and administrative	109,781	64,500	45,281	70.2%
Research and development	167,509	158,365	9,144	5.8%
In-process research and development impairment charges	12,970	710	12,260	nm
Intellectual property legal development expenses	4,251	7,562	(3,311)	(43.8)%
Acquisition, transaction-related and integration expenses	25	—	25	nm
Restructuring and other charges	821	80	741	nm
(Insurance recoveries) charges for property losses and associated expenses, net	(1,911)	5,368	(7,279)	(135.6)%
Charges related to legal matters, net	22,400	—	22,400	nm
Other operating income	(3,960)	—	(3,960)	nm
Operating income	$224,156	$281,493	$(57,337)	(20.4)%
nm - not meaningful
Net Revenue
Generics net revenue for the year ended December 31, 2022 increased by 4.8%, or $65.7 million, as compared to the prior year, primarily due to new products launched in 2022 and 2021 that contributed net revenue growth of $42.4 million, the favorable year-over-year impact of lower returns relating to Oseltamivir (generic Tamiflu®), volume growth, and $8.0 million in license revenue from the agreement with Orion, partially offset by continued price erosion. Refer to Note 5. Alliance and Collaboration for additional information on the agreement with Orion.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold, including impairment charges increased 5.6%, or $47.8 million, for the year ended December 31, 2022 as compared to the prior year. The increase was primarily attributable to increased volume, inflation, and a year-over-year reduction in operating efficiency, partially offset by a reduction in marketed product intangible asset impairment charges. Year-over-year, inflation increased cost of goods sold by approximately $17.0 million, primarily related to freight costs.
Generics gross profit for the year ended December 31, 2022 was $536.0 million (37.4% of net revenue) as compared to gross profit of $518.1 million (37.9% of net revenue) for the prior year as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A for the year ended December 31, 2022 increased by 70.2% or $45.3 million, compared to the prior year. The increase was primarily attributable to an increase in employee compensation, costs associated with our biosimilar launches, including the Saol Acquisition and a $5.0 million expense associated with a biosimilar regulatory approval, and increased freight due to rising fuel costs.
Research and Development
Generics R&D expense for the year ended December 31, 2022 increased 5.8%, or $9.1 million, as compared to the prior year.  The increase was primarily associated with increased project spending as our complex portfolio continued to advance, inflation, and the costs related to complex generics of $16.3 million associated with acquired businesses in 2021, partially offset by a decrease in in-licensing and upfront milestone payments of $12.4 million.
In-Process Research and Development Impairment Charges
Generics IPR&D impairment charges of $13.0 million for the year ended December 31, 2022 were related to one asset that experienced a delay in its expected launch date and one asset that experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows. Generics IPR&D impairment charges of $0.7 million in the prior year were related to one asset that experienced a delay in its expected launch date, resulting in significantly lower than expected future cash flows.
Intellectual Property Legal Development Expenses
Generics intellectual property legal development expenses for the year ended December 31, 2022 were $4.3 million as compared to $7.6 million in the prior year. These costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. The $3.3 million decrease from the prior year was due to the timing of specific cases. Expenses may vary based upon the number of individual cases and corresponding litigation outstanding in a particular period.
(Insurance Recoveries) Charges for Property Losses and Associated Expenses, Net

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of our facilities. We concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, we incurred significant costs to repair both facilities. Accordingly, we recorded $10.4 million of charges for property losses and associated expenses in our Generics segment for the year ended December 31, 2021. For the years ended December 31, 2022 and December 31, 2021, we recorded insurance recoveries associated with property and equipment of $1.9 million and $5.0 million, respectively, as a reduction of property losses and associated expenses in our Generics segment. Refer to Note 27. (Insurance Recoveries) Charges for Property Losses and Associated Expenses, Net for additional information.
Charges Related to Legal Matters, Net
Generics charges related to legal matters, net for the year ended December 31, 2022 were $22.4 million and were primarily comprised of $18.0 million of charges for civil prescription opioid litigation. Refer to Note 21. Commitments and Contingencies for additional information.

Other Operating Income
Generics other operating income for the year ended December 31, 2022 of $4.0 million was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Specialty
The following table sets forth the results of operations for our Specialty segment (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Net revenue	$374,121	$378,319	$(4,198)	(1.1)%
Cost of goods sold	177,107	193,562	(16,455)	(8.5)%
Cost of goods sold impairment charges	5,325	—	5,325	nm
Gross profit	191,689	184,757	6,932	3.8%
Selling, general and administrative	90,031	84,481	5,550	6.6%
Research and development	28,179	43,482	(15,303)	(35.2)%
Intellectual property legal development expenses	107	154	(47)	(30.5)%
Acquisition, transaction-related and integration expenses	49	16	33	nm
Change in fair value of contingent consideration	731	200	531	nm
Operating income	$72,592	$56,424	$16,168	28.7%
nm - not meaningful
Net Revenue
Specialty net revenue for the year ended December 31, 2022 decreased 1.1%, or $4.2 million, compared to the prior year, driven by the loss of exclusivity of Zomig® nasal spray and a decline in our other non-promoted products. Net revenue from our promoted products, including Unithroid® and Rytary®, increased 33% and 8%, respectively, as prescription growth remained strong for both products.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold, including impairment charges, for the year ended December 31, 2022 decreased 5.8%, or $11.1 million, as compared to the prior year.  Specialty gross profit for the year ended December 31, 2022 was $191.7 million (51.2% of net revenue) as compared to gross profit of $184.8 million (48.8% of net revenue) for the prior year. The increase in gross margin was due to growth in higher margin products, offsetting declines in net revenue for Zomig® nasal spray, which has a higher cost structure and lower margin than the overall Specialty portfolio.
Selling, General, and Administrative
Specialty SG&A expense for the year ended December 31, 2022 increased $5.6 million, or 6.6%, as compared to the prior year, driven by an increase in expenses related to upcoming launches of specialty products and the launch of Lyvispah™ during 2022.
Research and Development
Specialty R&D expense for the year ended December 31, 2022 decreased 35.2% or $15.3 million, compared to the prior year, driven by lower project costs as our IPX203 study wound down and a decrease in in-licensing and upfront milestone payments of $2.9 million.

AvKARE
The following table sets forth the results of operations for our AvKARE segment (dollars in thousands):

	Years Ended December, 31		Increase (Decrease)
	2022	2021	$	%
Net revenue	$406,110	$349,012	$57,098	16.4%
Cost of goods sold	349,133	282,874	66,259	23.4%
Gross profit	56,977	66,138	(9,161)	(13.9)%
Selling, general and administrative	53,659	57,918	(4,259)	(7.4)%
Acquisition, transaction-related and integration expenses	—	1,422	(1,422)	(100.0)%
Operating income (loss)	$3,318	$6,798	$(3,480)	(51.2)%
Net Revenue
AvKARE net revenue for the year ended December 31, 2022 increased 16.4%, or $57.1 million, compared to the prior year, driven by growth in our distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the year ended December 31, 2022 increased 23.4%, or $66.3 million, compared to the prior year. AvKARE gross profit for the year ended December 31, 2022 was $57.0 million (14.0% of net revenue) as compared to gross profit of $66.1 million (19.0% of net revenue) for the prior year. The year-over-year decrease in gross profit as a percentage of net revenue primarily related to the increase in sales through our lower margin distribution channel. The year-over-year decrease in gross profit was primarily related to a decrease in government label sales.
Selling, General, and Administrative
AvKARE SG&A expense for the year ended December 31, 2022 decreased 7.4%, or $4.3 million, compared to the prior year, primarily due to a year-over-year decrease in amortization expense.
Acquisition, Transaction-Related and Integration Expenses
Acquisition, transaction-related and integration expenses for the year ended December 31, 2021 were comprised of finance integration expenses associated with the acquisitions of the businesses comprising our AvKARE segment. Refer to Note 3. Acquisition for additional information.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements, including $285.9 million of available capacity on our New Revolving Credit Facility as of December 31, 2022, as defined in Note 16. Debt. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $50.0 million to $60.0 million during 2023 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.

Debt Instruments
Over the next 12 months, we expect to make substantial payments for monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, contractual payments for leased premises, and payments for legal settlements. Annually, we are also required to calculate the amount of excess cash flows, as defined in the Term Loan agreement. Based on the results of the excess cash flows calculation for the year ended December 31, 2020, the Company made a $14.4 million additional principal payment towards our Term Loan March 2021. Based on the results of the excess cash flows calculation for the years ended December 31, 2022 and 2021, no excess cash flows principal payments were required. Related to our Rondo Term Loan, we made prepayments totaling $58.3 million towards the outstanding principal during the year ended December 31, 2022, in addition to planned principal payments. Refer to Note 16. Debt for additional information.
Tax Receivable Agreement
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal common units by the Members. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our class A Common Stock, the price of our class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to December 31, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units. These obligations could be incremental to and substantially larger than the approximate $202.7 million contingent liability as of December 31, 2022. As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further information, refer to Item 1A. Risk Factors and Note 7. Income Taxes.
Tax-related Distributions to Amneal Members
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we are required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the tax receivable agreement. During the years ended December 31, 2022 and 2021, we made tax distributions of $10.6 million and $53.5 million, respectively, to Amneal's members.
Cash Balances
At December 31, 2022, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the United States may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
For a discussion comparing of our cash flows for the fiscal years 2021 to 2020, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.

The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Cash provided by (used in):
Operating activities	$65,100	$241,820	$(176,720)	(73.1)%
Investing activities	(174,309)	(194,182)	19,873	(10.2)%
Financing activities	(106,620)	(138,122)	31,502	(22.8)%
Effect of exchange rate changes on cash	(5,683)	102	(5,785)	(5671.6)%
Net decrease in cash, cash equivalents, and restricted cash	$(221,512)	$(90,382)	$(131,130)	145.1%
Cash Flows from Operating Activities

Net cash provided by operating activities was $65.1 million for the year ended December 31, 2022 as compared to $241.8 million for the prior year.  The year-over-year decrease was primarily driven by $140.6 million in payments associated with the Opana® ER antitrust litigation and the securities class action - Cambridge Retirement System v. Amneal, in addition to the corresponding legal fees. Refer to Note 21. Commitments and Contingencies for additional information.
Cash Flows from Investing Activities
Net cash used in investing activities was $174.3 million for the year ended December 31, 2022 compared to $194.2 million for the prior year.  The $19.9 million year-over-year decrease was primarily due to a decrease of $61.8 million in cash paid for business acquisitions (refer to Note 3. Acquisitions for additional information), partially offset by a $40.1 million increase in cash paid for intangible assets associated with marketed product licenses.
Cash Flows from Financing Activities
Net cash used in financing activities was $106.6 million for the year ended December 31, 2022 as compared to net cash used in financing activities of $138.1 million for prior year. The year-over-year decrease of $31.5 million was primarily due to $85.0 million of borrowings under the New Revolving Credit Facility and a $39.6 million decrease in tax distributions, partially offset by $44.5 million paid for deferred consideration associated with the acquisition of Kashiv Specialty Pharmaceuticals, LLC and Puniska Healthcare Pvt. Ltd. (refer to Note 3. Acquisitions) and an increase in principal payments made on borrowings of $45.2 million, including repayment of $25.0 million of borrowings under the New Revolving Credit Facility (refer to Note 16. Debt).
Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2022 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term Loan and other (1)	$2,563,876	$27,000	$2,536,876	$—	$—
Interest payments on Term Loan (1)	487,155	209,487	277,668	—	—
Operating lease obligations (2)	76,028	15,843	30,822	17,813	11,550
Financing lease obligation (3)	118,209	7,976	13,379	11,634	85,220
Rondo Term Loan (4)	72,000	9,000	63,000	—	—
Interest payments on Rondo Term Loan (4)	7,986	4,120	3,866	—	—
New Revolving Credit Facility (5)	60,000	60,000	—	—	—
Interest payments on New Revolving Credit Facility(5)	4,259	4,259	—	—	—
Opana ER® antitrust litigation settlements (6)	133,944	83,944	50,000	—	—
Interest associated with Opana ER® antitrust litigation settlements (6)	3,951	1,536	2,415	—	—
Total	$3,527,408	$423,165	$2,978,026	$29,447	$96,770

(1)A description of our Term Loan due May 2025, and related debt service and interest requirements is contained in Note 16. Debt. Interest on our Term Loan was calculated based on applicable rates at December 31, 2022, excluding the impact of our interest rate swap.
(2)Amounts represent future minimum rental payments under non-cancelable facility leases. A discussion of our operating lease obligations is contained in Note 18. Leases.
(3)Amounts primarily represent future minimum rental payments under non-cancelable financing lease obligation for a production facility in New York. A discussion of our financing lease obligations is contained in Note 18. Leases.
(4)Rondo Term Loan relates to the Rondo Acquisitions (each as defined in Note 3. Acquisitions). Interest on the Rondo Term Loan was calculated based on the applicable rate at December 31, 2022. A discussion of the Rondo Term Loan, and related debt service and interest requirements is contained in Note 16. Debt.
(5)Represents the amount due on the New Revolving Credit Facility (as defined in Note 16. Debt). Interest on the New Revolving Credit Facility was calculated based on the applicable rate at December 31, 2022. A discussion of the New Revolving Credit Facility is contained in Note 16. Debt.
(6)Refer to Note 21. Commitments and Contingencies for additional information.
The foregoing table does not include milestone payments potentially payable by the Company under its collaboration agreements and potential payments under the Company’s contingent consideration arrangements. Such payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 5. Alliance and Collaboration and Note 24. Related Party Transactions and a discussion of our contingent consideration arrangements is contained in Note 3. Acquisitions and Note 19. Fair Value Measurements. Additionally, the foregoing table does not include $44.2 million of aggregate principal and related interest due on the Sellers Notes (as defined in Note 3. Acquisitions) because the timing of the associated payments is dependent on the occurrence of future events. Refer to the section Rondo Acquisitions Financing – Notes Payable-Related Party in Note 16. Debt for a discussion of the terms of this indebtedness and descriptions of terms.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2022.
Critical Accounting Policies
Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies.
Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: sales-related deductions, business combinations (including contingent consideration) impairment of goodwill and intangible assets, income taxes and contingencies.
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
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.  Our reportable segments are the same as the respective operating segments and reporting units. As of December 31, 2022, $366.3 million, $163.1 million, and $69.5 million of goodwill was allocated to our Specialty, Generics, and AvKARE segments, respectively. During the fourth quarter of 2022, we tested each of the reporting units for impairment using a quantitative assessment. The determination of fair value in the quantitative assessment required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to: the selection of appropriate peer group companies, the discount rate, terminal growth rates, forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. For more information see Note 13. Goodwill and Other Intangible Assets. There was no impairment of goodwill in any reporting unit for the year ended December 31, 2022.
Significant judgment is used in determining the assumptions utilized in our quantitative assessment. Accordingly, any changes in assumptions described above could have a material impact on our consolidated results of operations. Additionally, for each of our reporting units, there are a number of future events and factors that may impact future results and the outcome of subsequent goodwill impairment testing. For a list of these factors, see Item 1A. Risk Factors.
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
For the year ended December 31, 2022, we recognized a total of $24.1 million of intangible asset impairment charges, of which $11.1 million was recognized in cost of goods sold and $13.0 million was recognized in IPR&D. The impairment charges for the year ended December 31, 2022 primarily related to three currently marketed products and two IPR&D products. Cost of sales impairment charges for the year ended December 31, 2022 of $11.1 million related to currently marketed products, of which (i) one product experienced significant price erosion during 2022, resulting in significantly lower than expected future cash flows and negative margins, (ii) the supply agreement of one product was terminated during 2022 and therefore the asset was not recoverable and (iii) one product was no longer expected to be sold to a key customer, and therefore the asset was not recoverable. IPR&D impairment charges for the year ended December 31, 2022 of $13.0 million related to (i) one asset that experienced a delay in its expected launch date and (ii) one asset that experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows.
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
As of December 31, 2022, based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs. Accordingly, as of December 31, 2022, this valuation allowance was $434.9 million and reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
As described in Note 7. Income Taxes, we are a party to a TRA under which we are generally required to pay to the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA.

The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for our Class A Common Stock, the price of our Class A Common Stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Further sales or exchanges occurring subsequent to December 31, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal common units.

The projection of future taxable income involves significant judgment. Actual taxable income may differ materially from our estimates, which could significantly impact our liabilities under the TRA. As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA; therefore, as of December 31, 2022 and 2021, we had not recognized the entire contingent liability under the TRA related to the tax savings we may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amount to approximately $202.7 million as of December 31, 2022, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $0.6 million accrued as of December 31, 2022. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
Contingencies
We are involved in various litigation, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. Our legal proceedings are complex, constantly evolving and subject to uncertainty. As such, we cannot predict the outcome or impact of our legal proceedings.
While we believe we have valid claims and/or defenses for the matters described in Note 21. Commitments and Contingencies, the nature of litigation is unpredictable and the outcome of the proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, we accrue for a potential loss. When we have a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, we record the loss at the low end of the range. While these accruals have been deemed reasonable by our management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead us to subsequently change our estimates and assumptions. The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment.
The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from our estimates and could have a material adverse effect on our results of operations and/or cash flows in any given accounting period, or on the Company's overall financial condition.
For further details, see Note 21. Commitments and Contingencies.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2022 or December 31, 2021.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed in Note 16. Debt, we are party to a term loan with a principal amount of $2.7 billion and an asset backed revolving credit facility under which loans and letters of credit up to a principal amount of $285.9 million are available as of December 31, 2022 (principal amount of up to $20.9 million remains available for letters of credit). The proceeds for any loans made under our asset backed revolving credit facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.

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
While it is difficult to accurately measure the impact of inflation, we estimate our business experienced an increase in costs due to inflation of approximately $30.0 million for the year ended December 31, 2022. We expect an inflationary impact of approximately $15.0 million for the year ending December 31, 2023. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
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
At December 31, 2022 and 2021, we had $2.64 billion and $2.73 billion, respectively, of variable rate debt. Our debt as of December 31, 2022 comprised of our Term Loan, with principal outstanding of $2.56 billion, and our Rondo Term Loan, with principal outstanding of $72.0 million.  We estimated the fair values of the Term Loan and Rondo Term loan using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At both December 31, 2022 and 2021, we estimated the fair value of the Term Loan to be $2.3 billion and $2.6 billion, respectively. We estimated the fair value of the Rondo Term loan to be $70.9 million and $138.9 million at December 31, 2022 and 2021, respectively.
In October 2019, we entered into an interest rate lock agreement for a total notional amount of $1.3 billion whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Term Loan.  At inception and at year end, we assessed hedge effectiveness and determined it to continue to be highly effective.  We also reviewed the credit standing of the counterparty at year end and deemed the counterparties to have the ability to honor their obligations.  The fair value of the variable-to-fixed interest rate swap was an asset of $85.6 million as of December 31, 2022.  We estimated that a hypothetical 100 basis point increase in the forward one-month LIBOR curve would potentially increase the fair value of the variable-to-fixed interest rate swap to $114.0 million while a hypothetical 100 basis point decrease in the forward one-month LIBOR curve would potentially decrease the fair value to $58.2 million as of December 31, 2022.
Increases or decreases in interest rates would affect our annual interest expense.  Based on the principal amount of the Term Loan outstanding as of December 31, 2022, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $26.0 million (before the impact of the interest rate lock agreement discussed above). Based on the principal amount of the Rondo Term Loan outstanding as of December 31, 2022, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $0.7 million.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.  Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amneal Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
March 3, 2023

Item 9B. Other Information
On February 27, 2023, the Compensation Committee of the Board of Directors approved an amendment to each of the employment agreements of Anastasios Konidaris, Andrew Boyer, and Nikita Shah to extend the termination date to March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the 2023 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors”, “Our Management”, “Committees of the Board of Directors”, “Audit Committee” and, if included in the 2023 Proxy Statement, “Delinquent Section 16(a) Reports”.
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
Item 11. Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2023 Proxy Statement, which sections are incorporated in this Item 11 by reference to the extent required by this Item 11: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” and “Pay Versus Performance” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2023 Proxy Statement, which section is incorporated in this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans.   The following table summarizes information, as of December 31, 2022, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20,577,054	(1)	4.38	(2)	10,005,452
Equity compensation plans not approved by security holders	—		—		—
Total	20,577,054		4.38		10,005,452
(1)Equity compensation plans approved by security holders which are included in column (a) of the table are the 2018 Incentive Award Plan (including 2,620,065 shares of Class A Common Stock to be issued upon exercise of outstanding options and 17,928,613 shares of Class A Common Stock to be issued upon vesting and settlement of outstanding restricted stock units (“RSUs”) and market performance-based restricted stock units (“MPRSUs”) subject to continued employment) and 28,376 of options remaining from the Impax option conversion associated with the acquisition of Impax on May 4, 2018. RSUs and MPRSUs included in column (a) of the table represent the full number of RSUs and MPRSUs awarded and outstanding whereas the number of shares of Class A Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs and MPRSUs because their value is dependent upon attainment of continued employment or service and they are settled for shares of Class A Common Stock on a one-for-one basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in this Item 13 will be included in the following sections in the 2023 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The independent registered public accounting firm is Ernst & Young LLP, Iselin, NJ, PCAOB ID 42 .
The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2023 Proxy Statement, which section is incorporated in this Item 14 by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023 expressed an unqualified opinion thereon.
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

Medicaid Rebates

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2022, the Company had $86 million in accrued Medicaid and commercial rebates, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Sales Returns

Description of the Matter
As discussed in Note 4 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2022, the Company had $145 million in accrued returns allowance, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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
To test the estimated sales return reserve, we performed audit procedures that included, among others, testing the historical return rate and estimated lag time of returns and verifying the completeness and accuracy of sales data and sales returns data used in calculating the historical return rate and lag time. In addition, we tested the Company’s quarterly analysis of inventory in the distribution channel and analytically reviewed daily sales at period end for unusual activity. We also performed direct inquiries with management including the Sales and Legal departments, obtained representations confirming key contract terms at period end from the executive sales representatives, and agreed representations obtained to executed contracts and reserve calculations.

Impairment of Intangible Assets with Finite Lives

Description of the Matter
At December 31, 2022, the Company’s net intangible assets with finite lives were $705 million. As discussed in Notes 2 and 13 to the consolidated financial statements, net intangible assets with finite lives are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.
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

Impairment of Goodwill and Other Indefinite-lived Intangible Assets

Description of the Matter
At December 31, 2022, the Company’s goodwill was $599 million and indefinite-lived intangible assets, consisting of in-process research and development (IPR&D) was $391 million. As discussed in Notes 2 and 13 of the consolidated financial statements, goodwill and IPR&D are tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.
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
Iselin, New Jersey
March 3, 2023

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net revenue	$2,212,304	$2,093,669	$1,992,523
Cost of goods sold	1,416,485	1,302,004	1,329,551
Cost of goods sold impairment charges	11,111	22,692	34,579
Gross profit	784,708	768,973	628,393
Selling, general and administrative	399,700	365,504	326,727
Research and development	195,688	201,847	179,930
In-process research and development impairment charges	12,970	710	2,680
Intellectual property legal development expenses	4,358	7,716	10,655
Acquisition, transaction-related and integration expenses	709	8,055	8,988
Restructuring and other charges	1,421	1,857	2,398
Change in fair value of contingent consideration	731	200	—
(Insurance recoveries) charges for property losses and associated expenses, net	(1,911)	5,368	—
Charges related to legal matters, net	269,930	25,000	5,860
Other operating income	(3,960)	—	—
Operating (loss) income	(94,928)	152,716	91,155
Other (expense) income:
Interest expense, net	(158,377)	(136,325)	(145,998)
Foreign exchange (loss) gain, net	(12,364)	(355)	16,350
Loss on refinancing - Revolving Credit Facility	(291)	—	—
Gain on sale of international businesses	—	—	123
Other income, net	17,833	15,330	2,590
Total other expense, net	(153,199)	(121,350)	(126,935)
(Loss) income before income taxes	(248,127)	31,366	(35,780)
Provision for (benefit from) income taxes	6,662	11,196	(104,358)
Net (loss) income	(254,789)	20,170	68,578
Less: Net loss (income) attributable to non-controlling interests	125,241	(9,546)	22,481
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(129,548)	10,624	91,059
Accretion of redeemable non-controlling interest	(438)	—	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(129,986)	$10,624	$91,059

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$(0.86)	$0.07	$0.62
Diluted	$(0.86)	$0.07	$0.61
Weighted-average common shares outstanding:
Basic	150,944	148,922	147,443
Diluted	150,944	151,821	148,913
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(254,789)	$20,170	$68,578
Less: Net loss (income) attributable to non-controlling interests	125,241	(9,546)	22,481
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(129,548)	10,624	91,059
Accretion of redeemable non-controlling interest	(438)	—	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(129,986)	10,624	91,059
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(26,891)	(8,618)	(13,500)
Unrealized gain (loss) on cash flow hedge, net of tax	97,059	42,430	(70,276)
Less: Other comprehensive (income) loss attributable to non-controlling interests	(35,292)	(17,095)	42,573
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	34,876	16,717	(41,203)
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(95,110)	$27,341	$49,856
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,976	$247,790
Restricted cash	9,251	8,949
Trade accounts receivable, net	741,791	662,583
Inventories	530,735	489,389
Prepaid expenses and other current assets	103,565	110,218
Related party receivables	500	1,179
Total current assets	1,411,818	1,520,108
Property, plant and equipment, net	469,815	514,158
Goodwill	598,853	593,017
Intangible assets, net	1,096,093	1,166,922
Operating lease right-of-use assets	38,211	39,899
Operating lease right-of-use assets - related party	17,910	20,471
Financing lease right-of-use assets	63,424	64,475
Other assets	103,217	20,614
Total assets	$3,799,341	$3,939,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$538,199	$525,345
Current portion of liabilities for legal matters	107,483	58,000
Revolving credit facility	60,000	—
Current portion of long-term debt, net	29,961	30,614
Current portion of operating lease liabilities	8,321	9,686
Current portion of operating lease liabilities - related party	2,869	2,636
Current portion of financing lease liabilities	3,488	3,101
Related party payables - short term	2,479	47,861
Total current liabilities	752,800	677,243
Long-term debt, net	2,591,981	2,680,053
Note payable - related party	39,706	38,038
Operating lease liabilities	32,126	32,894
Operating lease liabilities - related party	15,914	18,783
Financing lease liabilities	60,769	60,251
Related party payable - long term	9,649	9,619
Other long-term liabilities	87,468	38,903
Total long-term liabilities	2,837,613	2,878,541
Commitments and contingencies (Notes 5 and 21)
Redeemable non-controlling interests	24,949	16,907
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both December 31, 2022 and 2021	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2022 and 2021; 151,490 and 149,413 shares issued at December 31, 2022 and 2021, respectively	1,514	1,492
Class B common stock, $0.01 par value, 300,000 shares authorized at both December 31, 2022 and 2021; 152,117 shares issued at both December 31, 2022 and 2021	1,522	1,522
Additional paid-in capital	691,629	658,350
Stockholders' accumulated deficit	(406,183)	(276,197)
Accumulated other comprehensive income (loss)	9,939	(24,827)
Total Amneal Pharmaceuticals, Inc. stockholders' equity	298,421	360,340
Non-controlling interests	(114,442)	6,633
Total stockholders' equity	183,979	366,973
Total liabilities and stockholders' equity	$3,799,341	$3,939,664
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(129,548)	—	(141,036)	(270,584)	15,795
Foreign currency translation adjustments	—	—	—	—	—	—	(13,394)	(13,497)	(26,891)	—
Stock-based compensation	—	—	—	—	31,847	—	—	—	31,847	—
Exercise of stock options	207	2	—	—	615	—	—	45	662	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,870	20	—	—	817	—	(110)	(4,289)	(3,562)	—
Tax distributions, net	—	—	—	—	—	—	—	(10,642)	(10,642)	(6,914)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	48,270	48,789	97,059	—
Reclassification of redeemable non-controlling interests	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of non-controlling interest from Puniska Acquisition	—	—	—	—	—	—	—	—	—	(1,722)
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
Net income	—	—	—	—	—	10,624	—	2,539	13,163	7,007
Foreign currency translation adjustments	—	—	—	—	—	—	(4,255)	(4,363)	(8,618)	—
Stock-based compensation	—	—	—	—	28,412	—	—	—	28,412	—
Exercise of stock options	342	3	—	—	901	—	(44)	(7)	853	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,397	14	—	—	624	—	(182)	(3,169)	(2,713)	—
Tax distributions	—	—	—	—	—	—	—	(53,486)	(53,486)	(3,646)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	20,972	21,458	42,430	—
Non-controlling interests from KSP Acquisition	—	—	—	—	—	—	—	2,000	2,000	—
Non-controlling interests from Puniska Acquisition	—	—	—	—	—	—	—	—	—	1,742
Balance at December 31, 2021	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	147,070	$1,470	152,117	$1,522	$606,966	$(377,880)	$(68)	$114,778	$346,788	$—
Net income (loss)	—	—	—	—	—	91,059	—	(23,268)	67,791	787
Foreign currency translation adjustments	—	—	—	—	—	—	(6,643)	(6,857)	(13,500)	—
Stock-based compensation	—	—	—	—	20,750	—	—	—	20,750	—
Exercise of stock options	117	1	—	—	323	—	(15)	12	321	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	487	4	—	—	268	—	(32)	(1,103)	(863)	—
Tax distributions	—	—	—	—	—	—	—	(2,779)	(2,779)	(458)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(34,560)	(35,716)	(70,276)	—
Distribution of earnings to and acquisition of non-controlling interests	—	—	—	—	106	—	—	(3,406)	(3,300)	—
Non-controlling interests from Rondo Acquisition	—	—	—	—	—	—	—	—	—	11,475
Balance at December 31, 2020	147,674	$1,475	152,117	$1,522	$628,413	$(286,821)	$(41,318)	$41,661	$344,932	$11,804
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(254,789)	$20,170	$68,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	240,175	233,406	235,387
Unrealized foreign currency loss (gain)	15,190	175	(16,728)
Amortization of debt issuance costs and discount	8,595	9,203	8,678
Loss on refinancing - Revolving Credit Facility	291	—	—
Gain on sale of international businesses, net	—	—	(123)
Intangible asset impairment charges	24,081	23,402	37,259
Non-cash restructuring and asset-related (benefit) charges	—	—	(536)
Change in fair value of contingent consideration	731	200	—
Stock-based compensation	31,847	28,412	20,750
Inventory provision	51,096	54,660	75,236
Insurance recoveries for property and equipment losses	(1,000)	(5,000)	—
Non-cash property losses	—	5,152	—
Other operating charges and credits, net	8,828	5,633	11,818
Changes in assets and liabilities:
Trade accounts receivable, net	(79,717)	(23,621)	16,787
Inventories	(102,396)	(49,015)	(113,782)
Prepaid expenses, other current assets and other assets	9,882	(21,981)	33,312
Related party receivables	646	7,311	412
Accounts payable, accrued expenses and other liabilities	109,568	(43,932)	307
Related party payables	2,072	(2,355)	1,646
Net cash provided by operating activities	65,100	241,820	379,001
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,407)	(47,728)	(56,445)
Acquisition of intangible assets	(41,800)	(1,700)	(4,350)
Deposits for future acquisition of property, plant, and equipment	(2,388)	(3,211)	(5,391)
Acquisitions of businesses, net of cash acquired	(84,714)	(146,543)	(251,360)
Proceeds from insurance recoveries for property and equipment losses	1,000	5,000	—
Net cash used in investing activities	(174,309)	(194,182)	(317,546)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	(1,663)	—	(4,102)
Proceeds from issuance of debt	—	—	180,000
Payments of principal on debt, revolving credit facility, financing leases and other	(123,272)	(78,086)	(35,933)
Borrowings on revolving credit facility	85,000	—	—
Proceeds from exercise of stock options	662	853	321
Employee payroll tax withholding on restricted stock unit vesting	(3,571)	(2,664)	(863)
Payments of deferred consideration for acquisitions - related party	(44,498)	—	—
Acquisition of redeemable non-controlling interests	(1,722)	—	—
Distribution of earnings to and acquisition of non-controlling interest	—	—	(3,300)
Tax distributions to non-controlling interest	(17,556)	(57,132)	(3,237)
Payments of principal on financing lease - related party	—	(93)	(1,079)
Repayment of related party note	—	(1,000)	—
Net cash (used in) provided by financing activities	(106,620)	(138,122)	131,807
Effect of foreign exchange rate on cash	(5,683)	102	1,037
Net (decrease) increase in cash, cash equivalents, and restricted cash	(221,512)	(90,382)	194,299
Cash, cash equivalents, and restricted cash - beginning of period	256,739	347,121	152,822
Cash, cash equivalents, and restricted cash - end of period	$35,227	$256,739	$347,121
Cash and cash equivalents - end of period	$25,976	$247,790	$341,378
Restricted cash - end of period	$9,251	$8,949	$5,743
Cash, cash equivalents, and restricted cash - end of period	$35,227	$256,739	$347,121

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$142,722	$121,747	$130,186
Cash (paid) received, net for income taxes	$(12,649)	$(15,558)	$100,141

Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$—	$14,162	$36,033
Deferred consideration for acquisition - related party	$—	$30,099	$—
Contingent consideration for acquisition	$8,796	$—	$—
Contingent consideration for acquisition - related party	$—	$5,700	$—
Payable for acquisition of product rights and licenses	$—	$300	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including complex generics and specialty branded pharmaceuticals. The Company operates principally in the United States, India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”).
The group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held 50.1% of Amneal Common Units and the Company held the remaining 49.9% as of December 31, 2022.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, liabilities for legal matters, contingent liabilities, initial and subsequent valuation of contingent consideration recognized in business combinations, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
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
From time to time, the Company may enter into arrangements where it licenses certain products to a third-party distributor. Licensing arrangement performance obligations generally include intellectual property (“IP”) rights and research and development (“R&D”) and contract manufacturing services. The Company accounts for IP rights and services separately if they are distinct. The consideration is allocated between IP rights and services based on their relative stand-alone selling prices.
Revenue for distinct IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of the IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.
Revenue from sales-based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, is satisfied.
For further details on the Company’s revenue recognition policies, refer to Note 4. Revenue Recognition.
Stock-Based Compensation
The Company’s stock-based compensation consists of stock options, restricted stock units (“RSUs”) and market performance-based restricted stock units (“MPRSUs”) awarded to employees and non-employee directors. Stock options are measured at their fair value on the grant date or date of modification, as applicable. RSUs, including MPRSUs, are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted for as a reduction in stock-based compensation expense in the period such awards are forfeited. The Company's policy is to issue new shares upon option exercises and the vesting of RSUs and MPRSUs.
Contingent consideration
Business acquisitions may include future payments that are contingent upon the occurrence of certain pharmaceutical regulatory milestones or net sales of pharmaceutical products. For acquisitions that are accounted for as a business combination, the obligations for such contingent consideration payments are recorded at fair value on the acquisition date. For contingent milestone payments, the Company uses a probability-weighted income approach utilizing an appropriate discount rate. For contingent tiered royalties on net sales, the Company uses a Monte Carlo simulation model. Contingent consideration liabilities are revalued to fair value at the end of each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in fair value of contingent consideration in the consolidated statements of operations. Refer to Note 3. Acquisitions and Note 19. Fair Value Measurements for additional information.
Foreign Currencies
The Company has operations in the U.S., India, Ireland, and other foreign jurisdictions.  Generally, the Company’s foreign operating subsidiaries’ functional currency is the local currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Translation adjustments are included in accumulated other comprehensive income (loss) and non-controlling interests in the consolidated balance sheets and are included in comprehensive (loss) income. Transaction gains and losses are included in net (loss) income in the Company’s consolidated statements of operations as a component of foreign exchange (loss) gain, net. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive income (loss) and non-controlling interests, and comprehensive (loss) income.
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

Restricted Cash
At December 31, 2022 and 2021, respectively, the Company had restricted cash balances of $9.3 million and $8.9 million, respectively, in its bank accounts primarily related to the purchase of certain land and equipment in India.
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

Leases
All significant lease arrangements are recognized as right-of-use (“ROU”) assets and lease liabilities at lease commencement. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate.
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
For further details regarding the Company's leases, refer to Note 18. Leases.
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
In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches.  If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value. See Note 13. Goodwill and Other Intangible Assets, for further discussion of the Company's quantitative assessment of goodwill.
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
The Company regularly evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. See Note 13. Goodwill and Other Intangible Assets, for further discussion of the Company's intangible assets.
Impairment of Long-Lived Assets (Including Intangible Assets with Finite Lives)
The Company reviews its long-lived assets, including intangible assets with finite lives, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value which is generally an expected present value cash flow technique. Management’s policy in determining whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. See Note 13. Goodwill and Other Intangible Assets, for further discussion of the Company's assessment of intangible asset impairment.
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
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and all changes in stockholders’ equity (except those arising from transactions with stockholders) including foreign currency translation adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized gains (losses) on cash flows hedges, net of income taxes.
Research and Development
R&D activities are expensed as incurred. R&D expenses primarily consist of direct and allocated expenses incurred with the process of formulation, clinical research, and validation associated with new product development. Upfront and milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval or when there is no alternative future use.
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

Shipping Costs
The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $18.7 million, $18.1 million and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses and were $16.8 million, $15.1 million and $15.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance (“ASU 2021-10”), which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 is effective for the Company’s annual disclosures as of and for the year ended December 31, 2022, with early adoption permissible. The Company elected to adopt this guidance during the second quarter of 2022 in connection with the recognition of cash incentives related to the India Production Linked Incentive Scheme for the Pharmaceutical Sector (“PLI Scheme”). Refer to Note 6. Government Grants, for additional information.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments were effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The amendments in this ASU are effective in the same timeframe as ASU 2020-04. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt ASU 2021-08 effective January 1, 2023 and apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 will only impact the accounting for the Company’s future acquisitions.
Reclassification
The prior period balance related to liabilities for legal proceedings of $58.0 million, formerly included in accounts payable and accrued expenses as of December 31, 2021, has been reclassified to the balance sheet caption current portion of liabilities for legal matters to conform to the current period presentation in the consolidated balance sheets.

3. Acquisitions
Acquisitions
Saol Baclofen Franchise Acquisition
On December 30, 2021, the Company entered into an asset purchase agreement with certain entities affiliated with Saol International Limited (collectively, “Saol”), a private specialty pharmaceutical company, pursuant to which it agreed to acquire Saol’s baclofen franchise, including Lioresal®, LYVISPAH™, and a pipeline product under development (the “Saol Acquisition”). The Saol Acquisition expanded the Company’s commercial institutional and specialty portfolio in neurology while adding commercial infrastructure in advance of its entry into the biosimilar institutional market. The transaction closed on February 9, 2022.
Consideration for the Saol Acquisition included $84.7 million, paid at closing with cash on hand, and contingent royalty payments based on annual net sales for certain acquired assets, beginning in 2023. Cash paid at closing included $1.1 million for inventory acquired in excess of the normalized level, as defined in the asset purchase agreement (working capital adjustment).
For the year ended December 31, 2022, the Company incurred $0.1 million in transaction costs associated with the Saol Acquisition, which was recorded in acquisition, transaction-related and integration expenses.
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
The following is a summary of the purchase price allocation for the Saol Acquisition (in thousands):

Final Fair Values as of February 9, 2022
Inventory	$2,162
Prepaid expenses and other current assets	98
Goodwill	7,553
Intangible assets	83,815
Total assets acquired	93,628
Accounts payable and accrued expenses	118
Fair value of consideration transferred	$93,510

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

	Final Fair Value	Weighted-Average Useful Life (in years)
Marketed product rights	$83,815	11.5
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. Of the total goodwill acquired in connection with the Saol Acquisition, $5.2 million was allocated to the Company’s Generics segment and $2.4 million was allocated to the Company’s Specialty segment, of which $4.9 million was deductible for tax purposes.
From the acquisition date of February 9, 2022 to December 31, 2022, the Saol Acquisition contributed net revenue and an operating loss of $19.8 million and $7.1 million, respectively.
Puniska Healthcare Pvt. Ltd.
On November 2, 2021, the Company entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India, and land in a transaction valued at $93.0 million (the “Puniska Acquisition”). Upon execution of the agreement, the Company paid $72.9 million with cash on hand to acquire approximately 74% of the equity interests of Puniska on November 2, 2021. Upon approval of the transaction by the government of India in March 2022, the Company paid, with cash on hand, an additional $1.7 million for the remaining 26% of the equity interests of Puniska (included in redeemable non-controlling interests in the Company’s consolidated balance sheet as of December 31, 2021) and $14.2 million for the satisfaction of a preexisting payable to the sellers (included in related party payables-short term in the Company’s consolidated balance sheet as of December 31, 2021). In December 2021, the Company paid $4.3 million with cash on hand for land associated with the Puniska Acquisition.
For the year ended December 31, 2021 the Company incurred $1.0 million in transaction costs associated with the Puniska Acquisition, which were recorded in acquisition, transaction-related and integration expenses.
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

The following is a summary of the purchase price allocation for the Puniska Acquisition (in thousands):

Final Fair Values as of November 2, 2021
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
Goodwill is calculated as the excess of the consideration transferred and fair value of the redeemable non-controlling interests over the net assets recognized. All of the goodwill acquired in connection with the Puniska Acquisition was allocated to the Company’s Generics segment and deductible for tax purposes.
From the acquisition date of November 2, 2021 to December 31, 2021, the Puniska Acquisition contributed an operating loss of $1.8 million.
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
Transaction costs associated with the KSP Acquisition were $3.1 million for the year ended December 31, 2021 and were included in acquisition, transaction-related and integration expenses.

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

(1)The deferred consideration is stated at the fair value estimate of $30.1 million, which is the $30.5 million contractually stated amount less a $0.4 million discount. The deferred consideration consists of $30.0 million which was paid on January 11, 2022 and $0.5 million, which was paid during three months ended September 30, 2022. As the deferred consideration is non-interest bearing, the Company, using guideline companies and market borrowings with comparable risk profiles, discounted the deferred consideration at 1.7% over the period from April 2, 2021 to the maturity dates, for a fair value of $30.1 million on the date of acquisition. This discount was amortized to interest expense over the life of the deferred consideration utilizing the effective interest rate method.
(2)Kashiv is eligible to receive up to an additional $8.0 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the amount of aggregate annual net sales for certain future pharmaceutical products. The estimated fair value of contingent consideration on the acquisition date was $5.7 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, probability of achievement of milestones, projected year of payments and expected net product sales. Refer to Note 19. Fair Value Measurements, for additional information on the methodology and determination of this liability.
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
Total acquired intangible assets of $56.4 million were comprised of marketed product rights of $29.4 million and IPR&D of $27.0 million.

The acquired marketed product rights intangible assets are being amortized over their estimated useful lives as follows (in thousands):

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
Goodwill is calculated as the excess of the consideration transferred and fair value of the non-controlling interests over the net assets recognized. Of the total goodwill acquired in connection with the KSP Acquisition, $40.8 million was allocated to the Company’s Generics segment and $2.7 million was allocated to the Specialty segment, based on the probability weighted cash flows of the assets acquired as of the date of acquisition. None of the goodwill recognized from the KSP Acquisition was deductible for tax purposes.
From the acquisition date of April 2, 2021, to December 31, 2021, the KSP Acquisition contributed an operating loss to the Company’s consolidated statements of operations of $21.3 million, which included approximately $5.8 million of amortization expense from intangible assets acquired in the KSP Acquisition. Offsetting the operating loss was a reduction of third-party consulting services and the elimination of royalties due to KSP.
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
On January 31, 2020, the Company completed the Rondo Acquisitions. The purchase price of $294.2 million included cash of $254.0 million, the issuance of long-term promissory notes to the sellers with an aggregate principal amount of $44.2 million (estimated fair value of $35.0 million) (the “Sellers Notes”) and a short-term promissory note (the “Short-Term Seller Note”) with a principal amount of $1.0 million to the sellers. The cash purchase price was funded by $76.0 million of cash on hand and debt of $178.0 million of proceeds from a $180.0 million term loan.  The remaining $2.0 million consisted of working capital costs. The Company is not party to or a guarantor of the term loan, the Sellers Notes or the Short-Term Seller Note. (Refer to Note 16. Debt).
The Rondo Acquisitions were accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer of AvKARE, LLC and R&S. For the year ended December 31, 2020, the Company incurred $1.0 million in transaction costs associated with the Rondo Acquisitions, which was recorded in acquisition, transaction-related and integration expenses.
From the acquisition date of January 31, 2020 to December 31, 2020, the Rondo Acquisitions contributed total net revenue of approximately $311.3 million and operating income of $4.4 million, which included approximately $31.9 million of amortization expense from intangible assets acquired in the Rondo Acquisitions, to the Company’s consolidated statements of operations.
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
Acquisition, Transaction-Related and Integration Expenses
For the year ended December 31, 2022, acquisition, transaction-related and integration expenses of $0.7 million primarily consisted of professional services fees associated with the Saol Acquisition.
For the year ended December 31, 2021, acquisition, transaction-related and integration expenses of $8.1 million primarily consisted of professional services fees associated with the Puniska Acquisition, the KSP Acquisition, and the Rondo Acquisitions.
For the year ended December 31, 2020, acquisition, transaction-related and integration expenses of $9.0 million primarily consisted of professional services fees associated with the then pending KSP Acquisition, the Rondo Acquisitions, and systems integrations associated with the acquisition of Impax.
4. Revenue Recognition
Pharmaceutical Product Sales
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
Variable Consideration
The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. Variable consideration includes but is not limited to: chargebacks, distribution fees, rebates, group purchasing organization (”GPO”) fees, prompt payment (cash) discounts, consideration payable to the customer, billbacks, Medicaid and other government pricing programs, price protection and shelf stock adjustments, sales returns, and profit shares.
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
Chargebacks
In the case an indirect customer purchases product from their preferred wholesaler instead of directly from the Company, and the contract price charged to the indirect customer is lower than the wholesaler pricing, the Company pays the direct customer (wholesaler) a chargeback for the price differential. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, current contract terms and historical experience. The estimate of the level of products in the distribution channel is based primarily on data provided by key customers.
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

Billbacks
In the case an indirect customer purchases product from their preferred wholesaler instead of directly from the Company, and the contract price charged to the indirect customer is higher than contractual pricing, the Company pays the indirect customer a billback for the price differential. The Company estimates its billback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to billbacks, current contract terms and historical experience. The estimate of the level of products in the distribution channel is based primarily on data provided by key customers.
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
Sales Returns
The Company permits the return of product under certain circumstances, mainly due to product expiration, instances of shipping errors or where product is damaged in transit, and occurrences of product recalls. The Company’s product returns accrual is primarily based on estimates of future product returns based generally on actual net sales, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. The estimate of the level of products in the distribution channel is based primarily on data provided by key customers.
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
License Agreements
Refer to Note 5. Alliance and Collaboration for further information related to revenue recognition associated with a license agreement with multiple performance obligations.
Concentration of Revenue
The following table summarizes the percentages of net revenues from each of the Company's customers that individually accounted for 10% or more of its net revenues:

	For the year ended December 31,
	2022	2021	2020
Customer A	21%	21%	23%
Customer B	18%	20%	17%
Customer C	22%	24%	23%
Customer D	10%	10%	11%

Disaggregated Revenue
The Company's significant therapeutic classes for each of its reportable segments, as determined based on net revenue for each of the years ended December 31, 2022, 2021 and 2020 are set forth below (in thousands):

		Year ended December 31,
		2022	2021	2020
Generics
	Anti-Infective	$23,193	$30,501	$40,381
	Hormonal/Allergy	444,909	427,077	355,581
	Antiviral (1)	40,601	4,832	25,724
	Central Nervous System	393,281	381,110	422,405
	Cardiovascular System	118,183	141,866	114,226
	Gastroenterology	70,796	76,497	78,165
	Oncology	64,285	103,327	61,113
	Metabolic Disease/Endocrine	41,128	38,462	45,004
	Respiratory	41,085	35,965	37,389
	Dermatology	66,553	55,474	58,168
	Other therapeutic classes	118,573	69,928	102,721
	License agreement (2)	8,018	—	—
	International and other	1,468	1,299	2,333
	Total Generics net revenue	1,432,073	1,366,338	1,343,210
Specialty
	Hormonal/Allergy	91,465	68,397	54,631
	Central Nervous System	255,656	277,196	285,737
	Other therapeutic classes	27,000	32,726	15,199
	Total Specialty net revenue	374,121	378,319	355,567
AvKARE (3)
	Distribution	260,560	192,921	161,673
	Government Label	98,234	118,379	104,054
	Institutional	27,742	25,176	18,546
	Other	19,574	12,536	9,473
	Total AvKARE net revenue	406,110	349,012	293,746
	Total net revenue	$2,212,304	$2,093,669	$1,992,523
(1)Antiviral net revenue for the year ended December 31, 2021 decreased from the prior year primarily due to a decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels as a result of decreased influenza activity during the onset of the COVID-19 pandemic.
(2)Refer to Note 5. Alliance and Collaboration for information on revenue recognized under a license agreement.
(3)    The AvKARE segment consists of the businesses acquired in the Rondo Acquisitions on January 31, 2020. Net revenue for the year ended December 31, 2020 represents eleven months of activity.

A rollforward of the major categories of sales-related deductions for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2019	$829,807	$34,308	$150,361	$114,960
Impact of the Rondo Acquisitions	12,444	944	11,606	10
Provision related to sales recorded in the period	3,930,682	118,525	110,556	133,748
Credits/payments issued during the period	(4,144,129)	(131,087)	(97,539)	(117,630)
Balance at December 31, 2020	628,804	22,690	174,984	131,088
Provision related to sales recorded in the period	3,164,331	107,810	105,127	137,452
Credits/payments issued during the period	(3,289,233)	(106,858)	(118,133)	(182,803)
Balance at December 31, 2021	503,902	23,642	161,978	85,737
Provision related to sales recorded in the period	3,416,149	112,609	84,306	129,203
Credits/payments issued during the period	(3,346,459)	(108,797)	(101,224)	(128,910)
Balance at December 31, 2022	$573,592	$27,454	$145,060	$86,030
5. Alliance and Collaboration
The Company has entered into several alliance, collaboration, license, distribution and similar agreements with respect to certain of its products and services with third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform and revenue recognized under development agreements which generally obligate the Company to provide R&D services over multiple periods.  The Company's significant arrangements are discussed below.
License Agreement
On December 28, 2022, Amneal signed a long-term license agreement with Orion Corporation (“Orion”), a globally operating Finnish pharmaceutical company, to commercialize a number of our complex generic products in most parts of Europe, Australia and New Zealand (the “Orion Agreement”). The initial term of the Orion Agreement commences upon commercial launch of the products and will continue for eight years. The Orion Agreement will automatically renew for successive two-year terms unless either party declines such renewal in writing at least one year in advance.
Under the terms of the Orion Agreement, Amneal granted Orion licenses to certain generic products commercially available in the U.S. today and select high-value pipeline products currently under development. In addition, Amneal will be responsible for the performance of all R&D activities to be conducted to obtain regulatory approval for each product. Amneal is entitled to be reimbursed for a percentage of mutually agreed upon R&D expenses from Orion. Orion will be responsible for preparing and filing regulatory documentation, along with paying any application fees seeking regulatory approval for the products.
Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Orion. Orion will be responsible for all commercialization and marketing activities for the territories described above. Amneal will earn revenue for supplying products to Orion at the greater of: (i) cost plus a stated margin, or (ii) a fixed percentage of the net selling price, as defined in the Orion Agreement.
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million, based on the exchange rate as of December 31, 2022. Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $48.2 million, based on the exchange rate as of December 31, 2022, contingent upon whether Orion achieves certain annual sales targets.
The Orion Agreement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). The Company identified performance obligations related to: 1) the grant of a license of functional IP, 2.) the performance of R&D activities, and 3.) the supply of products. The Company evaluated that the grant of licenses is in the scope of ASC 606, whereas the performance of R&D activities is in the scope of ASC 730-20, Research and Development Arrangements, because the

Company determined that performing R&D activities on behalf of other parties is not part of the ordinary activities of its business. The Company will record reimbursement received from Orion for R&D activities as a reduction of R&D expense. The Company concluded each future purchase order from Orion represents a separate contract. Amneal will record revenue related to each purchase order when it transfers control of the products to Orion. As of December 31, 2022, Amneal has not performed any reimbursable R&D activities under the Orion Agreement or supplied any products to Orion.
The Company determined that the transaction price under the arrangement was the upfront payment of $21.4 million, which was allocated to the performance obligations based on their relative standalone selling prices. The remaining sales-based milestones payments of $48.2 million are variable consideration and were not included in the transaction price because they were fully constrained under ASC 606.
As of December 31, 2022, the Company recorded a $21.4 million receivable in prepaid expenses and other current assets for the upfront payment due from Orion, which was received in January 2023. For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the R&D activities performance obligation and was recorded as deferred income, of which $6.7 million was recorded in accounts payable and accrued expenses and $6.7 million was recorded in other long-term liabilities as of December 31, 2022. Deferred income related to R&D activities will be recognized, along with the amounts reimbursed by Orion, as reductions to R&D expense in future periods as services are performed.
Levothyroxine License and Supply Agreement; Transition Agreement
On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”) for levothyroxine sodium tablets (“Levothyroxine”). This agreement designated the Company as JSP's exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Under this license and supply agreement with JSP, the Company accrued the up-front license payment of $50.0 million on March 22, 2019, which was paid in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.
As a result of significant price erosion associated with the Levothyroxine products licensed from JSP, the Company recorded a $17.7 million cost of goods sold impairment charge for the year ended December 31, 2021 to recognize an impairment on the entire unamortized balance of the up-front license payment (refer to Note 13. Goodwill and Other Intangible Assets for additional information).
Biosimilar Licensing and Supply Agreement
On May 7, 2018, the Company entered into a licensing and supply agreement with Mabxience S.L., for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. The Company will be the exclusive partner in the U.S. market. The Company will pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to Mabxience, up to $78.3 million. For the years ended December 31, 2021 and 2020, the Company recognized $11.7 million and $4.5 million, respectively, of milestones in R&D expense related to the agreement (none for the year ended December 31, 2022).
On April 13, 2022, the Food and Drug Administration (“FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million during the year ended December 31, 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of 7 years.
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, Impax entered into an agreement with AstraZeneca UK Limited (“AstraZeneca”) to distribute branded products under the terms of a distribution, license, development and supply agreement (the “AZ Agreement”). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the “AZ Amendment”). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the

Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig®  for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provided for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig®  products under the AZ Agreement to be reduced by an aggregate amount of $30.0 million to be received in quarterly amounts specified in the Amendment beginning from the quarter ended June 30, 2016 through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceeded the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca was required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study could have been terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognized the amounts received from AstraZeneca for the PREA Study as a reduction of R&D expense. The PREA study was completed during March 2021.
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the United States. The pediatric exclusivity of the AstraZeneca patent licensed to Impax for Zomig® Spray expired in May 2021 and the Company lost market exclusivity in the fourth quarter of 2021. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement was reduced by certain specified amounts beginning from the quarter ended June 30, 2016 through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company recorded cost of goods sold for royalties under this agreement of $1.4 million, $12.5 million, and $17.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Under the PLI Scheme, the Company is eligible to receive up to 10.0 billion Indian rupees, or approximately $120.8 million (based on conversion rates as of December 31, 2022), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments; and (ii) a minimum percentage growth in sales of eligible products.

The Company has concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives on a systematic basis in other operating income. For the year ended December 31, 2022, the Company recognized approximately $4.0 million of income associated with the PLI Scheme, all of which was recorded as a receivable from the government of India in prepaid and other current assets as of December 31, 2022.
7. Income Taxes
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
The Company recorded a deferred tax asset for its outside basis difference in its investment in Amneal on May 4, 2018.  The Company recorded a deferred tax asset related to the net operating loss of Impax from January 1, 2018 through May 4, 2018, as well as certain federal and state credits and interest carryforwards of Impax that were attributable to the Company.

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
The Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three year pre-tax losses through December 31, 2022. As a result of the losses through December 31, 2022, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2022, this valuation allowance was $434.9 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
In connection with the acquisition of Impax, the Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $192.8 million, which resulted in a gain recorded in other (expense) income, net for the year ended December 31, 2019.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and number of Amneal common units sold or exchanged for the Company's Class A Common Stock, the price of the Company’s Class A Common Stock on the date of sale or exchange, the timing and amount of the Company’s taxable income, and the tax rate in effect at the time of realization of the Company’s taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Further sales or exchanges occurring subsequent to December 31, 2022 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $202.7 million contingent liability as of December 31, 2022 described below. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized.
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to TRA; therefore, as of December 31, 2022, the Company has not recognized the entire contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, these TRA liabilities (which amounted to approximately $202.7 million at December 31, 2022) will be recorded through charges in the Company’s consolidated statements of operations.
Each year, we evaluate the realizability of the deferred tax assets resulting from the sale or exchange of Amneal Common Units for Class A common stock. Although the deferred tax assets are not determined to be realizable, as of December 31, 2022, the Company had assessed that a TRA liability of $0.6 million had become probable. Accordingly, the Company recorded an expense associated with the TRA in other income, net of $0.6 million for the year ended December 31, 2022. In subsequent periods, the Company will continue to evaluate whether any future TRA payments become probable and can be estimated and, if so, the estimate of payment will be accrued.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic which, among other things, includes provisions relating to income and non-income-based tax laws. As a result of the CARES Act, the Company carried back approximately $345.0 million in NOLs generated in 2018 to prior taxable income years. In carrying back the 2018 loss to an earlier year, the Company was able to benefit the losses at a 35% tax rate rather than the current U.S. corporate tax rate of 21%. Accordingly, the Company recorded a discrete income tax benefit of $110.0 million for the year ended December 31, 2020. During July 2020, the Company received a cash refund for $106.0 million of the $110.0 million NOL carryback, plus interest of approximately $4.0 million, with an additional $2.0 million received in February of 2021. The remainder of the NOL carryback is expected to be received before December 31, 2023.

For the years ended December 31, 2022, 2021 and 2020 the Company's provision for (benefit from) income taxes and effective tax rates were $6.7 million and (2.7)%, $11.2 million and 35.7%, and $(104.4) million and 291.7%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Internal Revenue Services (“IRS”) has completed an income tax audit for the 2018 tax return, the year of the Company’s CARES Act carryback. The Company sustained the entire carryback and therefore, the statute is closed for 2018 and prior years. The Company’s 2019 through 2021 tax years remain open to IRS exam. In the U.S., income tax returns are generally subject to examination for a period of three years. Neither the Company nor any of its other affiliates is currently under audit by the IRS. The Amneal partnership is currently under examination in certain states and the Company does not expect any material adjustments as of December 31. 2022.
The components of the Company's (loss) income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(260,616)	$(10,540)	$(99,966)
International	12,489	41,906	64,186
Total (loss) income before income taxes	$(248,127)	$31,366	$(35,780)
The provision for (benefit from) income taxes was comprised of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Domestic	$(1,073)	$1,311	$(113,754)
Foreign	7,735	9,885	9,396
Total current income tax	$6,662	$11,196	$(104,358)
For the years ended December 31, 2022, 2021, and 2020, the Company did not record a provision for deferred income taxes as a result of recording a full valuation allowance on its DTAs.
The Company’s effective tax rates were as follows:

	Years Ended December 31,
	2022	2021	2020
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	(0.8)	4.2	(2.0)
Income not subject to tax	(10.7)	6.4	(29.8)
Foreign rate differential	(3.4)	17.3	(7.1)
Permanent book/tax differences	(0.3)	4.8	—
CARES Act	—	—	139.9
Valuation allowance	(10.3)	(13.5)	163.2
Other	1.8	(4.5)	6.5
Effective income tax rate	(2.7)%	35.7%	291.7%

The change in effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the timing and mix of income and to the release of reserves for uncertain tax positions.

The change in effective income tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the $110.0 million benefit from the carryback of U.S. Federal DTAs under the CARES Act for the year ended December 31, 2020 described above.

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$416,588	$422,812	$470,193
Increase (decrease) due to net operating losses and temporary differences	25,589	(10,828)	(54,971)
Increase due to stock-based compensation	224	5,513	—
Decrease recorded against goodwill	(1,590)	—	—
Increase (decrease) recorded against additional paid-in capital	2,720	2,842	(1,631)
(Decrease) increase recorded against other comprehensive income	(8,636)	(3,751)	9,221
Balance at the end of the period	$434,895	$416,588	$422,812
At December 31, 2022, the Company had approximately $136.4 million of foreign net operating loss carry forwards.  These net operating loss carry forwards will partially expire, if unused, between 2029 and 2031.  At December 31, 2022, the Company had approximately $253.8 million of federal and $173.8 million of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely, and the majority of the state net operating losses will expire, if unused, between 2034 and 2042.  At December 31, 2022, the Company had approximately $13.3 million of federal R&D credit carry forwards and $12.3 million of state R&D credit carry forwards.  The majority of the federal R&D credit carry forwards will expire if unused, between 2034 and 2042 and the majority of state credits can be carried forward indefinitely.
The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Partnership interest in Amneal	$203,336	$200,872
Projected imputed interest on TRA	25,255	25,615
Net operating loss carryforward	82,338	73,861
IRC Section 163(j) interest carryforward	54,996	46,407
Capitalized costs	2,505	1,300
Accrued expenses	431	498
Stock-based compensation	5,737	5,513
Intangible assets	23,967	28,380
Tax credits and other	36,330	34,142
Total deferred tax assets	434,895	416,588
Valuation allowance	(434,895)	(416,588)
Net deferred tax assets	$—	$—
The Company's Indian subsidiaries are primarily export-oriented and in some cases are eligible for certain limited income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, up to March 31, 2023. Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.9%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternate Tax (MAT), at the rate of 21.5%. For the years ended December 31, 2022, 2021 and 2020, the effect of income tax holidays granted by the Indian government reduced the overall provision for income taxes, increased the benefit from income taxes and increased net income/decreased net loss by approximately $5.0 million, $3.0 million, and $3.0 million, respectively. After the expiration of SEZ benefit, the Company will claim a reduced tax rate in India of approximately 25.17%.
The Company accounts for income tax contingencies using the benefit recognition model. The Company will recognize a benefit if a tax position is more likely than not to be sustained upon audit, based solely on the technical merits. The benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The amount of unrecognized tax benefits at December 31, 2022, 2021, and 2020, was $3.6 million, $5.5 million and $5.4 million, respectively, of which $3.5 million, $5.4 million and $5.0 million, respectively, would impact the Company’s effective tax rate if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in provision for (benefit from) income taxes. Net interest expense (benefit) related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 was $(0.7) million, $0.1 million and $(0.3) million, respectively. Accrued interest expense as of December 31, 2022, 2021, and 2020 was $0.1 million, $0.8 million, and $0.8 million, respectively. Income tax penalties are included in provision for (benefit from) income taxes. Accrued tax penalties as of December 31, 2022, 2021 and 2020 were immaterial.
A rollforward of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at the beginning of the period	$5,489	$5,368	$6,176
Gross change for current period positions	110	131	125
Gross change for prior period positions	(1,983)	(10)	443
Decrease due to settlements and payments	—	—	(1,376)
Unrecognized tax benefits at the end of the period	$3,616	$5,489	$5,368
In India, the income tax return for the fiscal year ending March 31, 2019 is currently being reviewed by tax authorities as part of the normal procedures, and the Company is not expecting any material adjustments. There are no other income tax returns in the process of examination, administrative appeal, or litigation. Income tax returns are generally subject to examination for a period of 3 years, 5 years, and 4 years after the tax year in India, Switzerland, and Ireland, respectively.
Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $111.0 million of undistributed earnings of foreign subsidiaries as of December 31, 2022. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.
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
8. (Loss) Earnings per Share
Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) earnings attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) earnings attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period, adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(129,986)	$10,624	$91,059

Denominator:
Weighted-average shares outstanding - basic	150,944	148,922	147,443
Effect of dilutive securities
Stock options	—	767	348
Restricted stock units	—	2,132	1,122
Weighted-average shares outstanding - diluted	150,944	151,821	148,913
Net (loss) earnings per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$(0.86)	$0.07	$0.62
Diluted	$(0.86)	$0.07	$0.61
Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and, therefore, are not participating securities.  As such, separate presentation of basic and diluted (loss) earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of Class A common stock (in thousands).

	Years Ended December 31,
	2022		2021		2020
Stock options	2,648	(1)	347	(3)	671	(3)
Restricted stock units	10,755	(1)	—		—
Performance stock units	7,174	(1)	5,055	(4)	2,973	(4)
Shares of Class B common stock	152,117	(2)	152,117	(2)	152,117	(2)
(1)Excluded from the computation of diluted loss per share of Class A common stock for the years ended December 31, 2022 because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the year ended December 31, 2022.
(2)Shares of Class B common stock are considered potentially dilutive shares of Class A common stock. Shares of Class B common stock have been excluded from the computations of diluted (loss) earnings per share of Class A common stock for each of the years ended December 31, 2022, 2021 and 2020 because the effect of their inclusion would have been anti-dilutive under the if-converted method.
(3)Excluded from the computation of diluted earnings per share of Class A common stock for the years ended December 31, 2021 and 2020 because the exercise price of the stock options exceeded the average market price of the Class A common stock during the period (out-of-the-money).
(4)Excluded from the computation of diluted earnings per share of Class A common stock for the years ended December 31, 2021 and 2020 because the performance vesting conditions were not met.

9. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Gross accounts receivable	$1,344,959	$1,191,792
Allowance for credit losses	(2,122)	(1,665)
Contract charge-backs and sales volume allowances (1)	(573,592)	(503,902)
Cash discount allowances	(27,454)	(23,642)
Subtotal	(603,168)	(529,209)
Trade accounts receivable, net	$741,791	$662,583
(1)Refer to Note 4. Revenue Recognition for additional information.
Concentration of Receivables
Trade accounts receivables from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	December 31, 2022	December 31, 2021
Customer A	41%	37%
Customer B	25%	24%
Customer C	21%	25%
10. Inventories
Inventories are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$224,607	$214,508
Work in process	58,522	47,802
Finished goods	247,606	227,079
Total inventories	$530,735	$489,389

11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Deposits and advances	$1,821	$1,174
Prepaid insurance	8,090	7,962
Prepaid regulatory fees	5,298	3,710
Escrow deposits for legal settlements (1)	—	33,000
Income and other tax receivables	12,881	8,850
Prepaid taxes	16,593	16,085
Other current receivables (2)	33,133	9,770
Other prepaid assets	17,144	17,309
Chargebacks receivable (3)	8,605	12,358
Total prepaid expenses and other current assets	$103,565	$110,218
(1)Escrow deposits for legal settlements included preliminary settlement escrow deposits by the Company’s insurers of $33.0 million as of December 31, 2021, associated with insured securities class action lawsuits. Refer to Note 21. Commitments and Contingencies for additional details regarding these matters. This escrow deposit was used to satisfy the securities class action Fleming v. Impax in 2022.
(2)Other current receivables as of December 31, 2022 include a $21.4 million receivable for an upfront payment associated with the Orion Agreement which was collected in January 2023. Refer to Note 5. Alliance and Collaboration for additional information.
(3)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.
12. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$10,706	$11,540
Buildings	225,630	230,994
Leasehold improvements	124,668	123,508
Machinery and equipment	411,572	414,098
Furniture and fixtures	13,823	12,745
Vehicles	1,699	1,485
Computer equipment	58,344	56,087
Construction-in-progress	69,344	58,263
Total property, plant, and equipment	915,786	908,720
Less: Accumulated depreciation	(445,971)	(394,562)
Property, plant, and equipment, net	$469,815	$514,158
Depreciation recognized by the Company was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Depreciation	$68,112	$60,705	$60,420

13. Goodwill and Other Intangible Assets
The changes in goodwill were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance, beginning of period	$593,017	$522,814
Goodwill acquired during the period	7,553	70,584
Adjustment during the period for the Puniska Acquisition	3,075	—
Currency translation	(4,792)	(381)
Balance, end of period	$598,853	$593,017
As of December 31, 2022, $366.3 million, $163.1 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2021, $363.9 million, $159.6 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the year ended December 31, 2022, goodwill acquired during the period was associated with the Saol Acquisition. For the year ended December 31, 2021, the addition to goodwill was associated with the Puniska Acquisition and the KSP Acquisition. Refer to Note 3. Acquisitions for additional information about the Saol Acquisition, Puniska Acquisition and the KSP Acquisition.
Annual Goodwill Impairment Test
The Company performed a quantitative annual goodwill impairment test for each reporting unit on October 1, 2022, the measurement date. The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. Based on the results of the annual impairment test, the Company determined that the estimated fair values of the Generics, Specialty and AvKARE reporting units exceeded their respective carrying amounts as of the measurement date; therefore, the Company did not record an impairment charge for the year ended December 31, 2022. There were no indicators of goodwill impairment during the year ended December 31, 2022, including the period subsequent to the measurement date.
In performing the annual goodwill impairment test, the Company utilized long-term growth rates for its reporting units ranging from no growth to 1.0% and discount rates ranging from 11.5% to 15.1% in its estimation of fair value. As of December 31, 2022, the estimated fair value of the Generics reporting unit was in excess of its carrying value by approximately 57%, the estimated fair value of the Specialty reporting unit was in excess of its carrying value by approximately 28% and the estimated fair value of the AvKARE reporting unit was in excess of its carrying value by approximately 148%.  A 500-basis point increase in the assumed discount rates utilized in each test would not have resulted in a goodwill impairment charge in any of the Company's reporting units.
While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate, could result in a future impairment.

Intangible assets were comprised of the following (in thousands):

	December 31, 2022				December 31, 2021
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	7.5	$1,222,762	$(573,281)	$649,481	$1,122,612	$(436,902)	$685,710
Other intangible assets	4.1	133,800	(77,943)	55,857	133,800	(58,013)	75,787
Total		1,356,562	(651,224)	705,338	1,256,412	(494,915)	761,497
In-process research and development		390,755	—	390,755	405,425	—	405,425
Total intangible assets		$1,747,317	$(651,224)	$1,096,093	$1,661,837	$(494,915)	$1,166,922
For the year ended December 31, 2022, the Company recognized a total of $24.1 million of intangible asset impairment charges, of which $11.1 million was recognized in cost of goods sold and $13.0 million was recognized in in-process research and development. The impairment charges for the year ended December 31, 2022 primarily related to three currently marketed products and two IPR&D products. Cost of sales impairment charges for the year ended December 31, 2022 of $11.1 million related to currently marketed products of which (i) one product experienced significant price erosion during 2022, resulting in significantly lower than expected future cash flows and negative margins, (ii) the supply agreement of one product was terminated during 2022 and therefore the asset was not recoverable and (iii) one product was no longer expected to be sold to a key customer, and therefore the asset was not recoverable. IPR&D impairment charges for the year ended December 31, 2022 of $13.0 million related to (i) one asset that experienced a delay in its expected launch date and (ii) one asset that experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows.
For the year ended December 31, 2021, the Company recognized a total of $23.4 million of intangible asset impairment charges, of which $22.7 million was recognized in cost of goods sold and $0.7 million was recognized in in-process research and development. The impairment charges for the year ended December 31, 2021 were primarily related to seven currently marketed products and one IPR&D product. For the currently marketed products, five products experienced significant price erosion during 2021, resulting in significantly lower than expected future cash flows and negative margins. Of the five currently marketed products that experienced significant price erosion during 2021, Levothyroxine contributed $17.7 million of the $22.7 million in cost of goods sold impairment charges (refer to Note 5. Alliance and Collaboration for additional information about the Company’s Levothyroxine license with JSP). Additionally, the supply agreements for two currently marketed products were terminated early due to market conditions. The IPR&D impairment charge of $0.7 million was related to one product that experienced a delay in its expected launch date, resulting in significantly lower than expected future cash flows.
For the year ended December 31, 2020, the Company recognized a total of $37.3 million of intangible asset impairment charges, of which $34.6 million was recognized in cost of goods sold and $2.7 million was recognized in in-process research and development. The impairment charges for the year ended December 31, 2020 were primarily related to six currently marketed products and four IPR&D products. For the currently marketed products, four products experienced significant price erosion during 2020, resulting in significantly lower than expected future cash flows and negative margins, one product had its contract terminated and one product’s supply agreement ended under an early termination due to market conditions. The IPR&D charges were associated with four products, three of which experienced significant price erosion for the products, resulting in significantly lower than expected future cash flows, and the other of which was canceled due to the withdrawal of the Company’s development partner.
Amortization expense related to intangible assets recognized was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Amortization	$172,063	$172,701	$174,967

The following table presents future amortization expense for the next five years and thereafter, excluding $390.8 million of IPR&D intangible assets (in thousands).

Future Amortization
2023	$163,473
2024	161,169
2025	122,478
2026	71,743
2027	50,180
Thereafter	136,295
Total	$705,338
14. Other Assets
Other assets are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Interest rate swap (1)	$85,586	$—
Security deposits	3,523	3,895
Long-term prepaid expenses	3,711	5,896
Deferred revolving credit facility costs	2,206	1,603
Other long-term assets	8,191	9,220
Total	$103,217	$20,614
(1)Refer to Note 19. Fair Value Measurements and Note 20. Financial Instruments for information about the Company’s interest rate swap.
15. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021 (2)
Accounts payable	$165,980	$131,084
Accrued returns allowance (1)	145,060	161,978
Accrued compensation	54,038	62,098
Accrued Medicaid and commercial rebates (1)	86,030	85,737
Accrued royalties	19,309	20,893
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	11,386	9,926
Taxes payable	359	2,523
Accrued other	45,811	40,880
Total accounts payable and accrued expenses	$538,199	$525,345
(1)Refer to Note 4. Revenue Recognition for additional information.
(2)The prior period balance related to liabilities for legal proceedings of $58.0 million (refer to Note 21. Commitments and Contingencies), formerly included in accounts payable and accrued expenses as of December 31, 2021, has been reclassified to the balance sheet caption current portion of liabilities for legal matters to conform to the current period presentation in the consolidated balance sheets.

16. Debt
The following is a summary of the Company’s term loan indebtedness (in thousands):

	December 31, 2022	December 31, 2021
Term Loan due May 2025	$2,563,876	$2,590,876
Rondo Term Loan due January 2025	72,000	139,250
Other	—	624
Total debt	2,635,876	2,730,750
Less: debt issuance costs	(13,934)	(20,083)
Total debt, net of debt issuance costs	2,621,942	2,710,667
Less: current portion of long-term debt	(29,961)	(30,614)
Total long-term debt, net	$2,591,981	$2,680,053
Senior Secured Credit Facilities
On May 4, 2018 the Company entered into a senior credit agreement that provided a term loan (“Term Loan”) with a principal amount of $2.7 billion and an asset backed revolving credit facility (“Revolving Credit Facility”) under which loans and letters of credit up to a principal amount of $500.0 million were available (principal amount of up to $25.0 million was available for letters of credit). On June 2, 2022, the Company entered into a revolving credit agreement (the “New Credit Agreement”) that amended the Revolving Credit Facility and reduced the principal amount of loans and letters of credit to $350.0 million (the “New Revolving Credit Facility”). The Term Loan, Revolving Credit Facility and the New Revolving Credit Facility are collectively referred to as the “Senior Secured Credit Facilities”. Refer to below section titled New Credit Agreement for further details regarding the New Revolving Credit Facility.
The Term Loan is repayable in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. The Term Loan bears a variable annual interest rate, which is a LIBOR-designated rate plus 3.5% at December 31, 2022. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with its Term Loan. For further details, refer to Note 20. Financial Instruments.
The Term Loan requires regular principal payments of $6.75 million quarterly in 2023, 2024, and 2025, with the balance of the Term Loan payable at maturity on May 4, 2025. Annually, the Company is also required to calculate the amount of excess cash flows, as defined in the Term Loan agreement. Based on the results of the excess cash flows calculation for the year ended December 31, 2020, the Company made a $14.4 million additional principal payment in March 2021. Based on the results of the excess cash flows calculation for the years ended December 31, 2022 and 2021, no additional principal payments were due.
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
The Company incurred costs associated with the Term Loan due May 2025 of $38.1 million and the Revolving Credit Facility of $4.6 million, which were capitalized and are being amortized over the life of the applicable debt agreement to interest expense using the effective interest method. Subject to the refinancing, there was a decrease in the borrowing capacity of certain lenders between the New Revolving Credit Facility and the Revolving Credit Facility. As a result, the Company recorded a $0.3 million charge for the year ended December 31, 2022 in loss on refinancing. Additionally, the Company incurred costs of $1.6 million associated with the New Credit Agreement, which were capitalized as deferred financing costs with the remaining unamortized costs associated with the Revolving Credit Facility, and will be amortized over the life of the New Credit Agreement. The Term Loan has been recorded in the balance sheet net of issuance costs. Costs associated with the New Revolving Credit Facility have been recorded in other assets. For each of the years ended December 31, 2022, 2021 and 2020, amortization of deferred financing costs related to the Term Loan, the New Revolving Credit Facility and the Revolving Credit Facility was $6.1 million, $6.4 million and $6.5 million, respectively.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal’s and its subsidiaries’ assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries’ ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. At December 31, 2022, Amneal was in compliance with all covenants associated with the Senior Secured Credit Facilities. A discussion of the covenants associated with the New Credit Agreement is below.
New Credit Agreement
The New Credit Agreement (i) replaced the Revolving Credit Facility with the New Revolving Credit Facility, a $350.0 million senior secured revolving credit facility that matures on June 2, 2027, (ii) provides for up to $25.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit, (iii) provides for up to $35.0 million of the New Revolving Credit Facility to be available for the purpose of issuing swingline loans, (iv) allows the Company to request an incremental increase in the revolving facility commitments by up to $150.0 million, and (v) terminated the revolving credit facility commitments of lenders under the Revolving Credit Facility.
Interest is payable on the New Revolving Credit Facility at a rate equal to the alternate base rate (“ABR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin, in each case, subject to an ABR floor of 1.00% or a SOFR floor of 0.00%, as applicable. The applicable margin for the New Revolving Credit Facility is initially 0.25% per annum for ABR loans and 1.25% per annum for SOFR loans. The applicable margin on borrowings under the New Revolving Credit Facility thereafter will adjust ranging from 0.25% to 0.50% per annum for ABR loans and from 1.25% to 1.50% per annum for SOFR loans determined by the average historical excess availability. The proceeds of any loans made under the New Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below. The Company pays a commitment fee based on the average daily unused amount of the New Revolving Credit Facility at a rate of 0.25% per annum. As of December 31, 2022, the interest rate for borrowings under the New Revolving Credit Facility was approximately 5.9%.
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
As of December 31, 2022, the Company had $60.0 million in borrowings and $285.9 million of available capacity under the New Revolving Credit Facility
Acquisition Financing - Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Rondo Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan (“Rondo Term Loan”) with a principal amount of $180.0 million and a revolving credit facility (“Rondo Revolving Credit Facility”) which loans up to a principal amount of $30.0 million. The Rondo Term Loan is repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. The Rondo Credit Facility bears a variable annual interest rate, which originated as one-month LIBOR plus 3.0%. During September 2021, the Company prepaid $25.0 million of outstanding principal of the Rondo Term Loan, which permitted the variable rate to be repriced. At December 31, 2022, the variable annual interest rate is one-month LIBOR plus 2.5%. Additionally, the annual interest rate for borrowings under the Rondo Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.  At December 31, 2022, the Company had no outstanding borrowings under the Rondo Revolving Credit Facility.

A commitment fee based on the average daily unused amount of the Rondo Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At December 31, 2022, the Rondo Credit Facility commitment fee rate was 0.25% per annum.
Costs associated with the Rondo Term Loan of $3.5 million and the Rondo Credit Facility of $0.6 million have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan has been recorded in the balance sheet net of issuance costs.  Costs associated with the Rondo Revolving Credit Facility have been recorded in other assets.  For the year ended December 31, 2022, amortization of deferred financing costs associated with the Rondo Credit Facility was less than $1.0 million.
The Rondo Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S.  The Rondo Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates.  The Rondo Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Rondo Credit Facility may be accelerated and/or the interest rate may be increased.  At December 31, 2022, Rondo was in compliance with all covenants.  The Company is not party to the Rondo Credit Facility and is not a guarantor of any debt incurred thereunder. The Rondo Term Loan requires principal payments of $9.0 million per year for the next two years and the balance payable at maturity on January 31, 2025.
During the year ended December 31, 2022, the Company repaid $67.3 million of outstanding principal of the Rondo Term Loan. Additionally, the Company repaid the remaining $0.6 million in principal of other debt obligations in June 2022.
Rondo Acquisitions Financing – Notes Payable-Related Party
On January 31, 2020, the closing date of the Rondo Acquisitions, Rondo or its subsidiary, Rondo Top Holdings, LLC, issued the Sellers Notes with a stated aggregate principal amount of $44.2 million and the Short-Term Sellers Note with a stated principal amount of $1.0 million.  The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025.  The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt.  If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest are satisfied no later than January 31, 2030 or earlier, upon a change in control, as defined.  The Short-Term Sellers Note was also unsecured, accrued interest at a rate of 1.6%, and was paid during February 2021.
In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value.  The Sellers Notes were stated at the fair value estimate of $35.0 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework.  The Short-Term Sellers Note of $1.0 million was recorded at the stated principal amount of $1.0 million, which approximated fair value.  The $9.2 million discount on the Sellers Notes will be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes will accrete to the stated principal amount of $44.2 million. During the year ended December 31, 2022, amortization of the discount related to the Sellers Notes was $1.7 million.
The Company is not party to or a guarantor of the Sellers Notes. The Sellers Notes were recorded in notes payable-related party within long-term liabilities as of December 31, 2022 and 2021.

17. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Interest rate swap (1)	$—	$11,473
Uncertain tax positions	563	3,177
Long-term portion of liabilities for legal matters	49,442	—
Long-term compensation (2)	16,737	21,589
Contingent consideration	11,997	—
Other long-term liabilities	8,729	2,664
Total other long-term liabilities	$87,468	$38,903
(1)    Refer to Note 19. Fair Value Measurements and Note 20. Financial Instruments for information about the Company’s interest rate swap.
(2)    Includes $7.6 million and $11.8 million of long-term deferred compensation plan liabilities (refer to Note 19. Fair Value Measurements) as of December 31, 2022 and 2021, respectively, and $9.1 million and $8.0 million of long-term employee benefits for the Company’s international employees as of December 31, 2022 and 2021, respectively.
18. Leases
The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, R&D facilities, and land. The Company's leases have remaining lease terms of 1 year to 22 years (excluding international land easements with remaining terms of approximately 28-97 years). Rent expense for the years ended December 31, 2022, 2021 and 2020 was $22.6 million, $19.8 million, and $26.3 million, respectively.
During the year ended December 31, 2020, the Company recorded $0.6 million for the impairment of the operating lease right-of-use asset associated with the Company’s Blue Bell, PA facility due to the closure of that site. There were no impairments of operating lease right-of-use assets for the years ended December 31, 2022 and December 31, 2021.
The components of total lease costs were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost (1)	$17,800	$15,057	21,664
Finance lease cost:
Amortization of right-of-use assets	4,808	4,713	4,487
Interest on lease liabilities	4,508	4,601	4,773
Total finance lease cost	9,316	9,314	9,260
Total lease cost	$27,116	$24,371	$30,924
(1)Includes variable and short-term lease costs.

Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$38,211	$39,899
Operating lease right-of-use assets - related party (1)	17,910	20,471
Total operating lease right-of-use assets	$56,121	$60,370

Operating lease liabilities	$32,126	$32,894
Operating lease liabilities - related party (1)	15,914	18,783
Current portion of operating lease liabilities	8,321	9,686
Current portion of operating lease liabilities - related party (1)	2,869	2,636
Total operating lease liabilities	$59,230	$63,999

Financing leases
Financing lease right of use assets	$63,424	$64,475

Financing lease liabilities	$60,769	$60,251
Current portion of financing lease liabilities	3,488	3,101
Total financing lease liabilities	$64,257	$63,352
(1)     Refer to Note 24. Related Party Transactions for information about related party leases.
Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,539	$4,601
Operating cash flows from operating leases	$16,217	$15,006
Financing cash flows from finance leases	$3,484	$3,179
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,504	$12,006
Right-of-use assets obtained in exchange for new financing lease liabilities	$4,606	$1,072
The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term - operating leases	5 years	5 years
Weighted average remaining lease term - finance leases	19 years	21 years
Weighted average discount rate - operating leases	8.5%	6.9%
Weighted average discount rate - finance leases	7.2%	7.1%

Maturities of lease liabilities as of December 31, 2022 were as follow (in thousands):

	Operating Leases	Financing Leases
2023	$15,843	$7,976
2024	16,558	6,913
2025	14,264	6,466
2026	10,393	5,989
2027	7,420	5,645
Thereafter	11,550	85,220
Total lease payments	76,028	118,209
Less: Imputed interest	(16,798)	(53,952)
Total	$59,230	$64,257
Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2022	$16,136	$7,492
2023	16,412	6,726
2024	15,215	5,572
2025	11,363	5,474
2026	7,400	5,474
Thereafter	9,712	89,862
Total lease payments	76,238	120,600
Less: Imputed interest	(12,239)	(57,248)
Total	$63,999	$63,352
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

	Fair Value Measurement Based on
December 31, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest Rate Swap (1)	$85,586	$—	$85,586	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,674	$—	$9,674	$—
Contingent consideration liability (3)	$15,427	$—	$—	$15,427

December 31, 2021
Liabilities
Interest Rate Swap (1)	$11,473	$—	$11,473	$—
Deferred compensation plan liabilities (2)	$13,883	$—	$13,883	$—
Contingent consideration liability (3)	$5,900	$—	$—	$5,900
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
(2)As of December 31, 2022, deferred compensation plan liabilities of $2.1 million and $7.6 million were recorded in current and non-current liabilities, respectively. As of December 31, 2021, deferred compensation plan liabilities of $2.1 million and $11.8 million were recorded in current and non-current liabilities, respectively. These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of December 31, 2022, the contingent consideration liability associated with the Saol Acquisition included $0.1 million recorded in accounts payable and accrued expenses and $12.0 million recorded in other-longer term liabilities. As of December 31, 2022 and 2021, the contingent consideration liability associated with the KSP Acquisition was valued at approximately $3.3 million and $5.9 million, respectively, and recorded within related party payables - long term. Refer to Note 3. Acquisitions for additional information related to contingent consideration associated with the KSP Acquisition and the Saol Acquisition.
There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2022.
Contingent consideration
On April 2, 2021, the Company completed the KSP Acquisition, which provided for contingent milestone payments of up to an aggregate of $8.0 million (undiscounted) upon the achievement of certain regulatory milestones, as well as contingent royalty payments that are tiered depending on the net sales amount of aggregate annual net sales for certain future pharmaceutical products.

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
The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$5,900	$—
Addition due to the Saol Acquisition	8,796	—
Addition due to the KSP Acquisition	—	5,700
Net change in fair value during period	731	200
Balance, end of period	$15,427	$5,900
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
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of December 31, 2022 and 2021:

Contingent Consideration Liability	Fair Value as of December 31, 2022 (in thousands)	Unobservable input	Range		Weighted Average(1)
Regulatory Milestones (KSP Acquisition)	$390	Discount rate	7.2%	8.5%	7.3%
		Probability of payment	1.8%	20.0%	18.6%
		Projected year of payment	2024	2026	2024
Royalties (KSP Acquisition)	$2,900	Discount rate	12.5%	12.5%	12.5%
		Probability of payment	1.8%	20.0%	18.6%
		Projected year of payment	2024	2033	2028
Royalties (Saol Acquisition)	$12,137	Discount rate	17.8%	17.8%	17.8%
		Projected year of payment	2023	2033	2027

Contingent Consideration Liability	Fair Value as of December 31, 2021 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones (KSP Acquisition)	$500	Discount rate	2.2%	-	4.4%	2.4%
		Probability of payment	1.8%	-	20.0%	16.7%
		Projected year of payment	2023	-	2027	2023
Royalties (KSP Acquisition)	$5,400	Discount rate	11.5%	-	11.5%	11.5%
		Probability of payment	1.8%	-	20.0%	18.0%
		Projected year of payment	2023	-	2032	2029
(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at December 31, 2022 and 2021 was approximately $2.3 billion and $2.6 billion, respectively.
The Rondo Term Loan is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at December 31, 2022 and 2021 was approximately $70.9 million and $138.9 million, respectively.
The Sellers Notes are in the Level 2 category within the fair value level hierarchy. At December 31, 2022 and 2021 the fair value of the Sellers Notes were $39.1 million and $37.9 million, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the years ended December 31, 2022 and 2021.
20. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company is exposed to interest rate risk on its debt obligations. The Company's debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, refer to Note 16. Debt).  The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range.  In order to achieve this objective, the Company has entered into an interest rate swap on the Term Loan.
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
As of December 31, 2022, the total gain, net of income taxes, related to the Company’s cash flow hedge was $85.6 million, of which $42.3 million was recognized in accumulated other comprehensive income and $43.3 million was recognized in non-controlling interests. As of December 31, 2021, the total loss, net of income taxes, related to the Company’s cash flow hedge was $11.5 million, of which $6.0 million was recognized in accumulated other comprehensive loss and $5.5 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$85,586	Other long-term liabilities	$11,473

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
Charges (insurance recoveries) related to legal matters, net were comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Opana ER® antitrust litigation	$262,837	$—	$—
Civil prescription opioid litigation	17,993	—	—
Securities class action - Cambridge Retirement System v. Amneal	(15,500)	25,000	—
Galeas v. Amneal	1,200	—	—
Other	3,400	—	5,860
Total	$269,930	$25,000	$5,860

Liabilities for legal matters were comprised of the following (in thousands):

	Year Ended December 31,
Matter	2022	2021
Opana ER® antitrust litigation(1)	$83,944	$—
Opana ER® antitrust litigation - accrued interest	1,423	—
Civil prescription opioid litigation	17,993	—
Securities class action - Fleming v. Impax(2)	—	33,000
Securities class action - Cambridge Retirement System v. Amneal(3)	—	25,000
Galeas v. Amneal	1,200	—
Other	2,923	—
Current portion of liabilities for legal matters	$107,483	$58,000

Opana ER® antitrust litigation(1)	$50,000	$—
Imputed interest	(1,405)	—
Accrued interest	847	—
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$49,442	$—
(1) During 2022, the Company paid $131.1 million of the $265.0 million settlement to certain plaintiffs pursuant to the Opana ER® antitrust litigation settlement agreements (see below under Opana ER® Antitrust Litigation for additional information).
(2) Upon final approval by the court, the securities class action Fleming v. Impax was settled for $33.0 million during 2022 using a security deposit funded by insurance in 2021 (refer to Note 11. Prepaid Expenses and Other Current Assets). See below for additional information.
(3) Upon final approval by the Court, the securities class action Cambridge Retirement System v. Amneal was settled during 2022 for $25.0 million with cash paid by the Company of $9.5 million and insurance recoveries of $15.5 million. See below for additional information.
As of December 31, 2022, the remaining payments associated with the Opana ER® antitrust litigation settlement agreements are as follows:

Amount Due
January 2023	$83,944
January 2024	50,000
$133,944
3% interest is payable on the amounts due in January 2023 and January 2024. The Company includes the interest accrual on these amounts as a component of the current portion of liabilities for legal matters. Additional interest of 2.7% was imputed on the $50.0 million long-term liability due in January 2024, resulting in an initial discount of $2.2 million, which is being amortized to interest expense over the life of the liability using the effective interest method.
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

Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. (“Endo”), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. FTC Complaint Counsel appealed the decision to the full Commission, and in March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision. The Opinion & Order did not provide for any monetary damages but enjoined Impax from entering into future agreements containing certain terms. Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit, and on April 13, 2021, the Fifth Circuit issued a decision denying Impax’s Petition for Review, effectively affirming the FTC’s Opinion & Order. On September 10, 2021, Impax filed a petition for writ of certiorari in the Supreme Court, which was denied in December 2021.

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

In June 2022, Impax entered into a preliminary settlement agreement with the class of direct purchasers that, if all conditions are satisfied, would result in the resolution of substantially all the direct purchasers’ and individual complainants’ underlying claims and lawsuits in the MDL. At the same time, Impax entered into a settlement agreement with individual complainants that resolved all of their claims and lawsuits in the MDL. Subsequently, Impax entered into a separate preliminary settlement agreement with the class of indirect purchasers that, if all conditions are satisfied, would result in the resolution of substantially all the indirect purchasers’ underlying claims and lawsuits in the MDL. The direct purchaser plaintiffs, indirect purchaser plaintiffs, and individual complainants are referred to herein collectively as “the Plaintiffs.” On November 3, 2022, the N.D. Ill. approved the direct purchasers’ settlement. On December 15, 2022, the N.D. Ill. approved the indirect purchasers’ settlement.

Pursuant to the settlement agreements, the Company has agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all the Plaintiffs’ claims. 3% interest is due on $150.0 million payable between December 2022 and mid-January 2024. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries. Upon court approval of the final settlement agreements as discussed above, substantially all the claims and lawsuits in the litigation were resolved. During the year ended December 31, 2022, the Company recorded a pre-tax charge of $262.8 million associated with the settlement agreements. Imputed interest of $2.2 million will be recognized to interest expense during the payment period.

Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda® IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiff seeks, among other things, unspecified monetary damages, and equitable relief, including disgorgement and restitution. On September 13, 2016, the Court stayed the indirect purchaser plaintiff’s claims pending factual development or resolution of claims brought in a separate, related complaint by direct purchasers (in which the Company is not a defendant). On September 10, 2018, the Court lifted the stay and referred the case to the assigned Magistrate Judge for supervision of supplemental, non-duplicative discovery in advance of mediation to be scheduled in 2019. The parties thereafter participated in supplemental discovery, as well as supplemental motion-to-dismiss briefing. On December 26, 2018, the Court granted in part and denied in part motions to dismiss the indirect purchaser plaintiff’s claims. On January 7, 2019, Amneal, its relevant co-defendants, and the indirect purchaser plaintiff informed the Magistrate Judge that they had agreed to mediation, which occurred in April 2019. In June 2019, the Company reached a settlement with the plaintiff, subject to Court approval. On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company), until the disposition of the claims against the non-settling defendants. The remaining defendants subsequently also settled with the plaintiff. The plaintiff filed proposed materials seeking final approval of all settlements, including with the Company, and to finally resolve the case. The Court has scheduled a fairness hearing on the proposed settlement, which is set to take place on March 23, 2023. The amount of the settlement was not material to the Company’s consolidated financial statements.
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
Both the May 10, 2019 and June 10, 2019 lawsuits have been incorporated into MDL No. 2724, and the June 10, 2020 lawsuit has been selected for bellwether status. On March 30, 2022, the State of Alabama voluntarily dismissed all its claims in the two actions against all defendants, including the Company, without prejudice. On February 21, 2023, the Territory of Guam voluntarily dismissed all its claims in the two actions against all defendants, including the Company, with prejudice. On February 27, 2023, the Court addressed defendants’ motions to dismiss the June 10, 2020 bellwether action, holding that the states may not pursue certain federal remedies, and otherwise denying Amneal’s joint and individual motion to dismiss. The court did not analyze the substance of the states’ state law claims, reserving those issues for a separate ruling.
Fact and document discovery in MDL No. 2724 are proceeding. The court has entered a Pretrial Order setting a schedule for the bellwether cases, which includes a June 1, 2023 deadline for bellwether fact discovery and a March 13, 2023 deadline for the filing of summary judgement motions. No trial date has been set.
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
Civil Prescription Opioid Litigation
The Company and certain of its affiliates have been named as defendants in various matters filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include state Attorneys General, county and municipal governments, hospitals, Native American tribes, pension funds, third-party payors and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors and retail pharmacies as defendants, and there are numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors and retail pharmacies in which the Company and its affiliates are not named. Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 914 cases in the MDL in which the Company or its affiliates have been named as defendants. The Company is also named in approximately 77 state court cases pending in ten states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except in Alabama (July 24, 2023) and Texas (May 20, 2024 (Dallas County) and September 30, 2024 (Bexar County). The Company was not involved in the September 2022 trial in New Mexico previously reported because of the tentative settlement the Company reached with the New Mexico Attorney General in May 2022 to resolve the New Mexico Attorney General’s claims against the Company. The Company anticipates a final determination approving the settlement in 2023.

On August 3, 2022, the Company and certain of its affiliates were named as defendants in a Complaint filed in Tennessee state court, along with numerous other manufacturers, distributors, retailers, and healthcare providers, in which it is alleged the defendants are liable in civil damages to six minors who allegedly were born with neonatal abstinence syndrome (“NAS”) allegedly as a result of their biological mothers’ alleged use of diverted prescription opioid medications. The plaintiffs’ claim against each defendant in that case requires plaintiffs to prove by clear and convincing evidence that the defendant intentionally participated in Tennessee in that state’s illegal drug market as defined in the Tennessee Drug Dealer Liability Act. The case is currently stayed, but the Company intends to file a motion to dismiss the complaint when the case resumes. The Company also was named in two NAS cases in West Virginia state court which have been consolidated with other West Virginia state court NAS cases before the West Virginia Mass Litigation Panel (“WV MLP”). On November 1, 2022, the Company entered into a preliminary settlement agreement to resolve all pending litigation brought by West Virginia political subdivisions. The Company filed a motion to dismiss the complaints on February 3, 2023.

Based on the preliminary settlement agreements with the states of New Mexico and West Virginia and an assessment of the information currently available, the Company recorded an $18.0 million charge for the year ended December 31, 2022, related to the majority of the MDL and state court cases. For the remaining cases, primarily brought by hospitals, pension funds, third-party payors and individuals, the Company has not recorded a liability as of December 31, 2022 because it concluded that a loss was not probable and estimable.

New York Attorney General Subpoena

On January 13, 2023, the Company received an investigatory subpoena from the Attorney General of the State of New York. The subpoena seeks documents broadly relating to the Company’s opioid business. The Company intends to comply with the subpoena.
Securities Class Actions
On April 17, 2017, New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended putative class action complaint in the United States District Court for the Northern District of California against Impax and four former Impax officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 (Fleming v. Impax Laboratories Inc., et al., No. 4:16-cv-6557-HSG). Plaintiff alleges that Impax (1) concealed collusion with competitors to fix the price of the generic drug digoxin; (2) concealed anticipated erosion in the price of generic drug diclofenac; and (3) overstated the value of the generic drug budesonide. In August 2019, the Court granted Impax’s motion to dismiss Plaintiff’s second amended complaint in its entirety. Plaintiff appealed to the United States Court of Appeals for the Ninth Circuit, and on January 11, 2021, the Ninth Circuit issued an unpublished opinion affirming in part and reversing in part the District Court’s decision. Defendants subsequently filed a motion for rehearing with the Ninth Circuit, and Plaintiff filed a motion to intervene seeking to add Sheet Metal Workers’ Pension Fund of Southern California, Arizona and Nevada (“Sheet Metal Workers”) as an additional named Plaintiff. The Ninth Circuit denied the motions, and on April 1, 2021, the case was remanded to the District Court. On April 19, 2021, the Company filed a motion to dismiss the remaining claims and an opposition to Sheet Metal Workers’ renewed motion to intervene. In June 2021, the parties reached a tentative agreement to settle all claims in the case for $33 million, subject to certain terms and conditions and subject to court approval. The district court entered an order granting preliminary approval of the settlement on November 22, 2021 and held a fairness hearing on March 31, 2022. On July 15, 2022, the district court entered an order granting final approval of the settlement. On July 21, 2022, a stipulated final judgment was entered, effectively terminating this matter before the district court. The settlement was fully covered by insurance and was paid from an escrow account. Refer to Note 11. Prepaid Expenses and Other Current Assets for amounts deposited into a settlement escrow account as of December 31, 2021.
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

For the year ended December 31, 2021, the Company recorded a $25.0 million charge for the settlement. For the year ended December 31, 2022, the Company recorded insurance recoveries of $15.5 million associated with the settlement. The final settlement of $25.0 million was paid from an escrow account which was funded both by insurance recoveries of $15.5 million and cash paid by the Company of $9.5 million. Refer to Note 11. Prepaid Expenses and Other Current Assets for amounts deposited into a settlement escrow account as of December 31, 2021.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through approximately May 14, 2023. It is not possible to determine the exact outcome of these investigations.

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

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact outcome of this investigation.

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other pharmaceutical manufacturers, wholesale distributors, and retail pharmacy chains, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints against brand and generic pharmaceutical manufacturers, distributors, retailers, and repackagers of ranitidine-containing products. The Company or its affiliates have been named in the three master complaints and approximately 313 personal injury short form complaints. On December 31, 2020, the Court dismissed in full the three master complaints against the generic manufacturers, including the Company and its affiliates, with leave to file amended complaints on certain claims relating to manufacturing, storage, and transportation. Plaintiffs filed amended complaints in February 2021, and Defendants filed various motions to dismiss the amended complaints in March 2021. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs have appealed the MDL court’s dismissal to the 11th Circuit Court of Appeals, which has consolidated the appeals of the personal injury cases. The 11th Circuit Court of Appeals has not established a briefing schedule yet in the appeals of the personal injury cases appeals.

On June 18, 2020, Amneal was named in a lawsuit filed in New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution, and injunctive relief. The Company filed a motion to dismiss on May 17, 2021, and filed a notice of supplemental authority based on the MDL court’s July 2021 dismissal order. The Court denied the motion on August 17, 2021. The Company filed a motion to dismiss based on lack of personal jurisdiction on January 26, 2022. On September 22, 2022, the Court ordered the parties to participate in 90 days of reciprocal jurisdictional discovery. Plaintiff filed a supplemental brief on personal jurisdiction on January 23, 2023, and Amneal filed a response on February 6, 2023.

On November 12, 2020, Amneal was named in a public nuisance and consumer protection lawsuit filed in state court in Baltimore, Maryland, on behalf of the Mayor and City Council of Baltimore. Defendants removed the case to federal court and on April 1, 2021, the case was remanded to state court. On August 23, 2021, the Company filed a motion to dismiss, which was granted.

On October 1, 2021, Amneal and Amneal Pharmaceuticals of New York, LLC, were named as defendants in two Pennsylvania state court complaints, along with twenty-five other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The complaint track cases are being coordinated in the Philadelphia County Court of Common Pleas with other Pennsylvania ranitidine cases in which the Company is not a party under what is known as a Mass Tort Program (MTP). The Complaints track the dismissed master personal injury complaint from the MDL and were removed and subsequently transferred to the MDL on November 9, 2021. The cases were remanded to Pennsylvania state court on April 22, 2022. The Company filed preliminary objections in one case on May 18, 2022, which remain pending, and intends to file preliminary objections in the second case following a coordinated briefing schedule. Amneal entities have been named in three additional cases filed on September 27, 2022, each of which will be part of the MTP. Amneal entities were named in two additional cases filed on December 31, 2022, which were removed to federal court on January 4, 2023.

In a lawsuit filed on February 8, 2022 by Gary Ross in Illinois state court, Amneal and Amneal Pharmaceuticals of New York, LLC, were named as defendants, along with twenty other defendants, including brand-name manufacturers, generic manufacturers, and retailers in which plaintiff claimed personal injury from use of ranitidine. The generic drug manufacturers filed a motion to dismiss in that case on March 28, 2022 which remains pending. On March 1, 2022, plaintiff Barbara Martin filed a lawsuit in Illinois state court naming Amneal, Amneal Pharmaceuticals of New York, LLC, and Amneal Pharmaceuticals, Inc., along with seven other defendants, including brand-name manufacturers, generic manufacturers, and retailers. Plaintiff has attempted to serve only Amneal Pharmaceuticals of New York, LLC. The Company filed a motion to dismiss on May 6, 2022. In addition, the Company and/or its affiliates, as well as multiple other defendants including other generic drug manufacturers, have been named as defendants in six multi-plaintiff cases filed in three different Illinois counties in which plaintiffs allege injuries in the form of various cancers from the use of ranitidine. The cases have been consolidated in a statewide consolidated proceeding in Cook County, Illinois. At the appropriate time, the Company intends to file motions to dismiss in those cases.

The Company and/or its affiliates, as well as multiple other defendants including other generic drug manufacturers, have been named in seven multi-plaintiff cases filed in California during August and September 2022, in which plaintiffs allege injuries in the form of various cancers from the use of ranitidine. The cases were transferred to Judicial Council Coordination Proceedings pending in Alameda County, California. At the appropriate time, the Company intends to file motions to dismiss in those cases.

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

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with settling patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings consolidated as In re Xyrem (Sodium Oxybate) Antitrust Litigation (No. 5:20-md-02966-LHK). Plaintiffs filed a consolidated amended class complaint in March 2021, which Defendants moved to dismiss. On August 13, 2021, the District Court granted in part and denied in part Defendants’ motion, dismissing the federal damages claims and a number of state-law claims, while permitting the remaining claims to proceed. On January 9, 2023, Amneal reached a settlement in principle with the putative class plaintiffs and executed a settlement agreement on February 28, 2023. The remaining opt-out plaintiffs in the federal case are United Healthcare Services, Inc., Humana Inc., Molina Healthcare Inc., and Health Care Services Corporation. Discovery closed on January 30, 2023, and class certification briefing is currently scheduled to culminate with a hearing set for April 19, 2023. In a separate action in California state court filed by Aetna, another opt-out plaintiff, the court held that it lacks jurisdiction over several defendants, including Amneal, on December 27, 2022. On January 27, 2023, Aetna filed an amended complaint identifying several parties, including Amneal, as alleged non-party co-conspirators.

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® in order to maintain higher prices, in violation of the antitrust laws. The Company, along with the other defendants, moved to dismiss for failure to state a claim, and on December 28, 2021, the Court granted the motion in full, with leave to amend. On January 18, 2022, Plaintiff filed its amended complaint, making substantively the same antitrust allegations, but alleging that the violations were effectuated by either a single overarching conspiracy or a series of bilateral conspiracies. The Company moved to dismiss the amended complaint for failure to state a claim. On March 30, 2022, the Court granted in part and denied in party defendants’ motion, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants. On November 23, 2022, the Court denied plaintiff’s motion for class certification without prejudice. Plaintiff filed its renewed motion for class certification on December 22, 2022. Following opposition and reply briefing, the Court held a hearing on the renewed motion for class certification on February 7, 2023. The Court also granted Defendants the opportunity to submit a supplemental brief in opposition to the renewed motion for class certification, which was filed on February 14, 2023. Defendants filed two motions for summary judgment on January 13, 2023, one filed by Takeda, and another filed jointly by Amneal, Watson, and Teva. Defendants also filed motions to exclude the opinions of five of Plaintiff’s six experts. Plaintiff filed a motion for partial summary judgment on January 13, 2023. Plaintiff did not file any motions to exclude any of Defendants’ experts. Briefing on the motions for summary judgment and motions to exclude expert testimony was completed on February 6, 2023. On January 18, 2023, the Court issued an order vacating all trial-related deadlines and requiring Defendants to file a joint notice as to potential revised trial dates within ten days of the Court’s decision on Plaintiff’s renewed motion for class certification.

Galeas v. Amneal Pharmaceuticals, Inc.

On July 27, 2021, Cesy Galeas filed a purported class action lawsuit in the U.S. District Court for the Eastern District of New York against Amneal Pharmaceuticals, Inc., alleging that the payment schedule for certain workers violated New York Labor Law. Specifically, the purported class, which presently consists of one named plaintiff contends that the Company paid the employees all owed wages, but did so bi-weekly, instead of weekly. In March 2022, the parties reached an agreement to settle the claims for $1.2 million, subject to, among other things, court approval of the contemplated settlement agreement. The parties dismissed the federal litigation and re-filed the litigation in New York Supreme Court, Nassau County, for purposes of settlement approval, and filed a motion to approve the settlement agreement on July 13, 2022 and the Court granted the same on September 28, 2022. A third-party administrator completed administering the notification process for class members with instructions on how to submit claims. The Court held a fairness hearing on February 28, 2023, during which no potential claimants raised objections. The Court approved the settlement on March 1, 2023. The third party administrator will distribute the settlement funds in accordance with the agreement. The Company recorded a $1.2 million charge associated with this matter during the year ended December 31, 2022.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal Pharmaceuticals, Inc. stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company is named as a nominal defendant. The suit alleges that the Company’s January 2021 acquisition of a 98% interest in KSP, then a wholly owned subsidiary of Kashiv, was unfair to the Company, that the defendant Directors breached fiduciary duties of loyalty and good faith in connection with the transaction, and that the transaction unjustly enriched Kashiv and certain of the defendants who had a financial interest in Kashiv. The suit, which is allegedly brought on the Company’s behalf, seeks among other remedies rescission of the transaction and unspecified monetary damages. Defendants moved to dismiss the complaint for failure to state a claim and failure to plead demand futility on June 3, 2022, and Plaintiffs filed an amended complaint on July 29, 2022. Defendants moved to dismiss the amended complaint on September 23, 2022, on the same grounds set forth in the original motion to dismiss. The motion remains pending.
22. Stockholders' Equity
Voting Rights
Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share of stock held, except as required by law.  Holders of Class A Common Stock and Class B Common Stock vote together as a single class on each matter submitted to a stockholder vote. Holders of Class A Common Stock and Class B Common Stock are not entitled to vote on any amendment to the Company’s Charter that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote on such terms pursuant to the Company's Charter or law.
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
Participation Rights
Under the Company's Charter, the holders of Class A Common Stock and Class B Common Stock have no participation rights. However, the Company's Second Amended and Restated Stockholders Agreement dated as of December 31, 2017 (the “Stockholders Agreement”) provides that if the Company proposes to issue any securities, other than in certain issuances, the Members will have the right to purchase a pro rata share of such securities, based on the number of shares of common stock owned by the Members before such issuance.
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
Redemption
The Limited Liability Company Agreement provides that holders of Amneal Common Units may, from time to time, require the Company to redeem all or a portion of their interests for newly issued shares of Class A Common Stock on a one-for-one basis. Upon receipt of a redemption request, the Company may, instead, elect to effect an exchange of Amneal Common Units directly with the holder. Additionally, the Company may elect to settle any such redemption or exchange in shares of Class A Common stock or in cash. In the event of a cash settlement, the Company would issue new shares of Class A Common Stock and use the proceeds from the sale of these newly issued shares of Class A Common Stock to fund the cash settlement, which, in effect, limits the amount of the cash payments to the redeeming member. In connection with any redemption, the Company will receive a corresponding number of Amneal Common Units, increasing the Company’s total ownership interest in Amneal. Additionally, an equivalent number of shares of Class B Common Stock will be surrendered and canceled.
Preferred Stock
Under the Company’s certificate of incorporation, the Company’s Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2022, no preferred stock had been issued.
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
Under the terms of Amneal’s limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. For the years ended December 31, 2022, 2021, and 2020, tax distributions of $10.6 million, $53.5 million, and $2.8 million, respectively, were recorded as reductions of non-controlling interests. There was no liability for tax distributions payable to Members as of December 31, 2022 and 2021.
During September 2020, the Company made a $3.3 million payment to the non-controlling interest holders in one of Amneal's non-public subsidiaries, Gemini Laboratories, LLC, to distribute earnings of $0.8 million and acquire their ownership interests in the non-public subsidiary for $2.5 million.
As discussed in Note 3. Acquisitions, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company will attribute 2% of the net income or loss of KSP to these non-controlling interests.
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
Since the redemption of the Rondo Class B Units is outside of the Company's control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests. Upon closing of the Acquisitions on January 31, 2020, these redeemable non-controlling interests were recorded at an estimated fair value of $11.5 million. The fair value of the redeemable non-controlling interests was estimated using the Monte-Carlo simulation approach under the option pricing framework, which considers the redemption rights of both the Company and the holders of the Rondo Class B Units.

The Company will attribute 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption certain. For the years ended December 31, 2022 and 2021, tax distributions of $6.9 million and $3.6 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2022 and 2021, there were no amounts due for tax distributions related to these redeemable non-controlling interests.
Redeemable Non-Controlling Interests - Puniska
As discussed in Note 3. Acquisitions, the Company acquired a 74% interest in Puniska on November 2, 2021. Amneal was required pursuant to the purchase agreement to acquire the remaining 26% of Puniska upon approval of the transaction by the government of India. Since approval of the government of India was outside of the Company’s control, upon closing of the Puniska Acquisition, the equity interests of Puniska that the Company did not own were presented outside of stockholders' equity as redeemable non-controlling interests. The Company attributed 26% of the net losses of Puniska to the redeemable non-controlling interests.
Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the year ended December 31, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2020	$(14,497)	$(26,821)	$(41,318)
Other comprehensive income before reclassification	(4,255)	20,972	16,717
Reallocation of ownership interests	(93)	(133)	(226)
Balance December 31, 2021	(18,845)	(5,982)	(24,827)
Other comprehensive income before reclassification	(13,394)	48,270	34,876
Reallocation of ownership interests	(143)	33	(110)
Balance December 31, 2022	$(32,382)	$42,321	$9,939
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
The aggregate number of shares of Class A common stock authorized for issuance pursuant to the Company's 2018 Plan is 37 million shares. As of December 31, 2022, the Company had 10,005,452 shares available for issuance under the 2018 Plan.
The Company recognizes the grant date fair value of each option and share of restricted stock unit over its vesting period. Stock options and RSU awards are granted under the Company’s 2018 Plan and generally vest over a 4 year period and, in the case of stock options, have a term of 10 years.
The following table summarizes all of the Company’s stock option activity for the years ended December 31, 2022, 2021, and 2020:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	6,177,126	$8.87
Options exercised	(116,681)	2.75
Options forfeited	(2,249,216)	16.09
Outstanding at December 31, 2020	3,811,229	$4.80	7.9	$5.6
Options exercised	(342,350)	2.76
Options forfeited	(417,379)	11.09
Outstanding at December 31, 2021	3,051,500	$4.17	7.0	$5.3
Options exercised	(207,452)	2.75
Options forfeited	(195,607)	2.77
Outstanding at December 31, 2022	2,648,441	$4.38	6.0	$—
Options exercisable at December 31, 2022	2,288,371	$4.64	6.0	$—
The intrinsic value of options exercised during the year ended December 31, 2022 was approximately $0.1 million. There were no options granted in the years ended December 31, 2022, 2021 and 2020.

The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2022, 2021, and 2020:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2019	2,637,358	$12.16
Granted	8,414,762	3.67
Vested	(692,868)	12.33
Forfeited	(1,226,700)	6.48
Non-vested at December 31, 2020	9,132,552	$5.09	1.7	$41.7
Granted	6,870,481	5.86
Vested	(1,906,607)	5.97
Forfeited	(912,826)	6.68
Non-vested at December 31, 2021	13,183,600	$5.25	1.4	$63.7
Granted	10,117,037	4.54
Vested	(2,697,134)	5.95
Forfeited	(2,674,890)	5.07
Non-vested at December 31, 2022	17,928,613	$4.77	1.3	$35.7
The table above includes 3,053,738 MPRSUs granted to executives during 2022. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2022 and requires the employee’s continued employment or service through February 28, 2025. The MPRSUs cliff vest at the end of the 3 year period and have a maximum potential to vest at 200% (6,107,476 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $6.22 and was calculated using a Monte Carlo simulation model. 2,731,612 of these MPRSUs remain outstanding and unvested at December 31, 2022.
The table above also includes 2,331,211 MPRSUs granted to executives during 2021. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2021 and requires the employee’s continued employment or service through February 29, 2024. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (4,662,422 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $5.31 and $8.58 and was calculated using a Monte Carlo simulation model. 2,010,449 of these MPRSUs remained outstanding and unvested at December 31, 2022.
In addition, the table above includes 2,977,711 MPRSUs granted to executives during the first quarter of 2020. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2020 and requires the employee’s continued employment or service through February 28, 2023. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (5,955,422 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $2.13 and $3.63 and was calculated using a Monte Carlo simulation model. 2,431,462 of these MPRSUs remained outstanding and unvested at December 31, 2022.
As of December 31, 2022, the Company had total unrecognized stock-based compensation expense of $50.4 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.8 years.

The amount of stock-based compensation expense recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$4,811	$4,688	$4,166
Selling, general and administrative	20,746	18,718	13,343
Research and development	6,290	5,006	3,241
Total	$31,847	$28,412	$20,750
24. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. The following table summarizes the Company’s related party transactions (in thousands):

			Year ended December 31,
	Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2022	2021	2020
A	Kashiv Biosciences LLC
i.	Parking space lease	Cost of goods sold	$100	$99	$99
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim	Selling, general and administrative	5,000	—	—
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim-pbbk	Intangible asset	15,000	—	—
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim -research and development milestone	Research and development	—	—	1,000
ii.	Inventory purchases under license and commercialization agreement - Filgrastim and Pegfilgrastim	Inventory and cost of goods sold	260	—	—
iii.	Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	1,761	1,362	1,550
iv.	Transition services associated with the KSP Acquisition	Selling, general and administrative	—	255	—
v.	Development and commercialization - consulting - various products	Research and development	2	628	196
vi,	Development supply agreement	Research and development	—	—	—
vii.	Development and commercialization agreements - Levothyroxine Sodium and Posaconazole	Research and development	—	—	2,688
viii.	K127 development and commercialization agreement*	Research and development	—	3,000	2,000
ix.	Commercial product support for EluRyng and other products*	Cost of goods sold and research and development	—	1,239	6,130
x.	Profit sharing - various products*	Cost of goods sold	—	2,680	11,189
xi.	Development and commercialization agreements - various products*	Research and development	—	150	206
	Total		$22,123	$9,413	$25,058

B	LAX Hotel, LLC
	Financing lease	Inventory and cost of goods sold	$—	$217	$2,608
	Interest component of financing lease	Interest expense	—	362	4,395
	Total		$—	$579	$7,003

C	Kanan, LLC - operating lease	Inventory and cost of goods sold	$2,104	$2,103	$2,093
D	Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$1,211	$1,179	$1,142
E	PharmaSophia, LLC - research and development services income	Research and development	$(45)	$(329)	$(521)
E	PharmaSophia, LLC - license and commercialization agreement	Research and development	$1,093	$—	$—
F	Fosun International Limited - license and supply agreement	Net revenue	$—	$(200)	$—
G	Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$2,742	$11,380	$11,570
H	Tracy Properties LLC - operating lease	Selling, general and administrative	$565	$532	$497
I	AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$4,963	$5,156	$4,506
J	AvPROP, LLC - operating lease	Selling, general and administrative	$178	$165	$142
K	Tarsadia Investments, LLC - financial consulting services	Selling, general and administrative	$—	$—	$—
L	Avtar Investments, LLC - consulting services	Selling, general and administrative	$216	$361	$982
M	TPG Operations, LLC - consulting services	Selling, general and administrative	$19	$249	$—
N	Alkermes Plc	Inventory and cost of goods sold	$235	$138	$—
O	R&S Solutions LLC - logistics services	Selling, general and administrative	$85	$183	$80
P	Zep Inc.	Net revenue	$—	$—	$(637)
Q	Sellers of Gemini Laboratories, LLC - acquisition agreement	Non-controlling interests	$—	$—	$3,300
R	Asana Biosciences, LLC	Research and development	$(5)	$(4)	$—
U	Members - tax receivable agreement	Other expense	$631	$—	$—
*Agreement between Amneal and Kashiv was acquired with KSP and has become a transaction among Amneal’s consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosure relates to the historical agreement as a related party transaction through April 2, 2021 (refer to Note 3. Acquisitions for additional information).

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

		December 31, 2022	December 31, 2021
E	PharmaSophia, LLC - research and development agreement	$—	$1,081
T	Sellers of AvKARE LLC and R&S - state tax indemnification	486	68
A	Kashiv - various agreements	12	14
G	Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	—	16
R	Asana BioSciences, LLC	2	—
	Related party receivables - short term	$500	$1,179

A	Kashiv - deferred consideration associated with the KSP Acquisition	$—	$30,500
A	Kashiv - various agreements	110	314
S	Sellers of Puniska - consideration for acquisition	—	14,225
G	Apace Packaging, LLC - packaging agreement	756	560
I	AzaTech Pharma LLC - supply agreement	863	1,783
L	Avtar Investments LLC - consulting services	72	37
T	Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	442	442
U	Members - tax receivable agreement	201	—
O	R&S Solutions LLC - logistics services	7	—
N	Alkermes Plc	28	—
H	Tracy Properties LLC	—	—
	Related party payables - short term	$2,479	$47,861

A	Kashiv - contingent consideration	$3,290	$5,900
T	Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	5,929	3,719
U	Members - tax receivable agreement	430	—
	Related party payables - long term	$9,649	$9,619
Related Party Descriptions
(A) Kashiv Biosciences LLC

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

On January 11, 2021, the Company and Kashiv entered into a definitive agreement for Amneal to acquire a 98% interest in KSP, a subsidiary of Kashiv focused on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. The acquisition closed on April 2, 2021 and included contingent payments for achievement of certain regulatory milestones and potential royalty payments base on annual net sales for certain future pharmaceutical products. Certain of the contracts between Amneal and Kashiv were acquired in this transaction and have become transactions among Amneal’s consolidated subsidiaries subsequent to the transaction closing. Refer to Note 3. Acquisitions for further details on the KSP acquisition.

Below is a summary of the related party arrangements held between the Company and Kashiv which were not impacted by the KSP Acquisition:
i.The parties entered into a lease for parking spaces in Piscataway, NJ. The annual lease cost is $0.1 million per year.
ii.In 2017 Kashiv and Amneal entered into an exclusive license and commercialization agreement (the “Kashiv Biosimilar Agreement”) to distribute and sell two biosimilar products, Filgrastim and Pegfilgrastim, in the U.S. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling, and pricing activities. The term of the agreement is 10 years from the respective product’s launch date.

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
In July 2022, the Company and Kashiv amended the Kashiv Biosimilar Agreement to, among other things, (i) eliminate milestones related to the manufacturing and delivery of the Kashiv products, (ii) revise the net sales milestones to provide for future milestone payments by the Company to Kashiv of up to $37.5 million for the achievement of cumulative combined net sales goals for both products, and (iii) adjust the supply price of product that Kashiv manufacturers and supplies to the Company, which will lower the cost per unit of both products.
The remaining milestones are subject to reaching certain commercial sales volume objectives. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.

On May 27, 2022, the FDA approved the Company’s biologic license application, associated with the amended Kashiv Biosimilar Agreement, for Pegfilgrastim-pbbk. In connection with this regulatory approval and associated activity, the Company incurred a milestone of $15.0 million during the year ended December 31, 2022, payable to Kashiv. The milestone was capitalized as an intangible asset and will be amortized to cost of sales over an estimated useful life of 8.3 years. The Company paid Kashiv $15.0 million in August 2022 related to this milestone.

The Company recognized a $5.0 million milestone in selling, general and administrative expense upon FDA approval of Filgrastim in February 2022.
iii.Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix Acetate. Under the agreement, the intellectual property and ANDA for these products are owned by Amneal, and Kashiv will receive a profit share for all sales of the products made by Amneal. In connection with the agreement, Amneal made an upfront payment of $1.1 million in August 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2.1 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal agreed to pay $2.6 million of development fees to Kashiv as the development work is completed.
iv.As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included a contractually stated amount of deferred consideration of $30.5 million. As of December 31, 2021, deferred consideration of $30.5 million was recorded in related party payable-short term. Amneal paid all of the deferred consideration in 2022. Additionally, as of December 31, 2022 and 2021, a contingent consideration liability of $3.3 million and $5.9 million, respectively, associated with the KSP Acquisition was recorded in related party payable-long term. For the year ended December 31, 2021, the Company recorded $0.3 million of expenses for transition services associated with the KSP Acquisition provided by Kashiv.
v.Amneal has various consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products.
vi.In December 2022, Amneal and Kashiv entered into a development supply agreement specific to four generic product candidates. Amneal will be responsible to manufacture batch products, as well as to perform certain developmental activities on behalf of Kashiv. Kashiv, as owner of the IP, will be responsible for regulatory filings, obtaining FDA approval, marketing, selling, and pricing activities. Pursuant to the terms of the development supply agreement, Amneal is eligible to earn up to $2.4 million related to the aforementioned services. During the year ended December 31, 2022, the Company did not recorded any revenue related to this agreement.

vii.Pursuant to a product development agreement, Amneal and Kashiv agreed to collaborate on the development and commercialization of Levothyroxine Sodium. Under the agreement, the intellectual property and ANDA for this product is owned by Amneal, and Kashiv received a profit share for all sales of the product made by Amneal. Amneal is precluded from selling the product made by Kashiv during the term of the license and supply agreement with Jerome Stevens Pharmaceuticals (refer to Note 5. Alliances and Collaboration). Under the terms of the amended agreement with Kashiv, Amneal paid $2.0 million in July 2019 and may be required to pay up to an additional $18.0 million upon certain regulatory milestones being met.
Amneal and Kashiv entered into a product development agreement for the development and commercialization of Posaconazole. Under this agreement, the intellectual property and ANDA for this product is owned by Amneal and Kashiv is to receive a profit share for all sales of the product made by Amneal. In connection with the agreement, Amneal paid an upfront amount of $0.3 million in May 2020 for execution of the agreement which was expensed in research and development. The agreement also provides for potential future milestone payments to Kashiv of (i) up $0.8 million relating to development milestones, (ii) up to $0.3 million relating to regulatory approval, and (iii) up to $1.0 million for the achievement of cumulative net sales. The milestones were subject to certain performance conditions which may or may not be achieved, including FDA filing, FDA approval and commercial sales volume objectives.
The following disclosures relate to agreements between Amneal and Kashiv that were acquired as part of the KSP Acquisition. These agreements became a transaction among Amneal’s consolidated subsidiaries subsequent to the closing of the KSP Acquisition on April 2, 2021. These below transactions were considered related party transactions through April 2, 2021 (refer to Note 3. Acquisitions for additional information).
viii.Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis. Under the terms of the agreement, Kashiv was responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal was responsible for filing the NDA and commercializing the product. The Company made an upfront payment of approximately $1.5 million to Kashiv in December 2019, and Kashiv was eligible to receive development and regulatory milestones totaling approximately $16.5 million. Kashiv was also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127.
ix.On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provided the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin.
x.Amneal had various development, commercialization and consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products.  Kashiv received a percentage of net profits with respect to Amneal’s sales of these products.
xi.Amneal had various development, commercialization and consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. This activity related to the total reimbursable expenses associated with these arrangements.

(B) LAX Hotel, LLC

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

During January 2021, LAX Hotel, LLC sold its interests in the leased buildings to an unrelated third-party. Therefore, this lease is no longer a related party transaction, and the corresponding financing lease right-of-use asset and liability were reclassified in the consolidated balance sheet as of December 31, 2021 to reflect this change. For annual payments required under the terms of non-cancelable lease agreements over the next five years and thereafter, refer to Note 12. Leases.
(C) Kanan, LLC
Kanan, LLC (“Kanan”) is a real estate company that owns Amneal’s manufacturing facilities located at 65 Readington Road, Branchburg, New Jersey, 131 Chambers Brook Road, Branchburg, New Jersey and 1 New England Avenue, Piscataway, New Jersey. Certain executive officers of the Company beneficially own, through certain revocable trusts, equity securities of Kanan.

In addition, they serve on the Board of Managers of Kanan. Amneal leases these facilities from Kanan under two separate triple-net lease agreements that expire in 2027 and 2031, respectively, at an annual rental cost of approximately $2.0 million combined, subject to CPI rent escalation adjustments as provided in the lease agreements.
(D) Sutaria Family Realty, LLC
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
(E) PharmaSophia, LLC
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
PharmaSophia and Nava are parties to an R&D agreement pursuant to which Nava provides R&D services to PharmaSophia (the “Nava Agreement”). Nava subcontracted this obligation to Amneal under a subcontract R&D services agreement pursuant to which Amneal provides R&D services to Nava in connection with the products being developed by PharmaSophia.
In October 2022, PharmaSophia and Amneal entered into an exclusive license and commercialization agreement (the “PharmaSophia Agreement”) to develop, manufacture, and sell one injectable product. Under the terms of the agreement, Amneal committed to spend up to $6.0 million to further develop the product, including all related expenses up to submission of the ANDA, which will be owned by Amneal. Also under the terms of the PharmaSophia Agreement, PharmaSophia settled a liability of $1.1 million payable to Amneal under the terms of the Nava Agreement by reducing the amount of Amneal’s committed spending under the terms of the PharmaSophia Agreement to $4.9 million. Amneal recorded $1.1 million of research and development expense for the year ended December 31, 2022 as a result of the settlement. PharmaSophia will receive a 50% profit share for all sales of product made by Amneal under the PharmaSophia Agreement.
(F) Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1.0 million non-refundable fee, net of tax, in July 2019 and will be required to pay the Company $0.3 million for each of eight products upon the first commercial sale of each in China in addition to a supply price and a profit share.
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
(G) Apace KY, LLC d/b/a Apace Packaging LLC

Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to an exclusive packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace.

(H) Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC (“Tracy”). A member of Company management beneficially owns outstanding equity securities of Tracy.
(I) AzaTech Pharma, LLC
R&S purchases inventory from AzaTech Pharma LLC (“AzaTech”) for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech.
(J) AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC (“AvPROP”). A member of Company management beneficially owns outstanding equity securities of AvPROP.
(K) Tarsadia Investments, LLC
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
(L) Avtar Investments, LLC

Avtar Investments, LLC (“Avtar”) is a private investment firm. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement in which Avtar will provide consulting services.

(M) TPG Operations, LLC

TPG Operations LLC (“TPG”) is a private investment firm that provides financial services and is a significant stockholder of the Company. An observer of our Board is a managing director of TPG. TPG offers capital and strategic support for companies with substantial growth potential primarily in the healthcare, financial services, real estate, and clean technology sectors. In March 2020, the Company entered into an agreement in which TPG provided financial consulting services for a period of 7 months. The agreement was subsequently extended until March 2022.

(N) Alkermes Plc
Rondo Partners LLC purchases inventory from Alkermes Plc for resale. A member of the Board also sits on the board of directors for Alkermes Plc.

(O) R&S Solutions LLC
R&S Solutions LLC provides logistic services to the Company. A member of Company management beneficially owns outstanding equity securities of R&S Solutions LLC.
(P) Zep Inc.

Zep Inc. (“Zep”) is a producer and distributor of maintenance and cleaning solutions for retail, food and beverage, industrial and institutional, and vehicle care customers. An executive officer of the Company serves as a director of Zep. During May 2020, AvKARE entered into an agreement to supply cleaning products to Zep.

(Q) Gemini Laboratories, LLC

During September 2020, the Company made a $3.3 million payment to the non-controlling interest holders in one of Amneal's non-public subsidiaries, Gemini Laboratories, LLC, to distribute earnings of $0.8 million and acquire their ownership interests in the non-public subsidiary for $2.5 million.

(R) Asana Biosciences, LLC

Asana Biosciences, LLC (“Asana”) is an early stage drug discovery and R&D company focusing on several therapeutic areas, including oncology, pain and inflammation. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Asana. In addition, they serve on the Board of Managers of Asana. From time to time, Amneal provides R&D services to Asana under a development and manufacturing agreement and storage services under a storage agreement.

(S) Puniska Acquisition
The purchase price for the Puniska Acquisition included $14.2 million due to the sellers, which was outstanding at December 31, 2021 (paid by Amneal in 2022), for the satisfaction of a preexisting payable upon approval of the transaction by the government of India. Further, the Company paid $1.7 million for the remaining 26% equity interest of Puniska (included in redeemable non-controlling interests in the Company’s consolidated balance sheet as of December 31, 2021) upon approval of the Puniska Acquisition by the government of India in 2022. Refer to Note. 3 Acquisitions for related party transactions associated with the Puniska Acquisition.

(T) Sellers of AvKARE LLC and R&S
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
Notes Payable – Related Party
Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and were holders of the Short-Term Sellers Note, which Amneal repaid in 2021.  For additional information, refer to Note 16. Debt.

Refer to Note. 3 Acquisitions and Note 22. Stockholders’ Equity for related party transactions associated with the Rondo Acquisitions.
Tax Distributions
Under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For further details, refer to Note 22. Stockholders' Equity.
(U) Tax Receivable Agreement
In connection with the acquisition of Impax, the Company entered into a tax receivable agreement for which it is generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA. Refer to Note 7. Income Taxes for additional information.
(V) Tax Distributions to Members
Under the terms of the Limited Liability Company Agreement, Amneal is obligated to make tax distributions to its members, which are also holders of non-controlling interests in the Company. For further details, refer to Note 22. Stockholders' Equity and Note. 7 Income Taxes for further details.
25. Employee Benefit Plans
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. For the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions of $9.5 million, $8.9 million and $7.7 million, respectively.

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
Generics
The Company’s Generics segment includes a retail and institutional portfolio of over 250 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals.
Specialty
The Company’s Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders.
AvKARE
The Company’s AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. AvKARE is also a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, and medical and surgical products. AvKARE is also a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers who are located throughout the United States focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, R&D expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue (2)	$1,432,073	$374,121	$406,110	$—	$2,212,304
Cost of goods sold	890,245	177,107	349,133	—	1,416,485
Cost of goods sold impairment charges	5,786	5,325	—	—	11,111
Gross profit	536,042	191,689	56,977	—	784,708
Selling, general and administrative	109,781	90,031	53,659	146,229	399,700
Research and development	167,509	28,179	—	—	195,688
In-process research and development impairment charges	12,970	—	—	—	12,970
Intellectual property legal development expenses	4,251	107	—	—	4,358
Acquisition, transaction-related and integration expenses	25	49	—	635	709
Restructuring and other charges	821	—	—	600	1,421
Change in fair value of contingent consideration	—	731	—	—	731
(Insurance recoveries) charges for property losses and associated expenses, net	(1,911)	—	—	—	(1,911)
Charges related to legal matters, net	22,400	—	—	247,530	269,930
Other operating income	(3,960)	—	—	—	(3,960)
Operating income (loss)	$224,156	$72,592	$3,318	$(394,994)	$(94,928)

Year Ended December 31, 2021	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue (2)	$1,366,338	$378,319	$349,012	$—	$2,093,669
Cost of goods sold	825,568	193,562	282,874	—	1,302,004
Cost of goods sold impairment charges	22,692	—	—	—	22,692
Gross profit	518,078	184,757	66,138	—	768,973
Selling, general and administrative	64,500	84,481	57,918	158,605	365,504
Research and development	158,365	43,482	—	—	201,847
In-process research and development impairment charges	710	—	—	—	710
Intellectual property legal development expenses	7,562	154	—	—	7,716
Acquisition, transaction-related and integration expenses	—	16	1,422	6,617	8,055
Restructuring and other charges	80	—	—	1,777	1,857
Change in fair value of contingent consideration	—	200	—	—	200
(Insurance recoveries) charges for property losses and associated expenses, net	5,368	—	—	—	5,368
Charges related to legal matters, net	—	—	—	25,000	25,000
Operating income (loss)	$281,493	$56,424	$6,798	$(191,999)	$152,716

Year Ended December 31, 2020	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue (2)	$1,343,210	$355,567	$293,746	$—	$1,992,523
Cost of goods sold	894,422	192,910	242,219	—	1,329,551
Cost of goods sold impairment charges	34,579	—	—	—	34,579
Gross profit	414,209	162,657	51,527	—	628,393
Selling, general and administrative	56,134	75,917	58,544	136,132	326,727
Research and development	150,068	29,862	—	—	179,930
In-process research and development impairment charges	2,680	—	—	—	2,680
Intellectual property legal development expenses	10,647	8	—	—	10,655
Acquisition, transaction-related and integration expenses	328	85	641	7,934	8,988
Restructuring and other charges	(614)	—	—	3,012	2,398
Charges related to legal matters, net	5,610	250	—	—	5,860
Operating income (loss)	$189,356	$56,535	$(7,658)	$(147,078)	$91,155
(1)Operating results for the sale of Amneal products by AvKARE were included in Generics effective with the closing of the Rondo Acquisitions on January 31, 2020.
(2)Net revenue from external customers is attributed to countries based on the location of the product shipment. For the years ended December 31, 2022, 2021, and 2020, net revenue from external customers attributed to foreign countries was immaterial.
Long-Lived Assets

Long-lived assets, which are comprised of property, plant and equipment, net and operating and financing lease right-of-use assets, are attributed based on physical location. Long-lived assets by country were as follows (in thousands):

	December 31, 2022	December 31, 2021
United States	$354,504	$388,818
India	180,325	189,885
Ireland	54,531	60,300
	$589,360	$639,003

27. (Insurance Recoveries) Charges for Property Losses and Associated Expenses, Net

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities. The Company concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. Accordingly, the Company recorded $10.4 million of charges for property losses and associated expenses for the year ended December 31, 2021.

The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. During the year ended December 31, 2022 and 2021, insurance recoveries of $1.9 million and $5.0 million, respectively, associated with property damage and equipment losses were received and recorded as a reduction of property losses and associated expenses. (Insurance recoveries) charges for property losses and associated expenses was comprised of the following (in thousands):

	Years Ended December 31,
	2022	2021
Impairment of equipment	$—	$4,202
Impairment of inventory	—	950
Repairs and maintenance expenses	—	3,716
Salaries and benefits	—	1,500
Total property losses and associated expenses	—	10,368
Less: Insurance recoveries received	(1,911)	(5,000)
(Insurance recoveries) charges for property losses and associated expenses, net	$(1,911)	$5,368

28. Subsequent Event
Under the terms of the Opana ER® antitrust litigation settlement agreements (refer to Note 21. Commitments and Contingencies), the Company paid $83.9 million which was primarily funded by $80.0 million of borrowings under the New Revolving Credit Facility in January 2023.

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

2.5
Share Purchase Agreement, dated November 2, 2021, by and among Puniska Healthcare Pvt. Ltd. and Amneal Pharmaceuticals Private Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K filed on March 1, 2022).

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

10.4.1
Revolving Credit Agreement, dated as of June 2, 2022, by and among Amneal Pharmaceuticals LLC, as the borrower, Truist Bank, as administrative agent and collateral agent and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2022)

10.4.2
ABL Guarantee and Collateral Agreement, dated as of June 2, 2022, by and among the loan parties from time-to-time party thereto and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2022)

10.5
Third Amended and Restated Limited Liability Company Agreement of Amneal Pharmaceuticals LLC adopted as of May 4, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 7, 2018).

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

10.24
Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020). †

10.25
Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated as of July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).†

10.26
Amneal Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended and restated on August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022).†

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: March 3, 2023	Amneal Pharmaceuticals, Inc.

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co- Chief Executive Officer and Director	March 3, 2023
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co- Chief Executive Officer and Director	March 3, 2023
Chintu Patel	(Co-Principal Executive Officer)

/s/ Anastasios Konidaris	Executive Vice President, Chief Financial Officer	March 3, 2023
Anastasios Konidaris	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		March 3, 2023
Paul M. Meister	Chairman of the Board and Director

/s/ Jeffrey P. George		March 3, 2023
Jeffrey P. George	Director

/s/ Emily Peterson Alva		March 3, 2023
Emily Peterson Alva	Director

/s/ J. Kevin Buchi		March 3, 2023
J. Kevin Buchi	Director

/s/ John J. Kiely, Jr.		March 3, 2023
John J. Kiely, Jr.	Director

/s/ Ted Nark		March 3, 2023
Ted Nark	Director

/s/ Gautam Patel		March 3, 2023
Gautam Patel	Director

/s/ Shlomo Yanai		March 3, 2023
Shlomo Yanai	Director

/s/ Deb Autor		March 3, 2023
Deb Autor	Director