Form 10-Q
period 2023-03-31
Amneal Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2023, there were 153,337,273 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us”, or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

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
•the impact of global economic, political or other catastrophic events, including bank failures;
•our ability to attract, hire and retain highly skilled personnel;
•our obligations under a tax receivable agreement may be significant;
•the high concentration of ownership of our Class A Common Stock and the fact that we are controlled by the Amneal Group; and

•such other factors as may be set forth elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, particularly in the section 1A. Risk Factors and our public filings with the SEC.

Investors should carefully read our Annual Report on Form 10-K for the year ended December 31, 2022, including the section 1A. Risk Factors, for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenue	$557,540	$497,633
Cost of goods sold	379,354	323,062
Gross profit	178,186	174,571
Selling, general and administrative	102,096	98,665
Research and development	38,690	52,798
Intellectual property legal development expenses	1,644	764
Acquisition, transaction-related and integration expenses	—	434
Restructuring and other charges	510	731
Change in fair value of contingent consideration	2,457	200
Credit related to legal matters, net	(436)	(2,326)
Other operating income	(1,224)	—
Operating income	34,449	23,305
Other (expense) income:
Interest expense, net	(49,315)	(33,335)
Foreign exchange gain (loss), net	1,901	(2,013)
Other income, net	3,539	2,122
Total other expense, net	(43,875)	(33,226)
Loss before income taxes	(9,426)	(9,921)
Provision for (benefit from) income taxes	668	(3,461)
Net loss	(10,094)	(6,460)
Less: Net loss attributable to non-controlling interests	3,151	4,742
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(6,943)	(1,718)
Accretion of redeemable non-controlling interest	—	(438)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(6,943)	$(2,156)

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic and diluted	$(0.05)	$(0.01)
Weighted-average common shares outstanding:
Basic and diluted	152,109	149,892

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(10,094)	$(6,460)
Less: Net loss attributable to non-controlling interests	3,151	4,742
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(6,943)	(1,718)
Accretion of redeemable non-controlling interest	—	(438)
Net loss attributable to Amneal Pharmaceuticals, Inc.	(6,943)	(2,156)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	1,797	(4,079)
Unrealized (loss) gain on cash flow hedge, net of tax	(14,270)	53,624
Less: Other comprehensive loss (income) attributable to non-controlling interests	6,236	(24,955)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(6,237)	24,590
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(13,180)	$22,434

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$144,674	$25,976
Restricted cash	6,395	9,251
Trade accounts receivable, net	545,760	741,791
Inventories	529,042	530,735
Prepaid expenses and other current assets	81,424	103,565
Related party receivables	30	500
Total current assets	1,307,325	1,411,818
Property, plant and equipment, net	462,606	469,815
Goodwill	599,156	598,853
Intangible assets, net	1,055,319	1,096,093
Operating lease right-of-use assets	36,127	38,211
Operating lease right-of-use assets - related party	17,244	17,910
Financing lease right-of-use assets	62,400	63,424
Other assets	86,428	103,217
Total assets	$3,626,605	$3,799,341
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$467,421	$538,199
Current portion of liabilities for legal matters	76,317	107,483
Revolving credit facility	100,000	60,000
Current portion of long-term debt, net	29,965	29,961
Current portion of operating lease liabilities	9,017	8,321
Current portion of operating lease liabilities - related party	2,930	2,869
Current portion of financing lease liabilities	3,309	3,488
Related party payables - short term	14,750	2,479
Total current liabilities	703,709	752,800
Long-term debt, net	2,561,724	2,591,981
Note payable - related party	40,128	39,706
Operating lease liabilities	30,782	32,126
Operating lease liabilities - related party	15,163	15,914
Financing lease liabilities	60,241	60,769
Related party payables - long term	11,207	9,649
Other long-term liabilities	41,456	87,468
Total long-term liabilities	2,760,701	2,837,613
Commitments and contingencies (Notes 5 and 19)
Redeemable non-controlling interests	27,527	24,949
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued at both March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2023 and December 31, 2022; 153,321 and 151,490 shares issued at March 31, 2023 and December 31, 2022, respectively	1,532	1,514
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2023 and December 31, 2022; 152,117 shares issued at both March 31, 2023 and December 31, 2022	1,522	1,522
Additional paid-in capital	700,722	691,629
Stockholders' accumulated deficit	(413,126)	(406,183)
Accumulated other comprehensive income	3,764	9,939
Total Amneal Pharmaceuticals, Inc. stockholders' equity	294,414	298,421
Non-controlling interests	(159,746)	(114,442)
Total stockholders' equity	134,668	183,979
Total liabilities and stockholders' equity	$3,626,605	$3,799,341
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,094)	$(6,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,150	57,815
Unrealized foreign currency (gain) loss	(1,987)	3,140
Amortization of debt issuance costs and discount	2,058	2,195
Change in fair value of contingent consideration	2,457	200
Stock-based compensation	7,596	8,065
Inventory provision	25,204	3,578
Other operating charges and credits, net	2,047	1,155
Changes in assets and liabilities:
Trade accounts receivable, net	195,970	124,268
Inventories	(22,508)	(25,549)
Prepaid expenses, other current assets and other assets	29,160	(4,423)
Related party receivables	470	4
Accounts payable, accrued expenses and other liabilities	(150,483)	(48,777)
Related party payables	1,672	5,132
Net cash provided by operating activities	139,712	120,343
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,688)	(10,793)
Acquisition of business	—	(84,714)
Acquisition of intangible assets	(338)	—
Deposits for future acquisition of property, plant, and equipment	(1,711)	(1,888)
Net cash used in investing activities	(11,737)	(97,395)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facility, financing leases and other	(72,659)	(9,796)
Borrowings on revolving credit facility	80,000	—
Proceeds from exercise of stock options	—	111
Employee payroll tax withholding on restricted stock unit vesting	(2,022)	(3,001)
Payments of deferred consideration for acquisitions - related party	—	(43,998)
Acquisition of redeemable non-controlling interest	—	(1,722)
Tax distributions to non-controlling interests	(18,219)	(3,164)
Net cash used in financing activities	(12,900)	(61,570)
Effect of foreign exchange rate on cash	767	(1,572)
Net increase (decrease) in cash, cash equivalents, and restricted cash	115,842	(40,194)
Cash, cash equivalents, and restricted cash - beginning of period	35,227	256,739
Cash, cash equivalents, and restricted cash - end of period	$151,069	$216,545
Cash and cash equivalents - end of period	$144,674	$210,477
Restricted cash - end of period	6,395	6,068
Cash, cash equivalents, and restricted cash - end of period	$151,069	$216,545

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$41,066	$27,289
Cash received (paid), net for income taxes	$3,421	$(4,387)

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$11,548	$3,284
Contingent consideration for acquisition	$—	$8,796

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net (loss) income	—	—	—	—	—	(6,943)	—	(8,688)	(15,631)	5,537
Foreign currency translation adjustments	—	—	—	—	—	—	898	899	1,797	—
Stock-based compensation	—	—	—	—	7,596	—	—	—	7,596	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,831	18	—	—	1,497	—	62	(3,572)	(1,995)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(7,135)	(7,135)	(14,270)	—
Tax distributions	—	—	—	—	—	—	—	(26,808)	(26,808)	(2,959)
Balance at March 31, 2023	153,321	$1,532	152,117	$1,522	$700,722	$(413,126)	$3,764	$(159,746)	$134,668	$27,527

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(1,718)	—	(7,099)	(8,817)	2,357
Foreign currency translation adjustments	—	—	—	—	—	—	(2,024)	(2,055)	(4,079)	—
Stock-based compensation	—	—	—	—	8,065	—	—	—	8,065	—
Exercise of stock options	7	—	—	—	65	—	—	46	111	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,355	14	—	—	319	—	(112)	(3,365)	(3,144)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	26,614	27,010	53,624	—
Tax distributions, net	—	—	—	—	—	—	—	(4,443)	(4,443)	(2,005)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,722)
Balance at March 31, 2022	150,775	$1,506	152,117	$1,522	$666,799	$(278,353)	$(349)	$16,282	$407,407	$16,420

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including complex generics and specialty branded pharmaceuticals. The Company operates principally in the United States (the “U.S.”), India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”).
The Company held 50.2% of Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.8% as of March 31, 2023.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023, cash flows for the three months ended March 31, 2023 and 2022 and the results of its operations, its comprehensive (loss) income and its changes in stockholders’ equity for the three months ended March 31, 2023 and 2022. The consolidated balance sheet data at December 31, 2022 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by U.S. GAAP.
Except for the updates included in this note, the accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2022 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, billbacks, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, liabilities for legal matters, initial and subsequent valuation of contingent consideration recognized in business combinations, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 was effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2023 and will apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements since the Company did not acquire a business during the three months ended March 31, 2023.

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
3. Acquisitions
Saol Baclofen Franchise Acquisition
On December 30, 2021, the Company entered into an asset purchase agreement with certain entities affiliated with Saol International Limited (collectively, “Saol”), a private specialty pharmaceutical company, pursuant to which it agreed to acquire Saol’s baclofen franchise, including Lioresal®, LYVISPAH™, and a pipeline product under development (the “Saol Acquisition”). The Saol Acquisition expanded the Company’s commercial institutional and specialty portfolio in neurology and added commercial infrastructure in advance of its entry into the biosimilar institutional market. The transaction closed on February 9, 2022.
Consideration for the Saol Acquisition included $84.7 million, paid at closing with cash on hand, and contingent royalty payments based on annual net sales for certain acquired assets, beginning in June 2023. Cash paid at closing included $1.1 million for inventory acquired in excess of the normalized level, as defined in the asset purchase agreement (working capital adjustment).
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
(1)The estimated fair value of contingent consideration on the acquisition date was $8.8 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, projected year of payments and expected net product sales. Refer to Note 17. Fair Value Measurements, for additional information on the methodology and determination of this liability.
The following is a summary of the purchase price allocation for the Saol Acquisition (in thousands):

Final Fair Values as of February 9, 2022
Inventory	$2,162
Prepaid expenses and other current assets	98
Goodwill	7,553
Intangible assets	83,815
Total assets acquired	93,628
Accounts payable and accrued expenses	118
Fair value of consideration transferred	$93,510

The Company acquired $83.8 million of marketed product rights intangible assets with a weighted average useful life of 11.5 years in the Saol Acquisition. The acquired intangible assets are being amortized over their estimated useful lives.
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
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended March 31,
	2023	2022
Customer A	22%	19%
Customer B	14%	18%
Customer C	20%	23%
Customer D	9%	11%
Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three months ended March 31, 2023 and 2022, are set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Generics
Anti-Infective	$5,174	$6,245
Hormonal / Allergy	104,851	96,368
Antiviral	25,474	10,571
Central Nervous System	84,582	81,125
Cardiovascular System	32,503	23,453
Gastroenterology	14,364	16,620
Oncology	10,578	17,208
Metabolic Disease/Endocrine	9,265	11,233
Respiratory	12,815	5,665
Dermatology	18,004	13,477
Other therapeutic classes	25,895	35,360
International and other	301	422
Total Generics net revenue	343,806	317,747
Specialty
Hormonal / Allergy	24,763	19,419
Central Nervous System	60,139	58,168
Other therapeutic classes	6,776	7,499
Total Specialty net revenue	91,678	85,086
AvKARE
Distribution	83,230	60,263
Government Label	24,516	24,459
Institutional	8,862	6,315
Other	5,448	3,763
Total AvKARE net revenue	122,056	94,800
Total net revenue	$557,540	$497,633
A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2023 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2022	$573,592	$27,454	$145,060	$86,030
Provision related to sales recorded in the period	760,744	25,462	15,920	49,573
Credits/payments issued during the period	(908,454)	(28,995)	(20,996)	(64,149)
Balance at March 31, 2023	$425,882	$23,921	$139,984	$71,454
5. Alliance and Collaboration
The Company has entered into several alliance, collaboration, license, distribution and similar agreements with respect to certain of its products and services with third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform and revenue recognized under development agreements which generally obligate the Company to provide research and development (“R&D”) services over multiple periods. The Company’s significant arrangements are discussed below.
License Agreement
On December 28, 2022, Amneal signed a long-term license agreement with Orion Corporation (“Orion”), a globally operating Finnish pharmaceutical company, to commercialize a number of its complex generic products in most parts of Europe, Australia and New Zealand (the “Orion Agreement”). The initial term of the Orion Agreement commences upon commercial launch of the products and will continue for eight years. The Orion Agreement will automatically renew for successive two-year terms unless either party declines such renewal in writing at least one year in advance.
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
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million (based on the exchange rate as of that date), which was collected in January 2023. Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $49.0 million, based on the exchange rate as of March 31, 2023, contingent upon whether Orion achieves certain annual sales targets.
The Orion Agreement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). The Company identified performance obligations related to: (1) the grant of a license of functional IP, (2) the performance of R&D activities, and (3) the supply of products. The Company evaluated that the grant of licenses is in the scope of ASC 606, whereas the performance of R&D activities is in the scope of ASC 730-20, Research and Development Arrangements, because the Company determined that performing R&D activities on behalf of other parties is not part of the ordinary activities of its business. The Company records reimbursement received from Orion for R&D activities as a reduction of R&D expense. The Company concluded each future purchase order from Orion represents a separate contract. Amneal will record revenue related to each purchase order when it transfers control of the products to Orion. At December 31, 2022, Amneal had not performed any reimbursable R&D activities under the Orion Agreement or supplied any products to Orion.
The Company determined that the transaction price under the arrangement was the upfront payment of $21.4 million, which was allocated to the performance obligations based on their relative standalone selling prices. The remaining sales-based milestones payments are variable consideration and were not included in the transaction price because they were fully constrained under ASC 606.
For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the R&D activities performance obligation and was recorded as deferred income, of which $6.7 million was recorded in accounts payable and accrued expenses and $6.7 million was recorded in other long-term liabilities as of December 31, 2022. During the three months ended March 31, 2023, the Company recognized $0.6 million as a reduction to R&D expense related to services performed under the Orion Agreement. As of March 31, 2023, deferred income of $6.1 million and $6.7 million, respectively, was recorded in accounts payable and accrued expenses and other long-term liabilities. As of March 31, 2023, no products have been supplied by Amneal under the Orion Agreement.
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

On April 13, 2022, the Food and Drug Administration (the “FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million in 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of 7 years.
Agreements with Kashiv Biosciences, LLC
For details on the Company’s related party agreements with Kashiv, refer to Note 21. Related Party Transactions in this Form 10-Q and Note 24. Related Party Transactions in the Company’s 2022 Annual Report on Form 10-K.
6. Government Grants

In November 2021, Amneal Pharmaceuticals Private Limited, a subsidiary of the Company in India, was selected as one of 55 companies to participate in the India Production Linked Incentive Scheme for the Pharmaceutical Sector (“PLI Scheme”). The government of India established the PLI Scheme to make India’s domestic manufacturing more globally competitive and to create global champions within the pharmaceutical sector by encouraging investment and product diversification with a focus on manufacturing complex and high value goods.

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $121.7 million (based on the exchange rate as of March 31, 2023), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments and (ii) a minimum percentage growth in sales of eligible products.

The Company concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives on a systematic basis in other operating income. For the three months ended March 31, 2023, the Company recognized approximately $1.2 million of other operating income (none during the three months ended March 31, 2022) from the PLI Scheme. As of March 31, 2023 and December 31, 2022, the Company recorded a corresponding receivable from the government of India of $5.2 million and $4.0 million, respectively, within prepaid and other current assets.
7. Income Taxes
For the three months ended March 31, 2023, the Company’s provision for (benefit from) income taxes and effective tax rates were $0.7 million and (7.1)%, respectively, compared to $(3.5) million and 34.9%, respectively, for the three months ended March 31, 2022. The period-over-period change in the provision for income taxes was primarily related to a change in the jurisdictional mix of income and a discrete benefit as a result of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits during the three months ended March 31, 2022.
The Company established a valuation allowance on its deferred tax assets (“DTAs”) based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through March 31, 2023. As a result of the losses through March 31, 2023, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of March 31, 2023 and December 31, 2022, this valuation allowance was $435.4 million and $434.9 million, respectively, and it reduced the carrying value of these gross DTAs to zero.
The Company entered into a tax receivable agreement (“TRA”) for which it is generally required to pay the holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of class A common stock and (ii) tax benefits attributable to payments made under the TRA.  In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $192.8 million during 2019.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA;

therefore, as of March 31, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both March 31, 2023 and December 31, 2022, the contingent liability associated with the TRA was approximately $202.7 million, out of which approximately $1.5 million was recorded.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal Common Units sold or exchanged for the Company’s class A common stock, the price of the Company’s class A common stock on the date of sale or exchange, the timing and amount of the Company’s taxable income, and the tax rate in effect at the time of realization of the Company’s taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Further sales or exchanges occurring subsequent to March 31, 2023 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $202.7 million contingent liability as of March 31, 2023 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $1.5 million accrued as of March 31, 2023. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
8. Loss per Share
Basic loss per share of the Company’s class A common stock is computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding during the period. Diluted loss per share of class A common stock is computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of class A common stock outstanding, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(6,943)	$(2,156)
Denominator:
Weighted-average shares outstanding - basic and diluted	152,109	149,892
Net loss per share attributable to Amneal Pharmaceuticals, Inc.’s class A common stockholders:
Basic and diluted	$(0.05)	$(0.01)
Shares of the Company’s class B common stock do not share in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted loss per share of class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted loss per share of class A common stock (in thousands):

	Three Months Ended March 31,
	2023		2022
Stock options	2,632	(1)	3,035	(1)
Restricted stock units	11,576	(1)	11,430	(1)
Performance stock units	7,018	(1)	7,947	(1)
Shares of class B common stock	152,117	(2)	152,117	(2)
(1)Excluded from the computation of diluted loss per share of class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company during the period.
(2)Shares of class B common stock are considered potentially dilutive shares of class A common stock. Shares of class B common stock have been excluded from the computations of diluted loss per share because the effect of their inclusion would have been anti-dilutive under the if-converted method.
9. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Gross accounts receivable	$998,134	$1,344,959
Allowance for credit losses	(2,571)	(2,122)
Contract charge-backs and sales volume allowances	(425,882)	(573,592)
Cash discount allowances	(23,921)	(27,454)
Subtotal	(452,374)	(603,168)
Trade accounts receivable, net	$545,760	$741,791
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	March 31, 2023	December 31, 2022
Customer A	36%	41%
Customer B	17%	25%
Customer C	28%	21%
10. Inventories
Inventories were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$218,065	$224,607
Work in process	54,169	58,522
Finished goods	256,808	247,606
Total inventories	$529,042	$530,735

11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Deposits and advances	$3,306	$1,821
Prepaid insurance	4,514	8,090
Prepaid regulatory fees	3,540	5,298
Income and other tax receivables	12,943	12,881
Prepaid taxes	13,634	16,593
Other current receivables (1)	14,016	33,133
Chargebacks receivable (2)	10,964	8,605
Other prepaid assets	18,507	17,144
Total prepaid expenses and other current assets	$81,424	$103,565
(1)Other current receivables as of December 31, 2022 include a $21.4 million receivable for an upfront payment associated with the Orion Agreement, which was collected in January 2023. Refer to Note 5. Alliance and Collaboration for additional information.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.
12. Goodwill and Other Intangible Assets
The changes in goodwill for the three months ended March 31, 2023 and for the year ended December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of period	$598,853	$593,017
Goodwill acquired during the period	—	7,553
Adjustment during the period for Puniska Acquisition	—	3,075
Currency translation	303	(4,792)
Balance, end of period	$599,156	$598,853
As of March 31, 2023, $366.3 million, $163.4 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2022, $366.3 million, $163.1 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the year ended December 31, 2022, goodwill acquired during the period was associated with the Saol Acquisition. Refer to Note 3. Acquisitions for additional information.

Intangible assets at March 31, 2023 and December 31, 2022 were comprised of the following (in thousands):

	March 31, 2023				December 31, 2022
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	7.4	$1,222,612	$(609,267)	$613,345	$1,222,762	$(573,281)	$649,481
Other intangible assets	3.9	133,800	(82,181)	51,619	133,800	(77,943)	55,857
Subtotal		$1,356,412	$(691,448)	$664,964	$1,356,562	$(651,224)	$705,338
In-process research and development		390,355	—	390,355	390,755	—	390,755
Total intangible assets		$1,746,767	$(691,448)	$1,055,319	$1,747,317	$(651,224)	$1,096,093
Amortization expense related to intangible assets was $41.1 million and $40.9 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $390.4 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2023	$121,942
2024	162,793
2025	124,439
2026	73,893
2027	52,448
2028	30,753
Thereafter	98,696
Total	$664,964
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.

13. Other Assets

Other assets were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Interest rate swap (1)	$71,316	$85,586
Security deposits	3,566	3,523
Long-term prepaid expenses	4,119	3,711
Deferred revolving credit facility costs	2,068	2,206
Other long term assets	5,359	8,191
Total	$86,428	$103,217

(1)Refer to Note 17. Fair Value Measurements and Note 18. Financial Instruments for information about the Company’s interest rate swap.

14. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$136,922	$165,980
Accrued returns allowance (1)	139,984	145,060
Accrued compensation	32,115	54,038
Accrued Medicaid and commercial rebates (1)	71,454	86,030
Accrued royalties	17,370	19,309
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	13,826	11,386
Taxes payable	1,069	359
Accrued other	44,455	45,811
Total accounts payable and accrued expenses	$467,421	$538,199
(1)Refer to Note 4. Revenue Recognition for a rollforward of the balance from December 31, 2022 to March 31, 2023.
15. Debt
The following is a summary of the Company’s total indebtedness (in thousands):

	March 31, 2023	December 31, 2022
Term Loan due May 2025	$2,557,126	$2,563,876
Rondo Term Loan due January 2025	47,000	72,000
Total debt	2,604,126	2,635,876
Less: debt issuance costs	(12,437)	(13,934)
Total debt, net of debt issuance costs	2,591,689	2,621,942
Less: current portion of long-term debt	(29,965)	(29,961)
Total long-term debt, net	$2,561,724	$2,591,981
There have been no material changes in the Company’s long-term debt since December 31, 2022, except as disclosed below. Refer to Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
In January 2023, the Company borrowed $80.0 million under the New Revolving Credit Facility to fund an $83.9 million payment related to the Opana ER® antitrust litigation settlement agreements (refer to Note 19. Commitments and Contingencies). In March 2023, the Company repaid $40.0 million of its borrowings on the New Revolving Credit Facility from cash on hand. As of March 31, 2023, the Company had $100.0 million in borrowings and $245.9 million of available capacity under the New Revolving Credit Facility.
During the three months ended March 31, 2023, the Company repaid $25.0 million of principal outstanding on the Rondo Term Loan, of which $22.8 million was prepaid.

16. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Uncertain tax positions	$572	$563
Long-term portion of liabilities for legal matters (1)	—	49,442
Long-term compensation	18,207	16,737
Contingent consideration (2)	13,384	11,997
Other long-term liabilities	9,293	8,729
Total other long-term liabilities	$41,456	$87,468
(1)    Refer to Note 19. Commitments and Contingencies for additional information.
(2)    Refer to Note 17. Fair Value Measurements for additional information.
17. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurement Based on
March 31, 2023	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$71,316	$—	$71,316	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,832	$—	$9,832	$—
Contingent consideration liabilities (3)	$17,884	$—	$—	$17,884

December 31, 2022
Assets
Interest rate swap (1)	$85,586	$—	$85,586	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,674	$—	$9,674	$—
Contingent consideration liability (3)	$15,427	$—	$—	$15,427
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 18. Financial Instruments for information on the Company's interest rate swap.
(2)These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. As of March 31, 2023 and December 31, 2022, the contingent consideration liability associated with the Saol Acquisition included $0.6 million and $0.1 million, respectively, recorded in accounts payable and accrued expenses and $13.4 million and $12.0 million, respectively, recorded in other-longer term liabilities. As of March 31, 2023 and December 31, 2022, the contingent consideration liability associated with the acquisition of Kashiv Specialty Pharmaceuticals, LLC (“KSP”) was valued at approximately $3.9 million and $3.3 million, respectively, and recorded within related party payables - long term.
There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2023.
Contingent consideration

On April 2, 2021, the Company completed the acquisition of KSP, which provides for contingent milestone payments of up to an aggregate of $8.0 million (undiscounted) upon the achievement of certain regulatory milestones, as well as contingent royalty payments that are tiered depending on the aggregate annual net sales for certain future pharmaceutical products.

On February 9, 2022, the Company completed the Saol Acquisition, which provides for contingent royalty payments that are tiered depending on the aggregate annual net sales for certain pharmaceutical products, beginning in 2023.

There were no contingent royalty payments for the three months ended March 31, 2023.

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2023
Balance, beginning of period	$15,427
Change in fair value during the period	2,457
Balance, end of period	$17,884

The fair value measurement of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, the cost of debt, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future sales of the acquired products. The contingent consideration liabilities were estimated by applying a probability-weighted expected payment model for contingent milestone payments and Monte Carlo simulation models for contingent royalty payments, which were then discounted to present value. Changes to the fair values of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined.

The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liabilities as of March 31, 2023:

Contingent Consideration Liability	Fair Value as of March 31, 2023 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones (KSP acquisition)	$400	Discount rate	6.5%	-	7.4%	6.6%
		Probability of payment	1.8%	-	20.0%	18.6%
		Projected year of payment	2024	-	2026	2024
Royalties (KSP acquisition)	$3,500	Discount rate	12.5%	-	12.5%	12.5%
		Probability of payment	1.8%	-	20.0%	18.6%
		Projected year of payment	2024	-	2033	2028
Royalties (Saol Acquisition)	$13,984	Discount rate	17.5%	-	17.5%	17.5%
		Projected year of payment	2023	-	2033	2027

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at March 31, 2023 was approximately $2.4 billion as compared to approximately $2.3 billion at December 31, 2022.
The Rondo Term Loan, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at March 31, 2023 and December 31, 2022 was $46.5 million and $70.9 million, respectively.
The Sellers Notes, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, are in the Level 2 category within the fair value level hierarchy. The fair value of the Sellers Notes at March 31, 2023 and December 31, 2022 was $39.7 million and $39.1 million, respectively.
Refer to Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the three months ended March 31, 2023 and 2022.

18. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows because the impact of interest rate risk is not material. The Company is exposed to interest rate risk on its debt obligations. The Company’s debt obligations consist of variable-rate and fixed-rate debt instruments. The Company’s primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. To achieve this objective, the Company has entered into an interest rate swap on the Term Loan.
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
As of March 31, 2023, the total gain, net of income taxes, related to the Company’s cash flow hedge was $71.3 million, of which $35.4 million was recognized in accumulated other comprehensive income and $35.9 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other assets	$71,316	Other assets	$85,586
19. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The Company has also licensed certain technologies or intellectual property from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 5. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 21. Related Party Transactions for additional information.
Contingencies
Legal Proceedings
The Company's legal proceedings are complex, constantly evolving, and subject to uncertainty. As such, the Company cannot predict the outcome or impact of its significant legal proceedings which are set forth below. Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products. While the Company believes it has meritorious claims and/or defenses to the matters described below (and intends to vigorously prosecute and defend them), the nature and cost of litigation is unpredictable, and an unfavorable outcome of such proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues a potential loss. When the Company has a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, the Company records the loss at the low end of the range. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is unable at this time to estimate the possible loss or the range of loss, if any, associated with such legal proceedings and claims. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs to defend or settle, borrowings under the Company’s debt agreements, restrictions on product use or sales, or otherwise harm the Company’s business. The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from the Company’s estimates and could have a material adverse effect on its results of operations and/or cash flows in any given accounting period, or on the its overall financial condition. The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. An insurance recovery, if any, is recorded in the period in which it is probable the recovery will be realized. For the three months ended March 31, 2023 and 2022, credit related to legal matters, net was $0.4 million and $2.3 million, respectively.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	March 31, 2023	December 31, 2022
Opana ER® antitrust litigation	$50,000	$83,944
Opana ER® antitrust litigation-accrued interest	1,216	1,423
Opana ER® antitrust litigation-imputed interest	(1,070)	—
Civil prescription opioid litigation	20,048	17,993
Galeas v. Amneal	1,200	1,200
Other	4,923	2,923
Current portion of liabilities for legal matters	$76,317	$107,483

Opana ER® antitrust litigation	$—	$50,000
Opana ER ® antitrust litigation-accrued interest	—	847
Opana ER ® antitrust litigation-imputed interest	—	(1,405)
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$—	$49,442
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
Federal and State Healthcare Programs
In the United States, many of our products are eligible for reimbursement under federal and state health care programs such as Medicaid, Medicare, TRICARE, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to reimbursement are applicable to our business. We could be subject to claims from federal and state healthcare programs for non-compliance with these laws and regulations.

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
Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On February 25, 2014, Impax Laboratories, Inc. (“Impax”) received a Civil Investigative Demands (“CID”) from the Federal Trade Commission (“FTC”) concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against Impax, Endo Pharmaceuticals Inc. (“Endo”), and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Impax and Endo violated antitrust laws when they entered into a June 2010 settlement agreement that resolved patent litigation in connection with the submission of Impax’s ANDA for generic original Opana® ER. In October 2016, the Court granted Impax’s motion to sever, formally terminating the suit against Impax. In January 2017, the FTC filed a Part 3 Administrative Complaint against Impax with similar allegations regarding the 2010 settlement. Following trial, in May 2018, the Administrative Law Judge ruled in favor of Impax and dismissed the Complaint in its entirety. FTC Complaint Counsel appealed the decision to the full Commission, and in March 2019, the FTC issued an Opinion & Order reversing the Administrative Law Judge’s decision. The Opinion & Order did not provide for any monetary damages but enjoined Impax from entering into future agreements containing certain terms. Impax filed a Petition for Review of the FTC’s Opinion & Order with the United States Court of Appeals for the Fifth Circuit, and on April 13, 2021, the Fifth Circuit issued a decision denying Impax’s Petition for Review, effectively affirming the FTC’s Opinion & Order. On September 10, 2021, Impax filed a petition for writ of certiorari in the Supreme Court, which was denied in December 2021.

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

Pursuant to the settlement agreements, the Company agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all the Plaintiffs’ claims. The cumulative amount of payments made by the Company pursuant to the settlement agreements was $215.0 million as of March 31, 2023, of which $83.9 million was paid during January 2023, primarily using borrowings under the New Revolving Credit Facility (refer to Note 15. Debt). As of March 31, 2023, the liability for the remaining settlement payment of $50.0 million and 3% stated interest thereon was included in the current portion of liabilities for legal matters. The remaining imputed interest of $1.1 million as of March 31, 2023 will be recognized to interest expense during the final payment period. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries. Upon court approval of the final settlement agreements as discussed above, substantially all the claims and lawsuits in the litigation were resolved.
Sergeants Benevolent Association Health & Welfare Fund v. Actavis, PLC, et. al.

In August 2015, a complaint styled as a class action was filed against Forest Laboratories (a subsidiary of Actavis plc) and numerous generic drug manufacturers, including Amneal, in the United States District Court for the Southern District of New York involving patent litigation settlement agreements between Forest Laboratories and the generic drug manufacturers concerning generic versions of Forest’s Namenda® IR product. The complaint (as amended on February 12, 2016) asserts federal and state antitrust claims on behalf of indirect purchasers, who allege in relevant part that during the class period they indirectly purchased Namenda® IR or its generic equivalents in various states at higher prices than they would have absent the defendants’ allegedly unlawful anticompetitive conduct. Plaintiff sought, among other things, unspecified monetary damages, and equitable relief, including disgorgement and restitution. In June 2019, the Company reached a settlement with the plaintiff, subject to Court approval. On September 10, 2019, the Court entered an order preliminarily approving the settlement and indefinitely staying the case as to the settling defendants (including the Company), until the disposition of the claims against the non-settling defendants. The remaining defendants subsequently also settled with the plaintiff. The plaintiff filed proposed materials seeking final approval of all settlements, including with the Company, and to finally resolve the case. The Court held a fairness hearing on the proposed settlements on March 23, 2023. All settlements were approved, including as to the Company, and no further action is required. The amount of the settlement was not material to the Company’s consolidated financial statements.

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
Both the May 10, 2019 and June 10, 2020 lawsuits have been incorporated into MDL No. 2724, and the June 10, 2020 lawsuit has been selected for bellwether status. On March 30, 2022, the State of Alabama voluntarily dismissed all its claims in the two actions against all defendants, including the Company, without prejudice. On February 21, 2023, the Territory of Guam voluntarily dismissed all its claims in the two actions against all defendants, including the Company, with prejudice. On February 27, 2023, the Court addressed defendants’ motions to dismiss the June 10, 2020 bellwether action, holding that the states may not pursue certain federal remedies, and otherwise denying Amneal’s joint and individual motion to dismiss. The court did not analyze the substance of the states’ state law claims, reserving those issues for a separate ruling. On March 24, 2023, certain Defendants including the Company filed a motion requesting that the Court certify for appeal its February 27, 2023 order denying Defendants’ motion to dismiss, arguing that the Order involved two controlling questions of law as to which immediate appellate review is warranted (1) whether the complaint adequately alleges an “overarching conspiracy,” and (2) whether the Court properly deferred adjudication of Defendants’ claim-splitting defense.
Fact and document discovery in MDL No. 2724 are proceeding. The court has entered a Pretrial Order setting a schedule for the bellwether cases, which includes a June 1, 2023 deadline for bellwether fact discovery and a March 13, 2024 deadline for the filing of summary judgment motions. No trial date has been set.
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

Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). There are approximately 922 cases in the MDL in which the Company or its affiliates have been named as defendants. Three third-party payor cases were dismissed from the MDL on April 18, 2023. Since December 31, 2022, three additional opioid cases have been filed against the Company or come to the Company’s attention as result of service of a complaint upon the Company. The three cases are: (1) Cuyahoga County, OH et al. v. Mylan Pharmaceuticals, Inc. et al., Civil Action No. 1:23-op-45003-DAP, which was directly filed in the MDL pending in the United States District Court for the Northern District of Ohio; (2) The City of Atlanta, GA et al. v. Mylan Pharmaceuticals, Inc. et al., Case 1:23-cv-01193-TWT (N.D. Ga.), which is a federal case that will not be consolidated into the MDL; and (3) Palm Beach County, FL et al. v. Mylan Pharmaceuticals, Inc. et al., Case 9:23-cv-80431-RLR (S.D. Fla.), another federal case that will not be consolidated into the MDL. The Company is also named in approximately 77 state court cases pending in ten states. The Company has filed motions to dismiss in many of these cases. No firm trial dates have been set except in Alabama (July 24, 2023) and Texas (May 20, 2024 (Dallas County) and September 30, 2024 (Bexar County)). The Company was not involved in the September 2022 trial in New Mexico previously reported because of the settlement the Company reached with the New Mexico Attorney General to resolve the New Mexico Attorney General’s claims against the Company, which was finalized on April 24, 2023. The Company anticipates entry of a Consent Judgment dismissing the New Mexico Attorney General’s lawsuit in May 2023.

On August 3, 2022, the Company and certain of its affiliates were named as defendants in a Complaint filed in Tennessee state court, along with numerous other manufacturers, distributors, retailers, and healthcare providers, in which it is alleged the defendants are liable in civil damages to six minors who allegedly were born with neonatal abstinence syndrome (“NAS”) allegedly as a result of their biological mothers’ alleged use of diverted prescription opioid medications. The plaintiffs’ claim against each defendant in that case requires plaintiffs to prove by clear and convincing evidence that the defendant intentionally participated in Tennessee in that state’s illegal drug market as defined in the Tennessee Drug Dealer Liability Act. The case is currently stayed, but the Company intends to file a motion to dismiss the complaint when the case resumes. On November 1, 2022, the Company entered into a preliminary settlement agreement to resolve all pending litigation brought by West Virginia political subdivisions. The Company also was named in two NAS cases in West Virginia state court which have been consolidated with other West Virginia state court NAS cases before the West Virginia Mass Litigation Panel. The Company filed a motion to dismiss the complaints on February 3, 2023, which the court granted on April 17, 2023. The Company anticipates entry of an order dismissing the NAS cases in May 2023.

Based on the preliminary settlement agreement and preliminary settlement agreement with the states of New Mexico and West Virginia, respectively, and an assessment of the information available, the Company recorded an $18.0 million charge for the year ended December 31, 2022, related to the majority of the MDL and state court cases. Based on an increase in the number of political subdivision cases, the Company recorded a $2.1 million charge for the three months ended March 31, 2023. For the remaining cases, primarily brought by hospitals, pension funds, third-party payors and individuals, the Company has not recorded a liability as of March 31, 2023 and December 31, 2022, because it concluded that a loss was not probable and estimable.
Securities Class Action
On December 18, 2019, Cambridge Retirement System filed a putative class action complaint in the Superior Court of New Jersey, Somerset County against the Company and certain current or former officers alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Cambridge Retirement System v. Amneal Pharmaceuticals, Inc., et al., No. SOM-L-1701-19). Plaintiffs alleged that the May 7, 2018, amended registration statement and prospectus issued in connection with the Amneal/Impax business combination was materially false and/or misleading because it failed to disclose that Amneal allegedly engaged in anticompetitive conduct to fix generic drug prices. On March 28, 2022, the parties executed a settlement agreement for $25.0 million. On April 29, 2022, the court preliminarily approved the settlement. On August 16, 2022, the court gave final approval to the settlement. For the year ended December 31, 2021, the Company recorded a $25.0 million charge associated with this case. For the three months ended March 31, 2022, the Company recorded an insurance recovery of $4.0 million.
United States Department of Justice / Drug Enforcement Administration Subpoenas / New York Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through approximately November 15, 2023. It is not possible to determine the exact outcome of these investigations.

On March 14, 2019, Amneal received a subpoena from an Assistant U.S. Attorney (“AUSA”) for the Southern District of Florida. The subpoena requested information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company intends to cooperate with the AUSA regarding the subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact outcome of this investigation.

On January 13, 2023, Amneal Pharmaceuticals, Inc., Amneal, and Amneal Pharmaceuticals of New York, LLC, received a subpoena from the New York Attorney General, seeking information regarding its business concerning opioid-containing products. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact timing or outcome of the investigation.

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. Consolidated groups of (a) personal injury plaintiffs, (b) economic loss/medical monitoring class action plaintiffs, and (c) third-party payor plaintiffs have each filed master complaints. The Company or its affiliates have been named in these three master complaints and approximately 313 personal injury short form complaints. On July 8, 2021, the MDL dismissed all claims against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs have appealed the MDL court’s dismissal to the 11th Circuit Court of Appeals, which has consolidated the appeals of the personal injury cases. The 11th Circuit Court of Appeals has not established a briefing schedule yet in the appeals.

On June 18, 2020, Amneal was named in a lawsuit filed in New Mexico brought by the New Mexico Attorney General alleging claims of public nuisance, negligence, and violations of consumer protection laws against various brand and generic manufacturers and store-brand distributors of Zantac®/Ranitidine. Plaintiff seeks unspecified compensatory and punitive damages, as well as abatement, medical monitoring, restitution, and injunctive relief. The Company filed a motion to dismiss based on lack of personal jurisdiction on January 26, 2022, that remains pending.

On October 1, 2021, Amneal and Amneal Pharmaceuticals of New York, LLC were named as defendants in two Pennsylvania state court complaints, along with twenty-five other defendants, including brand-name manufacturers, generic manufacturers, and one Pennsylvania-based pharmacy. The complaint track cases are coordinated in the Philadelphia County Court of Common Pleas with other Pennsylvania ranitidine cases in which the Company is not a party under what is known as a Mass Tort Program (MTP). Company affiliates have been named in three additional cases filed on September 27, 2022, each of which is part of the MTP. Company affiliates were named in two additional cases filed on December 31, 2022, which were removed to federal court on January 4, 2023.

In a lawsuit filed on February 8, 2022 by Gary Ross in Illinois state court, Amneal and Amneal Pharmaceuticals of New York, LLC were named as defendants, along with twenty other defendants, including brand-name manufacturers, generic manufacturers, and retailers in which plaintiff claimed personal injury from use of ranitidine. The generic drug manufacturers filed a motion to dismiss on March 28, 2022, which remains pending. On March 1, 2022, plaintiff Barbara Martin filed a lawsuit in Illinois state court naming Amneal, Amneal Pharmaceuticals of New York, LLC, and Amneal Pharmaceuticals, Inc., along with seven other defendants, including brand-name manufacturers, generic manufacturers, and retailers. Plaintiff has attempted to serve only Amneal Pharmaceuticals of New York, LLC. The Company filed a motion to dismiss on May 6, 2022. In addition, the Company and/or its affiliates, as well as multiple other defendants including other generic drug manufacturers, have been named as defendants in six multi-plaintiff cases filed in three different Illinois counties in which plaintiffs allege injuries in the form of various cancers from the use of ranitidine. The cases have been consolidated in a statewide consolidated proceeding in Cook County, Illinois. At the appropriate time, the Company intends to file motions to dismiss.

The Company and/or its affiliates, as well as multiple other defendants including other generic drug manufacturers, have been named in 94 single-plaintiff cases filed in California since August 2022, in which plaintiffs allege injuries in the form of various cancers from the use of ranitidine. The cases were transferred to Judicial Council Coordination Proceedings pending in Alameda County, California. At the appropriate time, the Company intends to file motions to dismiss.

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

On July 6, 2020, a consolidated economic loss complaint filed on behalf of consumers and third-party payors who purchased or paid or made reimbursements for metformin alleges that plaintiffs suffered economic losses in connection with their purchases or reimbursements due to the purported contamination. On January 31, 2023, the Court granted in part and denied in part Defendants’ third motion to dismiss. As part of its ruling, the Court granted AvKare’s motion to dismiss for lack of standing. On March 16, 2023, Amneal Pharmaceuticals, Inc. and Amneal filed separate answers to Plaintiffs’ consolidated economic loss complaint.

Additionally, the consolidated matters include two medical monitoring class action complaints filed in October 2020, on behalf of consumers who consumed allegedly contaminated metformin, alleging “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” and seek medical monitoring, including evaluation and treatment. Amneal Pharmaceuticals, Inc. and AvKare are named as defendants in one action, and Amneal Pharmaceuticals, Inc. and a retail pharmacy are named as defendants in the other action. Amneal Pharmaceuticals, Inc.’s and AvKare’s time to answer, move or otherwise respond to the Complaints is stayed until after plaintiffs file an amended or consolidated complaint in each action.

On February 2, 2023, the Court ordered discovery to proceed, and further written fact discovery has now commenced. On March 24, 2023, the parties filed a joint submission setting forth the parties’ positions related to a discovery scheduling order proposal, which remains pending.

On March 29, 2021, a plaintiff filed a complaint in the United States District Court for the Middle District of Alabama asserting claims against manufacturers of Valsartan, Losartan, and Metformin based on the alleged presence of nitrosamines in those products. The only allegations against the Company concern Metformin (Davis v. Camber Pharmaceuticals, Inc., et al., C.A. No. 2:21-00254 (M.D. Ala.) (the “Davis Action”)). On May 5, 2021, the United States Judicial Panel on Multidistrict Litigation (the “JPML”) transferred the Davis Action into the In re: Valsartan, Losartan, and Irbesartan Products Liability Litigation multi-district litigation for pretrial proceedings.

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several putative class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with the settlement of patent litigation related to Xyrem®. Plaintiffs seek unspecified monetary damages and penalties as well as equitable relief, including disgorgement and restitution. On December 16, 2020, the JPML transferred the actions to the United States District Court for the Northern District of California for consolidated pretrial proceedings (In re Xyrem (Sodium Oxybate) Antitrust Litigation, No. 5:20-md-02966-LHK (N.D. Cal.)). Plaintiffs filed a consolidated amended class complaint in March 2021, which Defendants moved to dismiss. On August 13, 2021, the District Court granted in part and denied in part Defendants’ motion, dismissing the federal damages claims and a number of state-law claims, while permitting the remaining claims to proceed. On January 9, 2023, Amneal reached a settlement in principle with the putative class plaintiffs and executed a settlement agreement on February 28, 2023. The remaining opt-out plaintiffs in the federal case are United Healthcare Services, Inc., Humana Inc., Molina Healthcare Inc., and Health Care Services Corporation. Discovery closed on January 30, 2023, and briefing related to class certification is scheduled to culminate with a hearing that took place on April 19, 2023. In a separate action in California state court filed by Aetna Inc., another opt-out plaintiff, the court held that it lacks jurisdiction over several defendants, including Amneal, on December 27, 2022, and later issued an order dismissing Amneal without prejudice. On January 27, 2023, Aetna filed an amended complaint identifying several parties, including Amneal, as alleged non-party co-conspirators.

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® in order to maintain higher prices, in violation of the antitrust laws. The Company, along with the other defendants, moved to dismiss for failure to state a claim, and on December 28, 2021, the Court granted the motion in full, with leave to amend. On January 18, 2022, Plaintiff filed its amended complaint, making substantively the same antitrust allegations, but alleging that the violations were effectuated by either a single overarching conspiracy or a series of bilateral conspiracies. The Company moved to dismiss the amended complaint for failure to state a claim. On March 30, 2022, the Court granted in part and denied in party defendants’ motion, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants. On November 23, 2022, the Court denied plaintiff’s motion for class certification without prejudice. Plaintiff filed its renewed motion for class certification on December 22, 2022. Following opposition and reply briefing, the Court held a hearing on the renewed motion for class certification on February 7, 2023. The Court also granted defendants the opportunity to submit a supplemental brief in opposition to the renewed motion for class certification, which was filed on February 14, 2023. Defendants filed two motions for summary judgment on January 13, 2023, one filed by Takeda, and another filed jointly by Amneal, Watson, and Teva. Defendants also filed motions to exclude the opinions of five of plaintiff’s six experts. Plaintiff filed a motion for partial summary judgment on January 13, 2023. Plaintiff did not file any motions to exclude any of defendants’ experts. Briefing on the motions for summary judgment and motions to exclude expert testimony was completed on February 6, 2023. On January 18, 2023, the Court issued an order vacating all trial-related deadlines and requiring Defendants to file a joint notice as to potential revised trial dates within ten days of the Court’s decision on Plaintiff’s renewed motion for class certification. On February 28, 2023, the Court granted in part defendants’ motion to exclude the testimony of Plaintiff’s patent litigation expert. On March 1, 2023, the Court denied plaintiff’s renewed motion for class certification. On March 13, 2023, the Court denied the remainder of defendants’ motions to exclude plaintiff’s experts. On March 14, 2023, the Court entered a scheduling order setting out discrete schedules depending on whether additional plaintiffs seek to join plaintiff’s complaint. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 former absent class members as plaintiffs, which the Court subsequently granted. Plaintiffs’ second amended complaint did not add any new legal theories or allegations. On April 14, 2023, the Court entered a scheduling order requiring the new plaintiffs to provide discovery on their claims by May 1, 2023, and setting a 22-day jury trial to begin September 5, 2023.

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

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal Pharmaceuticals, Inc. stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company is named as a nominal defendant. For additional details of the claim, refer to Note 21. Commitments and Contingencies of our 2022 Annual Report on Form 10-K. On May 2, 2023, the parties entered into a final settlement agreement that, if approved by the court, would fully resolve this matter. Pursuant to the settlement, the Company has agreed to amend the January 11, 2021 Membership Interest Purchase Agreement with Kashiv to reduce certain royalties on future sales payable by Kashiv, adopt certain governance changes, and pay to plaintiffs’ counsel a court-ordered attorneys fees and expense award in an amount not to exceed $2 million. The parties have submitted the proposed settlement to the Court of Chancery and requested that the Court of Chancery schedule a hearing to review the fairness of the proposed settlement.

Indian Tax Authority Matters

Amneal Pharmaceuticals Pvt. Ltd. (“Amneal Pvt.”), RAKS Pharmaceuticals Pvt. Ltd., and Puniska Healthcare Pvt. Ltd., are subsidiaries of the Company, currently involved in litigations with Indian tax authorities concerning Central Excise Tax, Service Tax, Goods & Services Tax, and Value Added Tax for various periods of time between 2014 and 2017. These subsidiaries have contested certain of these assessments, which are at various stages of the administrative process. The Company strongly believes its Indian subsidiaries have meritorious defenses in the matter.
20. Stockholders’ Equity and Redeemable Non-Controlling Interests
Non-Controlling Interests
The Company consolidates the financial statements of Amneal and its subsidiaries and records non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Non-controlling interests are adjusted for capital transactions that impact the non-publicly held economic interests in Amneal.
Under the terms of Amneal’s limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. During the three months ended March 31, 2023 and 2022, the Company recorded net tax distributions of $26.81 million and $4.44 million as a reduction of non-controlling interests, respectively.
The Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interests. The Company attributes 2% of the net income or loss of KSP to the non-controlling interests.
Redeemable Non-Controlling Interests
The Company acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”), in 2020.  The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest (“Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met. Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right. The Rondo Class B Units are also redeemable by the holders upon a change in control. Since the redemption of the Rondo Class B Units is outside of the Company’s control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests.

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three months ended March 31, 2023 and 2022, the Company recorded tax distributions of $2.96 million and $2.01 million as a reduction of redeemable non-controlling interests, respectively.

Redeemable Non-Controlling Interests - Puniska Healthcare Pvt. Ltd.

The Company acquired 74% of the equity interests in Puniska Healthcare Pvt. Ltd. (“Puniska”) on November 2, 2021. Amneal was required pursuant to the purchase agreement to acquire the remaining 26% of Puniska upon approval of the transaction by the government of India. Since approval of the government of India was outside of the Company’s control, upon closing of the acquisition of Puniska, the equity interests of Puniska that the Company did not own were presented outside of stockholders’ equity as redeemable non-controlling interests. The Company attributed 26% of the net losses of Puniska to the redeemable non-controlling interests.
Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the three months ended March 31, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2021	$(18,845)	$(5,982)	$(24,827)
Other comprehensive loss before reclassification	(13,394)	48,270	34,876
Reallocation of ownership interests	(143)	33	(110)
Balance December 31, 2022	(32,382)	42,321	9,939
Other comprehensive loss before reclassification	898	(7,135)	(6,237)
Reallocation of ownership interests	(195)	257	62
Balance March 31, 2023	$(31,679)	$35,443	$3,764
21. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three months ended March 31, 2023, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2022 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended March 31,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2023	2022
Kashiv Biosciences LLC
Parking space lease	Research and development	$17	$25
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim	Selling, general and administrative	—	5,000
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	50	17
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko)	Cost of goods sold	144	—
Storage agreement	Research and development	(48)	—
Total		$163	$5,042

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$566	$526
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$305	$296
PharmaSophia, LLC - research and development services income	Research and development	$—	$(15)
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$1,836	$458
Tracy Properties LLC - operating lease	Selling, general and administrative	$169	$135
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$575	$1,221
AvPROP, LLC - operating lease	Selling, general and administrative	$47	$40
Avtar Investments, LLC - consulting services	Research and development	$188	$84
TPG Operations, LLC - consulting services	Selling, general and administrative	$—	$19
Alkermes	Inventory and cost of goods sold	$2	$—
R&S Solutions - logistics services	Selling, general and administrative	$20	$—
Members - tax receivable agreement (TRA liability)	Other expense	$826	$—

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	March 31, 2023	December 31, 2022
Sellers of AvKARE LLC and R&S - state tax indemnification	$—	$486
Kashiv - various agreements	28	12
Asana BioSciences, LLC	2	2
Related party receivables - short term	$30	$500

Kashiv - various agreements	$75	$110
Apace Packaging, LLC - packaging agreement	1,061	756
AzaTech Pharma LLC - supply agreement	855	863
Avtar Investments LLC - consulting services	85	72
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	442	442
Members - tax receivable agreement	631	201
R&S Solutions LLC - logistics services	13	7
Alkermes Plc	—	28
Kanan LLC - operating lease	41	—
Members - tax distributions	8,767	—
Rondo Class B unit holders - tax distributions	2,780	—
Related party payables - short term	$14,750	$2,479

Kashiv - contingent consideration (1)	$3,900	$3,290
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	6,481	5,929
Members - tax receivable agreement	826	430
Related party payables - long term	$11,207	$9,649
(1)     The contingent consideration liability was associated with the acquisition of KSP. Refer to Note 17. Fair Value Measurements for additional information.
TPG is a significant stockholder of the Company. A Managing Director of TPG is an observer of the Company’s Board. TPG Capital BD, LLC (“TPG Capital”) has been providing the Company with advice and assistance with respect to the planned refinancing or replacement of certain indebtedness of the Company and will receive a customary fee, in an amount to be negotiated, contingent on the closing of a transaction. For the three months ended March 31, 2023, the Company did not incur any costs related to services provided by TPG Capital.
22. Segment Information
The Company has three reportable segments: Generics, Specialty, and AvKARE.
Generics
The Company’s Generics segment includes a retail and institutional portfolio of approximately 260 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals.
Specialty
The Company’s Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders.
AvKARE

The Company’s AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, primarily focused on serving the Department of Defense and the Department of Veterans Affairs. AvKARE is also a wholesale distributor of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, and medical and surgical products. AvKARE is also a packager and wholesale distributor of pharmaceuticals and vitamins to its retail and institutional customers who are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, R&D expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$343,806	$91,678	$122,056	$—	$557,540
Cost of goods sold	230,551	43,191	105,612	—	379,354
Gross profit	113,255	48,487	16,444	—	178,186
Selling, general and administrative	27,600	22,379	12,940	39,177	102,096
Research and development	32,359	6,331	—	—	38,690
Intellectual property legal development expenses	1,624	20	—	—	1,644
Restructuring and other charges	99	—	—	411	510
Change in fair value of contingent consideration	—	2,457	—	—	2,457
(Credit) charges related to legal matters, net	(2,444)	—	—	2,008	(436)
Other operating income	(1,224)	—	—	—	(1,224)
Operating income (loss)	$55,241	$17,300	$3,504	$(41,596)	$34,449

Three Months Ended March 31, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$317,747	$85,086	$94,800	$—	$497,633
Cost of goods sold	199,030	43,853	80,179	—	323,062
Gross profit	118,717	41,233	14,621	—	174,571
Selling, general and administrative	27,593	24,400	13,410	33,262	98,665
Research and development	43,221	9,577	—	—	52,798
Intellectual property legal development expenses (credit)	772	(8)	—	—	764
Acquisition, transaction-related and integration expenses	—	—	—	434	434
Restructuring and other charges	206	—	—	525	731
Change in fair value of contingent consideration	—	200	—	—	200
Charges (credit) related to legal matters, net	1,674	—	—	(4,000)	(2,326)
Operating income (loss)	$45,251	$7,064	$1,211	$(30,221)	$23,305
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including complex generics and specialty branded pharmaceuticals. We operate principally in the United States (the “U.S.”), India, and Ireland, and sell to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. We are a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”).

The Company held 50.2% of Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company held the remaining 49.8% as of March 31, 2023. The Company is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K and under the heading Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis for the three months ended March 31, 2023 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
Overview
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes approximately 260 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics, films, transdermal patches and topicals. We focus on developing products with substantial barriers-to-entry resulting from complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and/or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of the Company’s control.
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
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2022 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business will experience an increase in costs due to inflation of approximately $15.0 million for the year ending December 31, 2023, excluding the impact of rising interest rates. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.
Uncertainties in Financial Markets
In March 2023, certain U.S. and international government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements on favorable terms, or at all, may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$557,540	$497,633	$59,907	12.0%
Cost of goods sold	379,354	323,062	56,292	17.4%
Gross profit	178,186	174,571	3,615	2.1%
Selling, general and administrative	102,096	98,665	3,431	3.5%
Research and development	38,690	52,798	(14,108)	(26.7)%
Intellectual property legal development expenses	1,644	764	880	115.2%
Acquisition, transaction-related and integration expenses	—	434	(434)	nm
Restructuring and other charges	510	731	(221)	(30.2)%
Change in fair value of contingent consideration	2,457	200	2,257	nm
Credit related to legal matters, net	(436)	(2,326)	1,890	(81.3)%
Other operating income	(1,224)	—	(1,224)	nm
Operating income	34,449	23,305	11,144	47.8%
Total other expense, net	(43,875)	(33,226)	(10,649)	32.1%
Loss before income taxes	(9,426)	(9,921)	495	(5.0)%
Provision for (benefit from) income taxes	668	(3,461)	4,129	(119.3)%
Net loss	$(10,094)	$(6,460)	$(3,634)	56.3%
nm - not meaningful
Net Revenue

Net revenue for the three months ended March 31, 2023 increased 12.0% from the prior year period primarily due to:

•Growth in our Generics segment of $26.1 million primarily due to favorable timing of new products launched in 2023 and 2022 that contributed net revenue growth of $30.5 million and volume growth, partially offset by continued price erosion. Net revenue for the three months ended March 31, 2023 included a non-recurring customer order of $21.0 million related to 2022 new product launches.

•An increase in our Specialty segment net revenue of $6.6 million primarily driven by increases in net revenue of 38.5% and 14.1% in our promoted products Unithroid® and Rytary®, respectively, resulting from continued strong prescription growth.

•An increase in our AvKARE segment net revenue of $27.3 million primarily driven by growth in our distribution channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 17.4% for the three months ended March 31, 2023 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased Generics and AvKARE volume and an increase in the inventory provision. Cost of goods sold for the three months ended March 31, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue decreased to 32.0% for the three months ended March 31, 2023 from 35.1% in the prior year period primarily as a result of the factors noted above.

Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2023 increased 3.5% from the prior year period primarily due to increases in employee compensation and costs associated with our biosimilar launches, partially offset by a decrease of $5.0 million associated with a regulatory approval in the prior year period.
Research and Development
Research and development (“R&D”) expenses for the three months ended March 31, 2023 decreased 26.7% compared to the prior year period primarily due to a decrease in in-licensing and upfront milestone payments of $5.2 million, reduced project spend of $3.7 million and operating efficiencies in our infrastructure.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended March 31, 2023 and 2022 were $1.6 million and $0.8 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $2.3 million increase in the change in fair value of contingent consideration for the three months ended March 31, 2023 as compared to the prior year period was primarily driven by a decrease in our cost of debt and the passage of time.
Credits Related to Legal Matters, Net
For the three months ended March 31, 2023, we recorded a net credit of $0.4 million for a litigation settlement gain, partially offset by charges for legal proceedings. For the three months ended March 31, 2022, we recorded a net credit of $2.3 million for an insurance recovery of $4.0 million, partially offset by charges for legal proceedings.
Other Operating Income
Other operating income for the three months ended March 31, 2023 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net for the three months ended March 31, 2023 increased 32.1% compared to the prior year period. This increase was primarily driven by a $16.0 million increase in interest expense as a result of higher rates on our variable rate debt and increased amounts outstanding on our revolving credit facility, partially offset by $3.9 million in period over period foreign exchange gains related to the Indian rupee and the Euro.
Provision For Income Taxes
For the three months ended March 31, 2023 and 2022, our provision for (benefit from) income taxes and effective tax rates were $0.7 million and (7.1)% and $(3.5) million and 34.9%, respectively. The period-over-period change was primarily related to a change in the jurisdictional mix of income and a discrete benefit resulting from of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits in the three months ended March 31, 2022.

Generics
The following table sets forth results of operations for our Generics segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$343,806	$317,747	$26,059	8.2%
Cost of goods sold	230,551	199,030	31,521	15.8%
Gross profit	113,255	118,717	(5,462)	(4.6)%
Selling, general and administrative	27,600	27,593	7	nm
Research and development	32,359	43,221	(10,862)	(25.1)%
Intellectual property legal development expenses	1,624	772	852	110.4%
Restructuring and other charges	99	206	(107)	(51.9)%
(Credit) charges related to legal matters, net	(2,444)	1,674	(4,118)	(246.0)%
Other operating income	(1,224)	—	(1,224)	nm
Operating income	$55,241	$45,251	$9,990	22.1%
nm - not meaningful
Net Revenue
Generics net revenue for the three months ended March 31, 2023 increased 8.2% compared to the prior year period primarily due to favorable timing of new products launched in 2023 and 2022 that contributed revenue growth of $30.5 million and volume growth, partially offset by continued price erosion. Net revenue for the three months ended March 31, 2023 included a non-recurring customer order of $21.0 million related to 2022 new product launches.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended March 31, 2023 increased 15.8% compared to the prior year period primarily due to the costs associated with increased sales volume and an increased inventory provision. Cost of goods sold for the three months ended March 31, 2023 included $11.0 million associated with the non-recurring customer order discussed above.

Generics gross profit as a percentage of net revenue decreased to 32.9% for the three months ended March 31, 2023 from 37.4% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended March 31, 2023 was flat compared to the prior year period as increases in employee compensation and costs associated with our biosimilar launches were offset by a decrease of $5.0 million associated with a regulatory approval in the prior year period.
Research and Development
Generics R&D expenses for the three months ended March 31, 2023 decreased 25.1% compared to the prior year period primarily due to a decrease in in-licensing and upfront milestone payments of $2.7 million, reduced project spend of $2.4 million and operating efficiencies in our infrastructure.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the three months ended March 31, 2023 and 2022 were $1.6 million and $0.8 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.

(Credit) Charges Related to Legal Matters, Net
For the three months ended March 31, 2023, a litigation settlement gain was partially offset by charges for legal proceedings. For the three months ended March 31, 2022, we recorded charges of $1.7 million for legal proceedings.
Other Operating Income
Other operating income for the three months periods ended March 31, 2023 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$91,678	$85,086	$6,592	7.7%
Cost of goods sold	43,191	43,853	(662)	(1.5)%
Gross profit	48,487	41,233	7,254	17.6%
Selling, general and administrative	22,379	24,400	(2,021)	(8.3)%
Research and development	6,331	9,577	(3,246)	(33.9)%
Intellectual property legal development expenses (credit)	20	(8)	28	nm
Change in fair value of contingent consideration	2,457	200	2,257	nm
Operating income	$17,300	$7,064	$10,236	144.9%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended March 31, 2023 increased 7.7% compared to the prior year period, primarily driven by increases in net revenue of 38.5% and 14.1% in our promoted products Unithroid® and Rytary®, respectively, resulting from continued strong prescription growth.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended March 31, 2023 decreased 1.5% compared to the prior year period. Specialty gross profit as a percentage of net revenue increased to 52.9% for the three months ended March 31, 2023 from 48.5% in the prior year period, primarily due to the increase in net revenues and favorable product mix.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended March 31, 2023 decreased 8.3% compared to the prior year period primarily due to a decrease in third party marketing spend for our promoted products.
Research and Development
Specialty R&D expenses for the three months ended March 31, 2023 decreased 33.9% compared to the prior year period primarily due to a decrease in in-licensing and upfront milestone payments of $2.5 million.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $2.3 million increase in the change in fair value of contingent consideration for the three months ended March 31, 2023 as compared to the prior year period was primarily driven by a decrease in our cost of debt and the passage of time.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$122,056	$94,800	$27,256	28.8%
Cost of goods sold	105,612	80,179	25,433	31.7%
Gross profit	16,444	14,621	1,823	12.5%
Selling, general and administrative	12,940	13,410	(470)	(3.5)%
Operating income	$3,504	$1,211	$2,293	189.3%
Net Revenue

AvKARE net revenue for the three months ended March 31, 2023 increased 28.8% compared to the prior year period primarily driven by growth in our distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended March 31, 2023 increased 31.7% compared to the prior year period, and gross profit as a percentage of net revenue decreased to 13.5% for the three months ended March 31, 2023 from 15.4% in the prior year period primarily due to the increase in sales through our lower margin distribution channel.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand and borrowings under debt financing arrangements, including $245.9 million of available capacity on our New Revolving Credit Facility, as defined in Note 16. Debt in our 2022 Annual Report on Form 10-K, as of March 31, 2023. Refer to Note 16. Debt in our 2022 Annual Report on Form 10-K for additional information on our debt. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control.
We estimate that we will invest approximately $50.0 million to $60.0 million during 2023 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
During the three months ended March 31, 2023, we prepaid $22.8 million of principal outstanding on the Rondo Term Loan. Over the next 12 months, we expect to make substantial payments, including a $50.0 million payment associated with the Opana ER® antitrust litigation settlement agreements, monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Refer to Note 16. Debt and Note 18. Leases in our 2022 Annual Report on Form 10-K for additional information on our indebtedness and leases, respectively.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal Common Units by the Members. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal Common Units sold or exchanged for our class A common stock, the price of our class A common stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The tax receivable agreement also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to March 31, 2023 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $202.7 million contingent liability as of March 31, 2023 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal’s members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the TRA. During the three months ended March 31, 2023 and 2022, we made cash tax distributions of $18.04 million and $2.53 million (net), respectively, to the Members. During April 2023, we made cash tax distributions of $8.77 million to the Members.
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the three months ended March 31, 2023 and 2022, we made cash tax distributions of $0.18 million and $0.63 million, respectively, to the AvKARE Sellers. During April 2023, we made cash tax distributions of $2.78 million to the AvKARE Sellers.
As of March 31, 2023, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Cash provided by (used in):
Operating activities	$139,712	$120,343	$19,369	16.1%
Investing activities	(11,737)	(97,395)	85,658	(87.9)%
Financing activities	(12,900)	(61,570)	48,670	(79.0)%
Effect of exchange rate changes on cash	767	(1,572)	2,339	(148.8)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$115,842	$(40,194)	$156,036	(388.2)%
Cash Flows from Operating Activities
Net cash provided by operating activities was $139.7 million for the three months ended March 31, 2023 as compared to $120.3 million for the prior year period. The increase in operating cash flows from the prior year period was primarily driven by increased period-over-period collections of outstanding accounts receivable due to timing of sales in the quarter ended December 31, 2022, receipt of a $21.4 million upfront payment associated with the Orion Agreement and a lower net loss adjusted for non-cash items, partially offset by an $83.9 million payment related to the Opana ER® antitrust litigation settlement agreements in January 2023.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $11.7 million as compared to $97.4 million for the prior year period. The decrease in net cash used in investing activities from the prior year period was primarily due to cash paid to acquire certain assets comprising a business from entities affiliated with Saol International Limited during the prior year period.
Cash Flows from Financing Activities

Net cash used in financing activities was $12.9 million for the three months ended March 31, 2023 as compared to $61.6 million for the prior year period. The decrease in net cash used in financing activities from the prior year period was primarily due to a $44.0 million payment for deferred consideration associated with the acquisition of Kashiv Specialty Pharmaceuticals, LLC in the prior year period and net borrowings under the New Revolving Credit Facility of $40.0 million, partially offset by a $22.8 million prepayment of principal on the Rondo Term Loan and a $15.1 million increase in tax distributions to non-controlling interests. Refer to Note 16. Debt in our 2022 Annual Report on Form 10-K for details of our debt, including defined terms.
Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2022 Annual Report on Form 10-K. As of March 31, 2023, there have been no material changes to the disclosure presented in our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2023.
Critical Accounting Policies and Estimates
For a discussion of the Company’s critical accounting policies and estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2022 Annual Report on Form 10-K.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2022 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 19. Commitments and Contingencies and is incorporated by reference herein.
Item 1A.    Risk Factors
There have been no material changes to the disclosures presented in our 2022 Annual Report on Form 10-K under Item 1A. Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Modification No. 2 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Anastasios Konidaris. †*

10.2	Modification No. 1 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Nikita Shah. †*

10.3	Modification No. 2 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Andrew Boyer. †*

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three months ended March 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three months ended March 31, 2023 and 2022, (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three months ended March 31, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2023	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)