Form 10-Q
period 2023-06-30
Amneal Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2023, there were 154,194,960 shares of Class A common stock outstanding and 152,116,890 shares of Class B common stock outstanding, both with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us”, or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

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
•the impact of global economic, political or other catastrophic events, including recent events affecting the financial services industry;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$599,046	$559,355	$1,156,586	$1,056,988
Cost of goods sold	379,025	358,836	758,379	681,898
Gross profit	220,021	200,519	398,207	375,090
Selling, general and administrative	105,570	98,806	207,666	197,471
Research and development	37,799	50,748	76,489	103,546
Intellectual property legal development expenses	820	821	2,464	1,585
Acquisition, transaction-related and integration expenses	—	241	—	675
Restructuring and other charges	82	—	592	731
Change in fair value of contingent consideration	(6,364)	(270)	(3,907)	(70)
Insurance recoveries for property losses and associated expenses	—	(1,911)	—	(1,911)
Charges related to legal matters, net	2,017	251,877	1,581	249,551
Other operating expense (income)	13	(1,175)	(1,211)	(1,175)
Operating income (loss)	80,084	(198,618)	114,533	(175,313)
Other (expense) income:
Interest expense, net	(50,857)	(35,623)	(100,172)	(68,958)
Foreign exchange gain (loss), net	421	(5,429)	2,322	(7,442)
Other income, net	12	6,939	3,551	9,061
Total other expense, net	(50,424)	(34,113)	(94,299)	(67,339)
Income (loss) before income taxes	29,660	(232,731)	20,234	(242,652)
(Benefit from) provision for income taxes	(23)	7,350	645	3,889
Net income (loss)	29,683	(240,081)	19,589	(246,541)
Less: Net (income) loss attributable to non-controlling interests	(17,766)	119,273	(14,615)	124,015
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	11,917	(120,808)	4,974	(122,526)
Accretion of redeemable non-controlling interest	—	—	—	(438)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$11,917	$(120,808)	$4,974	$(122,964)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$0.08	$(0.80)	$0.03	$(0.82)
Diluted	$0.08	$(0.80)	$0.03	$(0.82)
Weighted-average common shares outstanding:
Basic	153,738	150,993	152,928	150,445
Diluted	154,887	150,993	154,575	150,445

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$29,683	$(240,081)	$19,589	$(246,541)
Less: Net (income) loss attributable to non-controlling interests	(17,766)	119,273	(14,615)	124,015
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	11,917	(120,808)	4,974	(122,526)
Accretion of redeemable non-controlling interest	—	—	—	(438)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	11,917	(120,808)	4,974	(122,964)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	260	(11,628)	2,057	(15,707)
Unrealized gain (loss) on cash flow hedge, net of tax	8,312	14,070	(5,958)	67,694
Less: Other comprehensive (income) loss attributable to non-controlling interests	(4,263)	(1,225)	1,973	(26,180)
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	4,309	1,217	(1,928)	25,807
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$16,226	$(119,591)	$3,046	$(97,157)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$109,284	$25,976
Restricted cash	5,298	9,251
Trade accounts receivable, net	674,736	741,791
Inventories	550,558	530,735
Prepaid expenses and other current assets	81,764	103,565
Related party receivables	149	500
Total current assets	1,421,789	1,411,818
Property, plant and equipment, net	459,108	469,815
Goodwill	599,206	598,853
Intangible assets, net	1,015,376	1,096,093
Operating lease right-of-use assets	34,031	38,211
Operating lease right-of-use assets - related party	16,566	17,910
Financing lease right-of-use assets	61,570	63,424
Other assets	93,240	103,217
Total assets	$3,700,886	$3,799,341
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$512,719	$538,199
Current portion of liabilities for legal matters	77,011	107,483
Revolving credit facilities	120,000	60,000
Current portion of long-term debt, net	30,405	29,961
Current portion of operating lease liabilities	9,861	8,321
Current portion of operating lease liabilities - related party	2,992	2,869
Current portion of financing lease liabilities	3,219	3,488
Related party payables - short term	21,143	2,479
Total current liabilities	777,350	752,800
Long-term debt, net	2,549,177	2,591,981
Note payable - related party	40,560	39,706
Operating lease liabilities	28,296	32,126
Operating lease liabilities - related party	14,388	15,914
Financing lease liabilities	59,836	60,769
Related party payables - long term	9,123	9,649
Other long-term liabilities	39,282	87,468
Total long-term liabilities	2,740,662	2,837,613
Commitments and contingencies (Notes 5 and 19)
Redeemable non-controlling interests	32,106	24,949
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued at both June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2023 and December 31, 2022; 154,050 and 151,490 shares issued at June 30, 2023 and December 31, 2022, respectively	1,540	1,514
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2023 and December 31, 2022; 152,117 shares issued at both June 30, 2023 and December 31, 2022	1,522	1,522
Additional paid-in capital	708,233	691,629
Stockholders' accumulated deficit	(401,209)	(406,183)
Accumulated other comprehensive income	8,083	9,939
Total Amneal Pharmaceuticals, Inc. stockholders' equity	318,169	298,421
Non-controlling interests	(167,401)	(114,442)
Total stockholders' equity	150,768	183,979
Total liabilities and stockholders' equity	$3,700,886	$3,799,341
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$19,589	$(246,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,261	117,511
Unrealized foreign currency (gain) loss	(1,561)	8,014
Amortization of debt issuance costs and discount	4,523	4,388
Loss on refinancing - revolving credit facility	—	291
Intangible asset impairment charges	1,283	5,112
Change in fair value of contingent consideration	(3,907)	(70)
Stock-based compensation	14,157	16,327
Inventory provision	41,806	17,748
Insurance recoveries for property and equipment losses	—	(1,000)
Other operating charges and credits, net	3,364	3,449
Changes in assets and liabilities:
Trade accounts receivable, net	66,976	(26,561)
Inventories	(60,526)	(65,395)
Prepaid expenses, other current assets and other assets	31,898	(119,747)
Related party receivables	351	(159)
Accounts payable, accrued expenses and other liabilities	(107,760)	273,947
Related party payables	2,913	7,508
Net cash provided by (used in) operating activities	128,367	(5,178)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,691)	(15,842)
Saol Acquisition	—	(84,714)
Acquisition of intangible assets	(1,488)	(10,000)
Deposits for future acquisition of property, plant and equipment	(842)	(3,955)
Proceeds from insurance recoveries for property and equipment losses	—	1,000
Net cash used in investing activities	(24,021)	(113,511)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	—	(1,622)
Payments of principal on debt, revolving credit facilities, financing leases and other	(87,566)	(63,010)
Borrowings on revolving credit facilities	100,000	85,000
Proceeds from exercise of stock options	—	239
Employee payroll tax withholding on restricted stock unit vesting	(2,033)	(3,291)
Payments of deferred consideration for acquisitions - related party	—	(43,998)
Acquisition of redeemable non-controlling interest	—	(1,722)
Tax distributions to non-controlling interests	(35,557)	(9,917)
Net cash used in financing activities	(25,156)	(38,321)
Effect of foreign exchange rate on cash	165	(1,547)
Net increase (decrease) in cash, cash equivalents, and restricted cash	79,355	(158,557)
Cash, cash equivalents, and restricted cash - beginning of period	35,227	256,739
Cash, cash equivalents, and restricted cash - end of period	$114,582	$98,182
Cash and cash equivalents - end of period	$109,284	$91,979
Restricted cash - end of period	5,298	6,203
Cash, cash equivalents, and restricted cash - end of period	$114,582	$98,182

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$88,705	$57,322
Cash received (paid), net for income taxes	$3,917	$(6,747)

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$18,285	$—
Contingent consideration for acquisition	$—	$8,796
Payable for acquisition of intangible assets	$1,000	$31,500

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	153,321	$1,532	152,117	$1,522	$700,722	$(413,126)	$3,764	$(159,746)	$134,668	$27,527
Net income	—	—	—	—	—	11,917	—	10,315	22,232	7,451
Foreign currency translation adjustments	—	—	—	—	—	—	131	129	260	—
Stock-based compensation	—	—	—	—	6,561	—	—	—	6,561	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	729	8	—	—	950	—	10	(1,030)	(62)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	4,178	4,134	8,312	—
Tax distributions	—	—	—	—	—	—	—	(21,203)	(21,203)	(2,872)
Balance at June 30, 2023	154,050	$1,540	152,117	$1,522	$708,233	$(401,209)	$8,083	$(167,401)	$150,768	$32,106

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net income	—	—	—	—	—	4,974	—	1,627	6,601	12,988
Foreign currency translation adjustments	—	—	—	—	—	—	1,029	1,028	2,057	—
Stock-based compensation	—	—	—	—	14,157	—	—	—	14,157	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,560	26	—	—	2,447	—	72	(4,602)	(2,057)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	(2,957)	(3,001)	(5,958)	—
Tax distributions	—	—	—	—	—	—	—	(48,011)	(48,011)	(5,831)
Balance at June 30, 2023	154,050	$1,540	152,117	$1,522	$708,233	$(401,209)	$8,083	$(167,401)	$150,768	$32,106

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	150,775	$1,506	152,117	$1,522	$666,799	$(278,353)	$(349)	$16,282	$407,407	$16,420
Net (loss) income	—	—	—	—	—	(120,808)	—	(121,320)	(242,128)	2,047
Foreign currency translation adjustments	—	—	—	—	—	—	(5,792)	(5,836)	(11,628)	—
Stock-based compensation	—	—	—	—	8,262	—	—	—	8,262	—
Exercise of stock options	47	—	—	—	128	—	—	—	128	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	374	4	—	—	399	—	—	(636)	(233)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	7,009	7,061	14,070	—
Tax distributions	—	—	—	—	—	—	—	(2,887)	(2,887)	(582)
Balance at June 30, 2022	151,196	$1,510	152,117	$1,522	$675,588	$(399,161)	$868	$(107,336)	$172,991	$17,885

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(122,526)	—	(128,419)	(250,945)	4,404
Foreign currency translation adjustments	—	—	—	—	—	—	(7,816)	(7,891)	(15,707)	—
Stock-based compensation	—	—	—	—	16,327	—	—	—	16,327	—
Exercise of stock options	54	—	—	—	193	—	—	46	239	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,729	18	—	—	718	—	(112)	(4,001)	(3,377)	—
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	33,623	34,071	67,694	—
Tax distributions, net	—	—	—	—	—	—	—	(7,330)	(7,330)	(2,587)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	(1,722)
Balance at June 30, 2022	151,196	$1,510	152,117	$1,522	$675,588	$(399,161)	$868	$(107,336)	$172,991	$17,885

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
The Company held 50.3% of Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.7% as of June 30, 2023.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023, cash flows for the six months ended June 30, 2023 and 2022 and the results of its operations, its comprehensive income (loss) and its changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022. The consolidated balance sheet data at December 31, 2022 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by U.S. GAAP.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 was effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2023 and will apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements because the Company did not acquire a business during the three and six months ended June 30, 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024. The Company adopted ASU 2020-04 during the three months ended June 30, 2023 (refer to Note 15. Debt and Note 18. Financial Instruments for additional information). The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.
Reclassifications
The prior period balance related to cost of goods sold impairment charges of $5.1 million, formerly included in a separate income statement caption for both the three and six months ended June 30, 2022, has been reclassified to be included within the income statement caption cost of goods sold to conform with the current period presentation.
The prior period balance related to loss on refinancing of $0.3 million, formerly included in a separate income statement caption for both the three and six months ended June 30, 2022, has been reclassified to be included within the income statement caption other income, net to conform to the current period presentation.
3. Acquisition
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
Refer to Note 3. Acquisitions in the Company’s 2022 Annual Report on Form 10-K for additional information.
4. Revenue Recognition
The Company recognizes revenue in accordance with ASC 606. Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
License Agreements
Refer to Note 5. Alliance and Collaboration for further information related to revenue recognition associated with a license agreement with multiple performance obligations.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	24%	19%	23%	19%
Customer B	16%	17%	15%	17%
Customer C	20%	21%	20%	22%
Customer D	11%	11%	10%	11%
Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three and six months ended June 30, 2023 and 2022, are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Generics
Anti-infective	$6,092	$5,566	$11,266	$11,811
Hormonal / allergy	126,435	118,309	231,286	214,677
Antiviral	3,597	1,296	29,071	11,867
Central nervous system	83,604	108,787	168,186	189,912
Cardiovascular system	33,146	32,043	65,649	55,496
Gastroenterology	19,905	17,531	34,269	34,151
Oncology	28,546	18,424	39,124	35,632
Metabolic disease/ endocrine	14,936	9,988	24,201	21,221
Respiratory	11,136	12,118	23,951	17,783
Dermatology	17,949	17,937	35,953	31,414
Other therapeutic classes	27,809	22,329	53,704	57,689
International and other	546	567	847	989
Total Generics net revenue	373,701	364,895	717,507	682,642
Specialty
Hormonal / allergy	29,011	24,320	53,774	43,739
Central nervous system	59,563	65,356	119,702	123,524
Other therapeutic classes	8,420	7,325	15,196	14,824
Total Specialty net revenue	96,994	97,001	188,672	182,087
AvKARE
Distribution	83,795	64,240	167,025	124,503
Government label	29,870	22,280	54,386	46,739
Institutional	8,982	6,060	17,844	12,375
Other	5,704	4,879	11,152	8,642
Total AvKARE net revenue	128,351	97,459	250,407	192,259
Total net revenue	$599,046	$559,355	$1,156,586	$1,056,988
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2023 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2022	$573,592	$27,454	$145,060	$86,030
Provision related to sales recorded in the period	1,619,720	54,566	34,997	114,905
Credits/payments issued during the period	(1,767,481)	(51,805)	(47,125)	(103,395)
Balance at June 30, 2023	$425,831	$30,215	$132,932	$97,540
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
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million (based on the exchange rate as of that date), which was collected in January 2023. Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $49.0 million, based on the exchange rate as of June 30, 2023, contingent upon whether Orion achieves certain annual sales targets.
The Orion Agreement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). The Company identified performance obligations related to: (1) the grant of a license of functional intellectual property (“IP”), (2) the performance of R&D activities, and (3) the supply of products. The Company evaluated that the grant of licenses is in the scope of ASC 606, whereas the performance of R&D activities is in the scope of ASC 730-20, Research and Development Arrangements, because the Company determined that performing R&D activities on behalf of other parties is not part of the ordinary activities of its business. The Company records reimbursement received from Orion for R&D activities as a reduction of R&D expense. The Company concluded each future purchase order from Orion represents a separate contract. Amneal will record revenue related to each purchase order when it transfers control of the products to Orion. At December 31, 2022, Amneal had not performed any reimbursable R&D activities under the Orion Agreement or supplied any products to Orion.
The Company determined that the transaction price under the arrangement was the upfront payment of $21.4 million, which was allocated to the performance obligations based on their relative standalone selling prices. The remaining sales-based milestones payments are variable consideration and were not included in the transaction price because they were fully constrained under ASC 606.
For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the

R&D activities performance obligation and was recorded as deferred income, of which $6.7 million was recorded in accounts payable and accrued expenses and $6.7 million was recorded in other long-term liabilities as of December 31, 2022. During the six months ended June 30, 2023, the Company recognized $0.6 million as a reduction to R&D expense related to services performed under the Orion Agreement (none during the three months ended June 30, 2023). As of June 30, 2023, deferred income of $8.6 million and $4.2 million, respectively, was recorded in accounts payable and accrued expenses and other long-term liabilities. As of June 30, 2023, no products have been supplied by Amneal under the Orion Agreement.
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

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $121.9 million (based on the exchange rate as of June 30, 2023), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments and (ii) a minimum percentage growth in sales of eligible products.

The Company concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives on a systematic basis in other operating income. For the six months ended June 30, 2023, the Company recognized $1.2 million of other operating income from the PLI Scheme (immaterial for the three months ended June 30, 2023). For the three and six months ended June 30, 2022, the Company recognized $1.2 million of other operating income from the PLI Scheme. As of June 30, 2023 and December 31, 2022, the Company recorded a corresponding receivable from the government of India of $5.2 million and $4.0 million, respectively, within prepaid expenses and other current assets.

7. Income Taxes
For the three months ended June 30, 2023, the Company’s benefit from income taxes and effective tax rate were both immaterial, as compared to a provision for income taxes and effective tax rate of $7.4 million and (3.2)%, respectively, for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company’s provision for income taxes and effective tax rate were $0.6 million and 3.2%, respectively, as compared to $3.9 million and (1.6)%, respectively, for the six months ended June 30, 2022. The period-over-period changes in the provision for income taxes was primarily related to a change in the jurisdictional mix of income and a discrete benefit as a result of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits during the three and six months ended June 30, 2022.
The Company established a valuation allowance on its deferred tax assets (“DTAs”) based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through June 30, 2023. As a result of the losses through June 30, 2023, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of June 30, 2023 and December 31, 2022, this valuation allowance was $435.4 million and $434.9 million, respectively, and it reduced the carrying value of these gross DTAs to zero.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of June 30, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both June 30, 2023 and December 31, 2022, the contingent liability associated with the TRA was approximately $202.7 million, out of which approximately $1.9 million was recorded.
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing and number of Amneal Common Units sold or exchanged for the Company’s class A common stock, the price of the Company’s class A common stock on the date of sale or exchange, the timing and amount of the Company’s taxable income, and the tax rate in effect at the time of realization of the Company’s taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Further sales or exchanges occurring subsequent to June 30, 2023 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $202.7 million contingent liability as of June 30, 2023 described above. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $1.9 million accrued as of June 30, 2023. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and, if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$11,917	$(120,808)	$4,974	$(122,964)
Denominator:
Weighted-average shares outstanding - basic	153,738	150,993	152,928	150,445
Effect of dilutive securities:
Restricted stock units	1,149	—	1,647	—
Weighted-average shares outstanding - diluted	154,887	150,993	154,575	150,445
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s class A common stockholders:
Basic	$0.08	$(0.80)	$0.03	$(0.82)
Diluted	$0.08	$(0.80)	$0.03	$(0.82)
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of class A common stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Stock options	2,629	(1)	2,919	(2)	2,629	(1)	2,919	(2)
Restricted stock units	—		10,989	(2)	—		10,989	(2)
Performance stock units	7,012	(3)	7,427	(2)	7,012	(3)	7,427	(2)
Shares of class B common stock	152,117	(4)	152,117	(4)	152,117	(4)	152,117	(4)
(1)Excluded from the computation of diluted earnings per share of class A common stock because the exercise price of the stock options exceeded the average market price of class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted loss per share of class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company during the period.
(3)Excluded from the computation of diluted earnings per share of class A common stock because the performance vesting conditions were not met during the period.
(4)Shares of class B common stock are considered potentially dilutive shares of class A common stock. Shares of class B common stock have been excluded from the computations of diluted loss per share because the effect of their inclusion would have been anti-dilutive under the if-converted method.

9. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Gross accounts receivable	$1,133,348	$1,344,959
Allowance for credit losses	(2,566)	(2,122)
Contract charge-backs and sales volume allowances	(425,831)	(573,592)
Cash discount allowances	(30,215)	(27,454)
Subtotal	(458,612)	(603,168)
Trade accounts receivable, net	$674,736	$741,791
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	June 30, 2023	December 31, 2022
Customer A	36%	41%
Customer B	26%	25%
Customer C	22%	21%
10. Inventories
Inventories were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$235,679	$224,607
Work in process	55,253	58,522
Finished goods	259,626	247,606
Total inventories	$550,558	$530,735
11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Deposits and advances	$3,360	$1,821
Prepaid insurance	5,949	8,090
Prepaid regulatory fees	1,771	5,298
Income and other tax receivables	13,394	12,881
Prepaid taxes	11,617	16,593
Other current receivables (1)	14,473	33,133
Chargebacks receivable (2)	10,987	8,605
Other prepaid assets	20,213	17,144
Total prepaid expenses and other current assets	$81,764	$103,565
(1)Other current receivables as of December 31, 2022 include a $21.4 million receivable for an upfront payment associated with the Orion Agreement, which was collected in January 2023. Refer to Note 5. Alliance and Collaboration for additional information.
(2)When a sale occurs on a contract item in the Company’s AvKARE segment, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

12. Goodwill and Other Intangible Assets
The changes in goodwill for the six months ended June 30, 2023 and for the year ended December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of period	$598,853	$593,017
Goodwill acquired during the period	—	7,553
Adjustment during the period for the acquisition of Puniska Healthcare Pvt. Ltd.	—	3,075
Currency translation	353	(4,792)
Balance, end of period	$599,206	$598,853
As of June 30, 2023, $366.3 million, $163.4 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2022, $366.3 million, $163.1 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the year ended December 31, 2022, goodwill acquired during the period was associated with the Saol Acquisition. Refer to Note 3. Acquisition for additional information.
Intangible assets as of June 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	June 30, 2023				December 31, 2022
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	7.2	$1,221,412	$(643,771)	$577,641	$1,222,762	$(573,281)	$649,481
Other intangible assets	3.7	133,800	(86,420)	47,380	133,800	(77,943)	55,857
Subtotal		$1,355,212	$(730,191)	$625,021	$1,356,562	$(651,224)	$705,338
In-process research and development		390,355	—	390,355	390,755	—	390,755
Total intangible assets		$1,745,567	$(730,191)	$1,015,376	$1,747,317	$(651,224)	$1,096,093
Amortization expense related to intangible assets for the three months ended June 30, 2023 and 2022, was $40.8 million and $42.0 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2023 and 2022, was $81.9 million and $82.9 million, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $390.4 million of in-process research and development (“IPR&D”) intangible assets (in thousands):

Future Amortization
Remainder of 2023	$81,134
2024	163,031
2025	124,719
2026	74,102
2027	52,575
2028	30,808
Thereafter	98,652
Total	$625,021

The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.
Interim Goodwill and In-Process Research and Development Intangible Asset Impairment Tests
On June 30, 2023, the Company received a complete response letter (“CRL”) from the FDA regarding its new drug application for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA has requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. The Company will work closely with the FDA to address its comments and plans to meet with the agency in the third quarter of 2023 to align on the best path forward.
Based on the Company’s evaluation of the CRL and in connection with the preparation of the Company’s financial statements for the three and six months ended June 30, 2023, the Company updated its estimate of the fair value of the IPX203 IPR&D intangible asset as of June 30, 2023. The Company’s estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to present value using a discount rate of 12.5%. Other valuation inputs included the potential launch date, estimated revenue and operating margin, and the probability of technical and regulatory success. Because the estimated fair value of the IPX203 IPR&D intangible asset exceeded its carrying value by 49% as of June 30, 2023, the Company concluded that the asset was not impaired.
Additionally, in light of the significance of IPX203 to the Specialty reporting unit, the Company performed an interim goodwill impairment test for its Specialty reporting unit, which is the same as the Company’s Specialty reportable segment, as of June 30, 2023. The fair value of the Specialty reporting unit was determined by combining both the income and market approaches. In performing this test, the Company utilized a long-term growth rate of 1% and a discount rate of 11.5% in its estimation of fair value. Other Specialty reporting unit valuation inputs included expected potential launch dates, estimated revenue and operating margin, and the probability of technical and regulatory success of IPR&D assets, the most significant of which is IPX203. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical performance by management. Because the estimated fair value of the Specialty reporting unit exceeded its carrying value by 90% as of June 30, 2023, the Company concluded that its Specialty reporting unit goodwill was not impaired.
While management believes the assumptions used in the interim IPX203 IPR&D intangible asset impairment test were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin, delaying the potential launch date, and lowering the probability of technical and regulatory success, could result in material future impairments of the Company’s IPX203 IPR&D intangible asset.

13. Other Assets

Other assets were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Interest rate swap (1)	$79,628	$85,586
Security deposits	3,576	3,523
Long-term prepaid expenses	2,034	3,711
Deferred revolving credit facility costs	1,926	2,206
Other long term assets	6,076	8,191
Total	$93,240	$103,217

(1)Refer to Note 17. Fair Value Measurements and Note 18. Financial Instruments for information about the Company’s interest rate swap.

14. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$139,527	$165,980
Accrued returns allowance (1)	132,932	145,060
Accrued compensation	45,650	54,038
Accrued Medicaid and commercial rebates (1)	97,540	86,030
Accrued royalties	27,172	19,309
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	15,201	11,386
Accrued other	44,471	46,170
Total accounts payable and accrued expenses	$512,719	$538,199
(1)Refer to Note 4. Revenue Recognition for a rollforward of the balance from December 31, 2022 to June 30, 2023.
15. Debt
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	June 30, 2023	December 31, 2022
Term Loan due May 2025	$2,550,376	$2,563,876
Rondo Term Loan due January 2025	39,750	72,000
Total debt	2,590,126	2,635,876
Less: debt issuance costs	(10,544)	(13,934)
Total debt, net of debt issuance costs	2,579,582	2,621,942
Less: current portion of long-term debt	(30,405)	(29,961)
Total long-term debt, net	$2,549,177	$2,591,981
There have been no material changes in the Company’s long-term debt since December 31, 2022, except as disclosed below. Refer to Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
In January 2023, the Company borrowed $80.0 million under the New Revolving Credit Facility to fund an $83.9 million payment related to the Opana ER® antitrust litigation settlement agreements (refer to Note 19. Commitments and Contingencies). In March 2023, the Company repaid $40.0 million of its borrowings on the New Revolving Credit Facility from cash on hand. As of June 30, 2023, the Company had $100.0 million in borrowings and $245.9 million of available capacity under the New Revolving Credit Facility.
During the three and six months ended June 30, 2023, the Company repaid $7.3 million and $32.3 million, respectively, of principal outstanding on the Rondo Term Loan, of which $27.8 million was prepaid as of June 30, 2023. Additionally, the Company borrowed $20.0 million under the Rondo Revolving Credit Facility during the second quarter of 2023 for working capital purposes. As of June 30, 2023, $20.0 million was outstanding under the Rondo Revolving Credit Facility and there was $10.0 million of available capacity.
Reference Rate Reform
On May 31, 2023, the Company executed an amendment to the Term Loan (the “Amended Term Loan”), which changed the variable reference rate from the London interbank offered rate (“LIBOR”) to the one-month adjusted term secured overnight financing rate (“SOFR”), subject to a floor of (0.11448%) plus 3.5%.
The Company also executed an amendment to the related interest rate swap (the “Amended Swap ”) that: (i) set a new fixed rate equal to 1.366%, (ii) changed the referenced floating rate from LIBOR to the one-month SOFR and (iii) established a floating rate floor of (0.11448%). After adopting ASC 848, Reference Rate Reform and electing certain applicable practical expedients, the Company determined that the amendments do not modify its existing accounting conclusions. As a result, the Company determined that the hedging relationship between the Amended Swap and the Amended Term Loan remained highly effective.
On April 20, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility, which changed the variable reference rate in the Rondo Term Loan from LIBOR to the one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.25%.
The amendments to the term loans and swap agreement did not have a material impact on the Company’s consolidated financial statements as of June 30, 2023 or for the three and six months then ended.
16. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Uncertain tax positions	$473	$563
Long-term portion of liabilities for legal matters (1)	752	49,442
Long-term compensation	21,175	16,737
Contingent consideration (2)	10,110	11,997
Other long-term liabilities	6,772	8,729
Total other long-term liabilities	$39,282	$87,468
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurement Based on
June 30, 2023	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$79,628	$—	$79,628	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,940	$—	$9,940	$—
Contingent consideration liabilities (3)	$11,520	$—	$—	$11,520

December 31, 2022
Assets
Interest rate swap (1)	$85,586	$—	$85,586	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,674	$—	$9,674	$—
Contingent consideration liability (3)	$15,427	$—	$—	$15,427
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
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. As of June 30, 2023 and December 31, 2022, the contingent consideration liability associated with the Saol Acquisition included $0.5 million and $0.1 million, respectively, recorded in accounts payable and accrued expenses and $10.1 million and $12.0 million, respectively, recorded in other-longer term liabilities. As of June 30, 2023 and December 31, 2022, the contingent consideration liability associated with the acquisition of Kashiv Specialty Pharmaceuticals, LLC (“KSP”) was valued at approximately $0.9 million and $3.3 million, respectively, and recorded within related party payables - long term.
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2023.

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

There were no contingent royalty payments for the six months ended June 30, 2023.

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Six Months Ended June 30, 2023
Balance, beginning of period	$15,427
Change in fair value during the period	(3,907)
Balance, end of period	$11,520

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

The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s material contingent consideration liabilities as of June 30, 2023:

Contingent Consideration Liability	Fair Value as of June 30, 2023 (in thousands)	Unobservable input	Range			Weighted Average(1)
Royalties (Saol Acquisition)	$10,600	Discount rate	17.4%	-	17.4%	17.4%
		Projected year of payment	2023	-	2033	2027

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at June 30, 2023 was approximately $2.5 billion as compared to approximately $2.3 billion at December 31, 2022.
The Rondo Term Loan, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at June 30, 2023 and December 31, 2022 was $39.6 million and $70.9 million, respectively.
The Sellers Notes, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, are in the Level 2 category within the fair value level hierarchy. The fair value of the Sellers Notes at June 30, 2023 and December 31, 2022 was $40.4 million and $39.1 million, respectively.
Refer to Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2023 and 2022.
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
Interest Rate Derivative – Cash Flow Hedge
The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with the Term Loan. On May 31, 2023 the Company executed the Amended Swap Agreement that, among other things, changed the variable reference rate from LIBOR to the one-month SOFR (refer to Note 15. Debt).
As of June 30, 2023, the total gain, net of income taxes, related to the Company’s cash flow hedge was $79.6 million, of which $39.7 million was recognized in accumulated other comprehensive income and $39.9 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other assets	$79,628	Other assets	$85,586
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

Contingencies
Legal Proceedings
The Company's legal proceedings are complex, constantly evolving, and subject to uncertainty. As such, the Company cannot predict the outcome or impact of its significant legal proceedings which are set forth below. Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products. While the Company believes it has meritorious claims and/or defenses to the matters described below (and intends to vigorously prosecute and defend them), the nature and cost of litigation is unpredictable, and an unfavorable outcome of such proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, the Company accrues a potential loss. When the Company has a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, the Company records the loss at the low end of the range. While these accruals have been deemed reasonable by the Company’s management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead the Company to subsequently change its estimates and assumptions. Unless otherwise indicated below, the Company is unable at this time to estimate the possible loss or the range of loss, if any, associated with such legal proceedings and claims. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs to defend or settle, borrowings under the Company’s debt agreements, restrictions on product use or sales, or otherwise harm the Company’s business. The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from the Company’s estimates and could have a material adverse effect on its results of operations and/or cash flows in any given accounting period, or on its overall financial condition. The Company currently intends to vigorously prosecute and/or defend these proceedings as appropriate. From time to time, however, the Company may settle or otherwise resolve these matters on terms and conditions that it believes to be in its best interest. An insurance recovery, if any, is recorded in the period in which it is probable the recovery will be realized. For the three and six months ended June 30, 2023, charges related to legal matters, net were $2.0 million and $1.6 million, respectively. For the three and six months ended June 30, 2022, charges related to legal matters, net were $251.9 million and $249.6 million, respectively, and primarily consisted of a charge for the settlement of the Opana ER® antitrust litigation of $262.8 million, net of insurance recoveries associated with a securities class action settled during 2022.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	June 30, 2023	December 31, 2022
Opana ER® antitrust litigation	$50,000	$83,944
Opana ER® antitrust litigation-accrued interest	1,590	1,423
Opana ER® antitrust litigation-imputed interest	(736)	—
Civil prescription opioid litigation	21,222	17,993
Other	4,935	4,123
Current portion of liabilities for legal matters	$77,011	$107,483

Opana ER® antitrust litigation	$—	$50,000
Opana ER ® antitrust litigation-accrued interest	—	847
Opana ER ® antitrust litigation-imputed interest	—	(1,405)
Prescription Opioid Litigation	752	—
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$752	$49,442
Refer to the respective discussions below for additional information on the significant matters in the tables above.
Refer to Note 21. Commitments and Contingencies in our Annual Report on Form 10-K for a general discussion of Medicaid Reimbursement and Price Reporting Matters and Patent Litigation.

Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On July 12, 2019, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”) concerning an August 2017 settlement agreement between Impax Laboratories, Inc. (“Impax”) and Endo Pharmaceuticals Inc. (“Endo”), which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the U.S. District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, which the District Court granted on March 24, 2022. The FTC appealed the District Court’s decision in May 2022, which appeal remains pending. The Company believes it has strong defenses to the FTC’s allegations and intends to vigorously defend the action, however, no assurance can be given as to the timing or outcome of the litigation.
Opana ER® Antitrust Litigation

From June 2014 to April 2015, a number of complaints styled as class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) of Opana ER® were filed against Endo and Impax and consolidated into multi-district litigation (“MDL”) in the U.S. District Court for the Northern District of Illinois.

Impax subsequently entered into settlement agreements with all of the Plaintiffs that were subsequently approved by the court. Pursuant to the settlement agreements, the Company agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all of the plaintiffs’ claims. The cumulative amount of payments made by the Company pursuant to the settlement agreements was $215.0 million as of June 30, 2023, of which $83.9 million was paid during January 2023, primarily using borrowings under the New Revolving Credit Facility (refer to Note 15. Debt). As of June 30, 2023, the liability for the remaining settlement payment of $50.0 million and 3% stated interest thereon was included in the current portion of liabilities for legal matters. The remaining imputed interest of $0.7 million as of June 30, 2023 will be recognized to interest expense during the final payment period. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries. Upon court approval of the final settlement agreements as discussed above, substantially all the claims and lawsuits in the litigation were resolved.
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

On May 15, 2023, Amneal received a CID from the Civil Division requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only.” The Company has cooperated with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
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
Both the May 10, 2019 and June 10, 2020 lawsuits have been incorporated into MDL No. 2724, and the June 10, 2020 lawsuit has been selected for bellwether status. The State of Alabama and the Territory of Guam have both voluntarily dismissed all of their claims in the two actions against all defendants, including the Company, without prejudice. On February 27, 2023, the Court addressed defendants’ motions to dismiss the June 10, 2020 bellwether action, holding that the states may not pursue certain federal remedies, and otherwise denying Amneal’s joint and individual motion to dismiss.
Fact and document discovery in MDL No. 2724 are proceeding. No trial date has been set.
On July 1, 2023, 152 hospital systems, health care centers, and retail pharmacies filed a complaint in the United States District Court for the Northern District of California against manufacturers of generic drugs, including Impax and the Company. Like the complaints that were previously consolidated in MDL No. 2724, the complaint claims that defendants engaged in an unlawful conspiracy to fix, maintain and/or stabilize the prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws, and seeks unspecified monetary damages and equitable relief, including disgorgement and restitution. Plaintiffs also filed a notice that they are asserting claims based on the same alleged conspiracy as plaintiffs in MDL No. 2724, and that they believe transfer and coordination of their case with the MDL may be appropriate.
On June 3, 2020, the Company and Impax were also named in a putative class action complaint filed in the Federal Court of Canada in Toronto, Ontario against numerous generic pharmaceutical manufacturers, on behalf of a putative class of individuals who purchased generic drugs in the private sector from 2012 to the present (Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20). The complaint alleges price fixing, among other claims. On August 23, 2022, the plaintiff filed a second amended complaint. On May 30, 2023, the plaintiff served materials for their motion to certify the action as a class proceeding, define the class and certify the common questions to be decided, among other things. The Court has not set a date for the return of the plaintiff’s motion.
Civil Prescription Opioid Litigation
The Company and certain of its affiliates have been named as defendants in over 900 cases filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include state Attorneys General, county and municipal governments, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors, and retail pharmacies as defendants, and there are numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors, and retail pharmacies in which the Company and its affiliates are not named. Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). The Company is also named in various state court cases pending in nine states. No firm trial dates have been set except in Texas (May 20, 2024 (Dallas County) and September 30, 2024 (Bexar County)).
The Company reached a settlement agreement with the New Mexico Attorney General to resolve its claims against the Company, which was finalized on April 24, 2023. A Consent Judgment dismissing the case was entered on May 15, 2023.

The Company reached a settlement agreement to resolve all pending litigation brought by West Virginia political subdivisions, which was signed on May 25, 2023. The two neonatal abstinence syndrome cases in West Virginia state court were dismissed on May 31, 2023.

The Company reached a preliminary settlement with a group of private hospitals in Alabama (the “Alabama Hospitals”) in June 2023 to resolve the hospitals’ claims against the Company. The Company anticipates a final determination approving the settlement in 2023.

On January 13, 2023, Amneal Pharmaceuticals, Inc., Amneal, and Amneal Pharmaceuticals of New York, LLC (“Amneal New York”), received a subpoena from the New York Attorney General, seeking information regarding its business concerning opioid-containing products. The Company is cooperating with the request and providing responsive information.

Based on the settlement agreements with the states of New Mexico and West Virginia and an assessment of the information available, the Company recorded an $18.0 million charge for the year ended December 31, 2022, related to the majority of the MDL and state court cases. Based on an increase in the number of political subdivision cases and the preliminary settlement with the Alabama Hospitals, the Company recorded charges of $2.0 million and $4.0 million for the three and six months ended June 30, 2023, respectively. For the remaining cases, primarily brought by other hospitals, pension funds, third-party payors and individuals, the Company has not recorded a liability as of June 30, 2023 and December 31, 2022, because it concluded that a loss was not probable and estimable.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal New York received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through approximately November 15, 2023. It is not possible to determine the exact outcome of these investigations.

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

Ranitidine Litigation

The Company and its affiliates have been named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), pending in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. On July 8, 2021, the MDL court dismissed all claims by all plaintiffs against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints. Plaintiffs appealed the MDL court’s dismissals to the 11th Circuit Court of Appeals. On November 7, 2022, the 11th Circuit affirmed the MDL court’s dismissal of cases brought by third-party payors. The 11th Circuit has not established a briefing schedule yet in the appeals of the other cases.

The Company and its affiliates have also been named as defendants in various state lawsuits in which the Company has already filed motions to dismiss or plans to file motions to dismiss in the future. Three of those cases brought by individuals and pending in Cook County, Illinois have trial dates: Gross (June 5, 2024), Snider (October 23, 2024), and Tucker (January 16, 2025). Another case in New Mexico has a September 15, 2025, trial date. There are no trial dates in any of the other cases.
Metformin Litigation

Amneal and AvKARE, Inc. were named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey

(“D.N.J.”), consolidated as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). The lawsuits either 1) allege economic loss in connection with their purchase or reimbursements due to the alleged contamination of generic metformin products with NDMA or 2) are seeking medical monitoring or evaluation due to alleged “cellular damage, genetic harm, and/or are at an increased risk of developing cancer” from consuming allegedly contaminated metformin. The parties are currently engaged in discovery.

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

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal has been named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with the settlement of patent litigation related to Xyrem®. The actions have been consolidated in the United States District Court for the Northern District of California for pretrial proceedings (In re Xyrem (Sodium Oxybate) Antitrust Litigation, No. 5:20-md-02966-LHK (N.D. Cal.)).

On January 9, 2023, Amneal reached a settlement in principle with the class plaintiffs and executed a settlement agreement on February 28, 2023. The remaining opt-out plaintiffs in the federal case are United Healthcare Services, Inc., Humana Inc., Molina Healthcare Inc., and Health Care Services Corporation.

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

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® in order to maintain higher prices, in violation of the antitrust laws. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 former absent class members as plaintiffs, which the Court subsequently granted. Plaintiffs’ second amended complaint did not add any new legal theories or allegations. On April 14, 2023, the Court entered a scheduling order requiring the new plaintiffs to provide discovery on their claims by May 1, 2023, and setting a 22-day jury trial to begin on September 5, 2023.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal Pharmaceuticals, Inc. stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company is named as a nominal defendant. For additional details of the claim, refer to Note 21. Commitments and Contingencies of our 2022 Annual Report on Form 10-K. On May 2, 2023, the parties entered into a final settlement agreement that, if approved by the court, would fully resolve this matter. Pursuant to the settlement, the Company has agreed to amend the January 11, 2021 Membership Interest Purchase Agreement with Kashiv to reduce certain royalties on future sales payable by Kashiv, adopt certain governance changes, and pay to plaintiffs’ counsel a court-ordered attorneys’ fees and expense award in an amount of $1.9 million. The Court of Chancery approved the final settlement agreement on July 27, 2023.

Indian Tax Authority Matters

Amneal Pharmaceuticals Pvt. Ltd. (“Amneal Pvt.”), RAKS Pharmaceuticals Pvt. Ltd., and Puniska Healthcare Pvt. Ltd. (“Puniska”), which are subsidiaries of the Company, are currently involved in litigations with Indian tax authorities concerning Central Excise Tax, Service Tax, Goods & Services Tax, and Value Added Tax for various periods of time between 2014 and 2017. These subsidiaries have contested certain of these assessments, which are at various stages of the administrative process. The Company strongly believes its Indian subsidiaries have meritorious defenses in the matter.

20. Stockholders’ Equity and Redeemable Non-Controlling Interests
On May 9, 2023, the stockholders of the Company approved an amendment and restatement of the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (the “Stock Plan”), which authorizes an additional 20 million shares of class A common stock available for issuance under the Stock Plan, resulting in a total shares reserved under the Stock Plan of 57 million shares, and extends the term of the Stock Plan until May 9, 2033.
Non-Controlling Interests
The Company consolidates the financial statements of Amneal and its subsidiaries and records non-controlling interests for the portion of Amneal’s economic interests that is not held by the Company. Non-controlling interests are adjusted for capital transactions that impact the non-publicly held economic interests in Amneal.
Under the terms of Amneal’s limited liability company agreement, as amended, Amneal is obligated to make tax distributions to its members. During the three and six months ended June 30, 2023, the Company recorded net tax distributions of $21.20 million and $48.01 million, respectively, as a reduction of non-controlling interests. During the three and six months ended June 30, 2022, the Company recorded net tax distributions of $2.89 million and $7.33 million, respectively, as a reduction of non-controlling interests.
The Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interests. The Company attributes 2% of the net income or loss of KSP to the non-controlling interests.
Redeemable Non-Controlling Interests
The Company acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”), in 2020.  The sellers of AvKARE, LLC and R&S hold the remaining 34.9% interest (“Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met. Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right. The Rondo Class B Units are also redeemable by the holders upon a change in control. Because the redemption of the Rondo Class B Units is outside of the Company’s control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests.

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and six months ended June 30, 2023, the Company recorded tax distributions of $2.87 million and $5.83 million as a reduction of redeemable non-controlling interests, respectively. For the three and six months ended June 30, 2022, the Company recorded tax distributions of $0.58 million and $2.59 million as a reduction of redeemable non-controlling interests, respectively.
Redeemable Non-Controlling Interests - Puniska

The Company acquired 74% of the equity interests in Puniska on November 2, 2021. Amneal was required pursuant to the purchase agreement to acquire the remaining 26% of Puniska upon approval of the transaction by the government of India. Because approval of the government of India was outside of the Company’s control, upon closing of the acquisition of Puniska, the equity interests of Puniska that the Company did not own were presented outside of stockholders’ equity as redeemable non-controlling interests. The Company attributed 26% of the net losses of Puniska to the redeemable non-controlling interests.

Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the six months ended June 30, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2021	$(18,845)	$(5,982)	$(24,827)
Other comprehensive loss before reclassification	(13,394)	48,270	34,876
Reallocation of ownership interests	(143)	33	(110)
Balance December 31, 2022	(32,382)	42,321	9,939
Other comprehensive loss before reclassification	1,029	(2,957)	(1,928)
Reallocation of ownership interests	(270)	342	72
Balance June 30, 2023	$(31,623)	$39,706	$8,083
Refer to Note 22. Stockholders’ Equity in the Company’s 2022 Annual Report on Form 10-K for additional information.

21. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and six months ended June 30, 2023, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2022 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three months ended June 30,		Six months ended June 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2023	2022	2023	2022
Kashiv Biosciences LLC
Parking space lease	Research and development	$33	$25	$50	$50
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim	Selling, general and administrative	—	—	—	5,000
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	—	1,706	50	1,723
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim	Intangible asset	—	15,000	—	15,000
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko)	Cost of goods sold	—	—	144	—
Storage agreement	Research and development	(34)	—	(82)	—
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko)	Inventory and cost of goods sold	499	—	499	—
Total		$498	$16,731	$661	$21,773

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$526	$1,158	$1,052
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$314	$305	$619	$601
PharmaSophia, LLC - research and development services income	Research and development	$—	$(15)	$—	$(30)
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$3,731	$964	$5,567	$1,422
Tracy Properties LLC - operating lease	Selling, general and administrative	$94	$136	$263	$271
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$1,969	$1,431	$2,544	$2,652
AvPROP, LLC - operating lease	Selling, general and administrative	$43	$50	$90	$90
Avtar Investments, LLC - consulting services	Research and development	$9	$85	$197	$169
TPG Operations, LLC - consulting services	Selling, general and administrative	$—	$—	$—	$19
Alkermes	Inventory and cost of goods sold	$88	$77	$90	$107
R&S Solutions - logistics services	Selling, general and administrative	$20	$20	$40	$39
Members - tax receivable agreement (TRA liability)	Other expense	$405	$—	$1,231	$—

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	June 30, 2023	December 31, 2022
Sellers of AvKARE LLC and R&S - state tax indemnification	$—	$486
Kashiv - various agreements	28	12
Asana BioSciences, LLC	2	2
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	119	—
Related party receivables - short term	$149	$500

Kashiv - various agreements	$100	$110
Apace Packaging, LLC - packaging agreement	1,070	756
AzaTech Pharma LLC - supply agreement	1,113	863
Avtar Investments LLC - consulting services	89	72
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	442	442
Members - tax receivable agreement	631	201
R&S Solutions LLC - logistics services	7	7
Alkermes Plc	36	28
Members - tax distributions	17,655	—
Related party payables - short term	$21,143	$2,479

Kashiv - contingent consideration (1)	$860	$3,290
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	7,034	5,929
Members - tax receivable agreement	1,229	430
Related party payables - long term	$9,123	$9,649
(1)     The contingent consideration liability was associated with the acquisition of KSP. Refer to Note 17. Fair Value Measurements for additional information.
TPG is a significant stockholder of the Company. A Managing Director of TPG is an observer of the Company’s Board. TPG Capital BD, LLC (“TPG Capital”) has been providing the Company with advice and assistance with respect to the planned refinancing or replacement of certain indebtedness of the Company and will receive a customary fee, in an amount to be negotiated, contingent on the closing of a transaction. For the three and six months ended June 30, 2023, the Company did not incur any costs related to services provided by TPG Capital.
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
Chief Operating Decision Makers
The Company’s chief operating decision makers evaluate the financial performance of the Company’s segments based upon segment operating income (loss). Items below operating income (loss) are not reported by segment, because they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment because it is not reviewed by the Company’s chief operating decision makers.
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, R&D expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$373,701	$96,994	$128,351	$—	$599,046
Cost of goods sold	225,189	46,512	107,324	—	379,025
Gross profit	148,512	50,482	21,027	—	220,021
Selling, general and administrative	28,040	22,759	14,015	40,756	105,570
Research and development	31,108	6,691	—	—	37,799
Intellectual property legal development expenses	801	19	—	—	820
Restructuring and other charges	—	82	—	—	82
Change in fair value of contingent consideration	—	(6,364)	—	—	(6,364)
Charges related to legal matters, net	2,017	—	—	—	2,017
Other operating expense	13	—	—	—	13
Operating income (loss)	$86,533	$27,295	$7,012	$(40,756)	$80,084

Six Months Ended June 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$717,507	$188,672	$250,407	$—	$1,156,586
Cost of goods sold	455,740	89,703	212,936	—	758,379
Gross profit	261,767	98,969	37,471	—	398,207
Selling, general and administrative	55,640	45,138	26,955	79,933	207,666
Research and development	63,467	13,022	—	—	76,489
Intellectual property legal development expenses	2,425	39	—	—	2,464
Restructuring and other charges	99	82	—	411	592
Change in fair value of contingent consideration	—	(3,907)	—	—	(3,907)
(Credit) charges related to legal matters, net	(427)	—	—	2,008	1,581
Other operating income	(1,211)	—	—	—	(1,211)
Operating income (loss)	$141,774	$44,595	$10,516	$(82,352)	$114,533

Three Months Ended June 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$364,895	$97,001	$97,459	$—	$559,355
Cost of goods sold	228,535	42,791	87,510	—	358,836
Gross profit	136,360	54,210	9,949	—	200,519
Selling, general and administrative	26,558	23,171	12,735	36,342	98,806
Research and development	44,174	6,574	—	—	50,748
Intellectual property legal development expenses	778	43	—	—	821
Acquisition, transaction-related and integration expenses	8	32	—	201	241
Change in fair value of contingent consideration	—	(270)	—	—	(270)
Insurance recoveries for property losses and associated expenses	(1,911)	—	—	—	(1,911)
Charges related to legal matters, net	483	—	—	251,394	251,877
Other operating income	(1,175)	—	—	—	(1,175)
Operating income (loss)	$67,445	$24,660	$(2,786)	$(287,937)	$(198,618)

Six Months Ended June 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$682,642	$182,087	$192,259	$—	$1,056,988
Cost of goods sold	427,565	86,644	167,689	—	681,898
Gross profit	255,077	95,443	24,570	—	375,090
Selling, general and administrative	54,151	47,571	26,145	69,604	197,471
Research and development	87,395	16,151	—	—	103,546
Intellectual property legal development expenses	1,550	35	—	—	1,585
Acquisition, transaction-related and integration expenses	8	32	—	635	675
Restructuring and other charges	206	—	—	525	731
Change in fair value of contingent consideration	—	(70)	—	—	(70)
Insurance recoveries for property losses and associated expenses	(1,911)	—	—	—	(1,911)
Charges related to legal matters, net	2,157	—	—	247,394	249,551
Other operating income	(1,175)	—	—	—	(1,175)
Operating income (loss)	$112,696	$31,724	$(1,575)	$(318,158)	$(175,313)
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.

23. Insurance Recoveries for Property Losses and Associated Expenses

On September 1, 2021, Tropical Storm Ida brought extreme rainfall and flash flooding to New Jersey that caused damage to two of the Company’s facilities. Operations at these facilities were closed for the majority of September 2021 in order to assess the damage, make repairs and restore operations.

The Company concluded that all inventory on-hand at the time of the flooding was damaged and unsellable and that a majority of the equipment was damaged beyond repair. In addition, the Company incurred significant costs to repair both facilities. The Company has insurance policies for property damage, inventory losses and business interruption. Insurance recoveries are recorded in the periods when it is probable they will be realized. During each of the three and six months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.

24. Subsequent Events
During July 2023, the Company repaid $30.0 million of borrowings on the New Revolving Credit Facility from cash on hand and borrowed an additional $10.0 million under the Rondo Revolving Credit Facility for working capital purposes.

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
The Company held 50.3% of Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company, held the remaining 49.7% as of June 30, 2023. The Company is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidates the financial statements of Amneal and its subsidiaries. The Company records non-controlling interests for the portion of Amneal’s economic interests that it does not hold.
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
The following discussion and analysis for the three and six months ended June 30, 2023 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
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

On June 30, 2023, we received a complete response letter (“CRL”) from the Food and Drug Administration regarding our new drug application for IPX203 for the treatment of Parkinson’s disease. Refer to Note 12. Goodwill and Other Intangible Assets for further information on the CRL and our interim goodwill and in-process research and development intangible asset impairment tests. Refer to the information under the heading “If we are unable to successfully develop or commercialize new products, our operating results will suffer.” in the Operational and Competitive Risks section of Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K for additional information associated with the risk related to FDA approval of IPX203.
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
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business will experience an increase in costs due to inflation of approximately $20.0 million for the year ending December 31, 2023, excluding the impact of rising interest rates. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.
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

Results of Operations
Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$599,046	$559,355	$39,691	7.1%
Cost of goods sold	379,025	358,836	20,189	5.6%
Gross profit	220,021	200,519	19,502	9.7%
Selling, general and administrative	105,570	98,806	6,764	6.8%
Research and development	37,799	50,748	(12,949)	(25.5)%
Intellectual property legal development expenses	820	821	(1)	(0.1)%
Acquisition, transaction-related and integration expenses	—	241	(241)	(100.0)%
Restructuring and other charges	82	—	82	nm
Change in fair value of contingent consideration	(6,364)	(270)	(6,094)	nm
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
Charges related to legal matters, net	2,017	251,877	(249,860)	(99.2)%
Other operating expense (income)	13	(1,175)	1,188	nm
Operating income (loss)	80,084	(198,618)	278,702	(140.3)%
Total other expense, net	(50,424)	(34,113)	(16,311)	47.8%
Income (loss) before income taxes	29,660	(232,731)	262,391	(112.7)%
(Benefit from) provision for income taxes	(23)	7,350	(7,373)	(100.3)%
Net income (loss)	$29,683	$(240,081)	$269,764	(112.4)%
nm - not meaningful
Net Revenue

Net revenue for the three months ended June 30, 2023 increased 7.1% from the prior year period primarily due to:

•Growth in our Generics segment of $8.8 million, primarily due to new generics products launched in 2023 and 2022 that contributed revenue growth of $11.2 million, the launch of biosimilars and strong volume growth, partially offset by continued price erosion.

•Growth in our AvKARE segment of $30.9 million, due to growth in our distribution and government label channels driven by new product introductions.

Specialty segment net revenue of $97.0 million was flat compared to the prior year period as growth in Unithroid® of 23.6% was offset by a 4.2% decline in Rytary® due to timing of shipments as we continue to experience strong total prescription growth and a decline in our non-promoted products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 5.6% for the three months ended June 30, 2023 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased volume across our Generics and AvKARE segments and product mix.

Gross profit as a percentage of net revenue increased to 36.7% for the three months ended June 30, 2023 from 35.8% in the prior year period primarily as a result of the factors noted above.

Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2023 increased 6.8% from the prior year period primarily due to increases in employee compensation and higher freight charges driven by increased sales volume.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2023 decreased 25.5% compared to the prior year period primarily due to lower project spend of $8.8 million partially resulting from timing of regulatory filing fees and operating efficiencies in our infrastructure.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $6.1 million decrease in the change in fair value of contingent consideration for the three months ended June 30, 2023 as compared to the prior year period was primarily driven by a decrease in the associated forecasted revenues.
Insurance Recoveries for Property Losses and Associated Expenses
During the three months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.
Charges Related to Legal Matters, Net
For the three months ended June 30, 2023, we recorded a charge of $2.0 million for civil prescription opioid litigation. For the three months ended June 30, 2022, we recorded a net charge of $251.9 million primarily consisting of a charge for the settlement of Opana® ER antitrust litigation of $262.8 million, net of insurance recoveries associated with a securities class action settled during 2022.
Total Other Expense, Net
Total other expense, net for the three months ended June 30, 2023 increased 47.8% compared to the prior year period. This increase was primarily driven by a $15.2 million increase in interest expense as a result of higher rates on our variable rate debt and increased amounts outstanding on our revolving credit facilities.
(Benefit From) Provision For Income Taxes
For the three months ended June 30, 2023, the Company’s benefit from income taxes and effective tax rate were both immaterial, as compared to a provision for income taxes and effective tax rate of $7.4 million and (3.2)%, respectively, for the three months ended June 30, 2022. The period-over-period change in the provision for income taxes was primarily related to a change in the jurisdictional mix of income and a discrete benefit as a result of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits during the three months ended June 30, 2022.

Generics
The following table sets forth results of operations for our Generics segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$373,701	$364,895	$8,806	2.4%
Cost of goods sold	225,189	228,535	(3,346)	(1.5)%
Gross profit	148,512	136,360	12,152	8.9%
Selling, general and administrative	28,040	26,558	1,482	5.6%
Research and development	31,108	44,174	(13,066)	(29.6)%
Intellectual property legal development expenses	801	778	23	3.0%
Acquisition, transaction-related and integration expenses	—	8	(8)	nm
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
Charges related to legal matters, net	2,017	483	1,534	317.6%
Other operating expense (income)	13	(1,175)	1,188	nm
Operating income	$86,533	$67,445	$19,088	28.3%
nm - not meaningful
Net Revenue
Generics net revenue for the three months ended June 30, 2023 increased 2.4% compared to the prior year period primarily due to new generics products launched in 2023 and 2022 that contributed revenue growth of $11.2 million, the launch of biosimilars and strong volume growth, partially offset by continued price erosion.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended June 30, 2023 decreased 1.5% compared to the prior year period primarily due to lower intangible asset impairment charges and favorable product mix, partially offset by the costs associated with increased sales volume and an increased inventory provision.

Generics gross profit as a percentage of net revenue increased to 39.7% for the three months ended June 30, 2023 from 37.4% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended June 30, 2023 increased 5.6% compared to the prior year period primarily due to an increase in employee compensation and higher freight charges due to increased sales volume, partially offset by lower legal fees.
Research and Development
Generics R&D expenses for the three months ended June 30, 2023 decreased 29.6% compared to the prior year period primarily due to a decrease in project spend of $7.9 million partially due to timing of regulatory filing fees and operating efficiencies in our infrastructure.
Insurance Recoveries for Property Losses and Associated Expenses
During the three months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.
Charges Related to Legal Matters, Net
For the three months ended June 30, 2023, we recorded a charge of $2.0 million for civil prescription opioid litigation. Charges related to legal matters, net for the three months ended June 30, 2022 were immaterial.

Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$96,994	$97,001	$(7)	nm
Cost of goods sold	46,512	42,791	3,721	8.7%
Gross profit	50,482	54,210	(3,728)	(6.9)%
Selling, general and administrative	22,759	23,171	(412)	(1.8)%
Research and development	6,691	6,574	117	1.8%
Intellectual property legal development expenses	19	43	(24)	(55.8)%
Acquisition, transaction-related and integration expenses	—	32	(32)	(100.0)%
Restructuring and other charges	82	—	82	nm
Change in fair value of contingent consideration	(6,364)	(270)	(6,094)	nm
Operating income	$27,295	$24,660	$2,635	10.7%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended June 30, 2023 was flat compared to the prior year period as growth in Unithroid® of 23.6% was partially offset by a 4.2% decline in Rytary® due to timing of shipments as we continue to experience strong total prescription growth and a decline in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended June 30, 2023 increased 8.7% compared to the prior year period. Specialty gross profit as a percentage of net revenue decreased to 52.0% for the three months ended June 30, 2023 from 55.9% in the prior year period, primarily due to unfavorable product mix.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended June 30, 2023 decreased 1.8% compared to the prior year period primarily due to a decrease in third party marketing spend for our promoted products, partially offset by increased compensation costs.
Research and Development
Specialty R&D expenses for the three months ended June 30, 2023 increased 1.8% compared to the prior year period primarily due to higher employee compensation and overhead costs, partially offset by reduced project spend.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $6.1 million increase in the change in fair value of contingent consideration for the three months ended June 30, 2023 as compared to the prior year period was primarily driven by a decrease in the related liability as a result of a decrease in the associated forecasted revenues.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$128,351	$97,459	$30,892	31.7%
Cost of goods sold	107,324	87,510	19,814	22.6%
Gross profit	21,027	9,949	11,078	111.3%
Selling, general and administrative	14,015	12,735	1,280	10.1%
Operating income (loss)	$7,012	$(2,786)	$9,798	(351.7)%
Net Revenue

AvKARE net revenue for the three months ended June 30, 2023 increased 31.7% as compared to the prior year period primarily due to growth in our distribution and government channels driven by new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended June 30, 2023 increased 22.6% as compared to the prior year period, and gross profit as a percentage of net revenue increased to 16.4% for the three months ended June 30, 2023 from 10.2% in the prior year period primarily due to the increase in sales through our higher margin government channel and a lower inventory provision.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended June 30, 2023 increased 10.1% as compared to the prior year period primarily due to higher employee compensation.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$1,156,586	$1,056,988	$99,598	9.4%
Cost of goods sold	758,379	681,898	76,481	11.2%
Gross profit	398,207	375,090	23,117	6.2%
Selling, general and administrative	207,666	197,471	10,195	5.2%
Research and development	76,489	103,546	(27,057)	(26.1)%
Intellectual property legal development expenses	2,464	1,585	879	55.5%
Acquisition, transaction-related and integration expenses	—	675	(675)	(100.0)%
Restructuring and other charges	592	731	(139)	(19.0)%
Change in fair value of contingent consideration	(3,907)	(70)	(3,837)	nm
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
Charges related to legal matters, net	1,581	249,551	(247,970)	(99.4)%
Other operating income	(1,211)	(1,175)	(36)	3.1%
Operating income (loss)	114,533	(175,313)	289,846	(165.3)%
Total other expense, net	(94,299)	(67,339)	(26,960)	40.0%
Income (loss) before income taxes	20,234	(242,652)	262,886	(108.3)%
Provision for income taxes	645	3,889	(3,244)	(83.4)%
Net income (loss)	$19,589	$(246,541)	$266,130	(107.9)%
nm - not meaningful
Net Revenue

Net revenue for the six months ended June 30, 2023 increased 9.4% from the prior year period primarily due to:

•Growth in our Generics segment of $34.9 million primarily due to new generics products launched in 2023 and 2022 that contributed net revenue growth of $20.7 million, the launch of biosimilars and volume growth, partially offset by continued price erosion. Net revenue for the six months ended June 30, 2023 included a non-recurring customer order of $21.0 million.

•Growth in Specialty segment net revenue of $6.6 million primarily driven by increases in net revenue of 30.0% and 4.2% in our promoted products Unithroid® and Rytary®, respectively, resulting from continued strong prescription growth and favorable pricing.

•Growth in our AvKARE segment net revenue of $58.1 million primarily driven by growth in our distribution, government label and institutional channels driven by growth in new product introductions.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 11.2% for the six months ended June 30, 2023 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE volume and an increase in the inventory provision. Cost of goods sold for the six months ended June 30, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue decreased to 34.4% for the six months ended June 30, 2023 from 35.5% in the prior year period primarily as a result of the factors noted above.

Selling, General, and Administrative
SG&A expenses for the six months ended June 30, 2023 increased 5.2% from the prior year period primarily due to increases in employee compensation, higher freight charges driven by increased sales volume and higher costs associated with our biosimilar launches, partially offset by a decrease of $5.0 million associated with a regulatory approval in the prior year period.
Research and Development
R&D expenses for the six months ended June 30, 2023 decreased 26.1% compared to the prior year period primarily due to reduced project spend of $12.5 million, a decrease in in-licensing and upfront milestone payments of $5.6 million, and operating efficiencies in our infrastructure.
Intellectual Property Legal Development Expense
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the six months ended June 30, 2023 and 2022 were $2.5 million and $1.6 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $3.8 million decrease in the change in fair value of contingent consideration (income) for the six months ended June 30, 2023 as compared to the prior year period was primarily driven by a decrease in the related liability as a result of a decrease in the associated forecasted revenues.
Insurance Recoveries for Property Losses and Associated Expenses
During the six months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.
Charges Related to Legal Matters, Net
For the six months ended June 30, 2023, charges related to legal matters, net was $1.6 million, primarily comprised of $4.1 million in charges associated with prescription opioid litigation, offset by a litigation settlement gain. For the six months ended June 30, 2022, we recorded a net charge of $249.6 million primarily comprised of charges associated with Opana® ER antitrust litigation, net of insurance recoveries associated with a securities class action.
Other Operating Income
Other operating income for the six months ended June 30, 2023 and 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net for the six months ended June 30, 2023 increased 40.0% as compared to the prior year period. The increase was primarily driven by a $31.2 million increase in interest expense as a result of higher rates on our variable rate debt and increased amounts outstanding on our revolving credit facilities.
Provision For Income Taxes
For the six months ended June 30, 2023 and 2022, our provision for income taxes and effective tax rates were $0.6 million and 3.2% and $3.9 million and (1.6)%, respectively. The period-over-period change was primarily related to a change in the jurisdictional mix of income and a discrete benefit resulting from of the completion of an Internal Revenue Service examination and Joint Committee review of the 2012-2018 federal income tax returns, which enabled the Company to recognize previously unrecognized tax benefits in the six months ended June 30, 2022.

Generics
The following table sets forth results of operations for our Generics segment for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$717,507	$682,642	$34,865	5.1%
Cost of goods sold	455,740	427,565	28,175	6.6%
Gross profit	261,767	255,077	6,690	2.6%
Selling, general and administrative	55,640	54,151	1,489	2.7%
Research and development	63,467	87,395	(23,928)	(27.4)%
Intellectual property legal development expenses	2,425	1,550	875	56.5%
Acquisition, transaction-related and integration expenses	—	8	(8)	(100.0)%
Restructuring and other charges	99	206	(107)	nm
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
(Credit) charges related to legal matters, net	(427)	2,157	(2,584)	(119.8)%
Other operating income	(1,211)	(1,175)	(36)	3.1%
Operating income	$141,774	$112,696	$29,078	25.8%
nm - not meaningful
Net Revenue
Generics net revenue for the six months ended June 30, 2023 increased 5.1% compared to the prior year period primarily due to favorable timing of new generics products launched in 2023 and 2022 that contributed net revenue growth of $20.7 million, the launch of biosimilars and volume growth, partially offset by continued price erosion. Net revenue for the six months ended June 30, 2023 included a non-recurring customer order of $21.0 million.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the six months ended June 30, 2023 increased 6.6% as compared to the prior year period primarily due to the costs associated with increased sales volume and an increased inventory provision. Cost of goods sold for the six months ended June 30, 2023 included $11.0 million associated with the non-recurring customer order discussed above.

Generics gross profit as a percentage of net revenue decreased to 36.5% for the six months ended June 30, 2023 from 37.4% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the six months ended June 30, 2023 increased 2.7% compared to the prior year period primarily due to an increase in employee compensation, higher freight charges driven by increased sales volume and costs associated with our biosimilar launches, partially offset by a decrease of $5.0 million associated with a biosimilar regulatory approval in the prior year period.
Research and Development
Generics R&D expenses for the six months ended June 30, 2023 decreased 27.4% compared to the prior year period primarily due to reduced project spend of $10.3 million, decreased in-licensing and upfront milestone payments of $3.1 million and operating efficiencies in our infrastructure, including reduced employee compensation costs.
Intellectual Property Legal Development Expenses
Intellectual property legal development expenses include, but are not limited to, costs associated with formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend our intellectual property. Intellectual property legal development expenses for the six months ended June 30, 2023 and 2022 were $2.4 million and $1.6 million, respectively. Expenses may vary based on the number of individual cases and corresponding litigation outstanding in a particular period.

Insurance Recoveries for Property Losses and Associated Expenses
During the six months ended June 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses.
(Credit) Charges Related to Legal Matters, Net
For the six months ended June 30, 2023, a litigation settlement gain was partially offset by $4.1 million of charges associated with prescription opioid litigation. For the six months ended June 30, 2022, we recorded charges of $2.2 million for employment and other legal proceedings.
Other Operating Income
Other operating income for the six months periods ended June 30, 2023 and 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$188,672	$182,087	$6,585	3.6%
Cost of goods sold	89,703	86,644	3,059	3.5%
Gross profit	98,969	95,443	3,526	3.7%
Selling, general and administrative	45,138	47,571	(2,433)	(5.1)%
Research and development	13,022	16,151	(3,129)	(19.4)%
Intellectual property legal development expenses	39	35	4	11.4%
Acquisition, transaction-related and integration expenses	—	32	(32)	(100.0)%
Restructuring and other charges	82	—	82	nm
Change in fair value of contingent consideration	(3,907)	(70)	(3,837)	nm
Operating income	$44,595	$31,724	$12,871	40.6%
nm - not meaningful
Net Revenue

Specialty net revenue for the six months ended June 30, 2023 increased 3.6% compared to the prior year period, primarily driven by increases in net revenue of 30.0% and 4.2% in our promoted products Unithroid® and Rytary®, respectively, resulting from continued strong prescription growth and favorable pricing.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the six months ended June 30, 2023 increased 3.5% as compared to the prior year period, primarily due to an increase in net revenue. Specialty gross profit as a percentage of net revenue was flat at 52.5% for the six months ended June 30, 2023 as compared to 52.4% in the prior year period.
Selling, General, and Administrative
Specialty SG&A expense for the six months ended June 30, 2023 decreased 5.1% as compared to the prior year period primarily due to a decrease in third party marketing spend for our promoted products.
Research and Development
Specialty R&D expenses for the six months ended June 30, 2023 decreased 19.4% as compared to the prior year period primarily due to a decrease in in-licensing and upfront milestone payments of $2.5 million.

Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $3.8 million decrease in the change in fair value of contingent consideration (income) for the six months ended June 30, 2023 as compared to the prior year period was primarily driven by a decrease in the related liability as a result of a decrease in the corresponding forecasted revenues.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$250,407	$192,259	$58,148	30.2%
Cost of goods sold	212,936	167,689	45,247	27.0%
Gross profit	37,471	24,570	12,901	52.5%
Selling, general and administrative	26,955	26,145	810	3.1%
Operating income (loss)	$10,516	$(1,575)	$12,091	nm
nm - not meaningful
Net Revenue
AvKARE net revenue for the six months ended June 30, 2023 increased 30.2% as compared to the prior year period, primarily driven by growth in our distribution, government label and institutional channels resulting from growth in new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the six months ended June 30, 2023 increased 27.0% as compared to the prior year period, and gross profit as a percentage of net revenue increased to 15.0% for the six months ended June 30, 2023 from 12.8% in the prior year period, primarily due to the increase in sales through our higher margin government channel.
Selling, General and Administrative
AvKARE SG&A expense for the six months ended June 30, 2023 increased 3.1% compared to the prior year period primarily due to higher employee compensation.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements, including $245.9 million of available capacity, as of June 30, 2023, on our New Revolving Credit Facility, as defined in Note 16. Debt in our 2022 Annual Report on Form 10-K. Refer to Note 16. Debt in our 2022 Annual Report on Form 10-K for additional information on our debt. As of June 30, 2023, there was $10.0 million of available capacity under the Rondo Revolving Credit Facility. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control.
We estimate that we will invest approximately $50.0 million to $60.0 million during 2023 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
During the six months ended June 30, 2023, we prepaid $27.8 million of principal outstanding on the Rondo Term Loan. Over the next 12 months, we expect to make substantial payments, including a $50.0 million payment associated with the Opana ER® antitrust litigation settlement agreements, monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, as well as contractual payments for leased premises. Refer to Note 16. Debt and Note 18. Leases in our 2022 Annual Report on Form 10-K and Note 15. Debt in this Form 10-Q for additional information on our indebtedness and leases, respectively.
We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal Common Units by the Members. The timing and amount of any payments under the TRA will also vary, depending upon a number of factors including the timing and number of Amneal Common Units sold or exchanged for our class A common stock, the price of our class A common stock on the date of sale or exchange, the timing and amount of our taxable income, and the tax rate in effect at the time of realization of our taxable income. The TRA also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. Further sales or exchanges occurring subsequent to June 30, 2023 could result in future Amneal tax deductions and obligations to pay 85% of such benefits to the holders of Amneal Common Units. These obligations could be incremental to and substantially larger than the approximate $202.7 million contingent liability as of June 30, 2023 (refer to Note 7. Income Taxes). As a result of the foregoing, our obligations under the TRA could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.
In addition, pursuant to the limited liability operating agreement of Amneal, as amended, in connection with any tax period, we will be required to make distributions to Amneal's members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the TRA. During the six months ended June 30, 2023 and 2022, we made cash tax distributions of $29.73 million and $7.33 million (net), respectively, to the Members. During July 2023, we made cash tax distributions of $17.7 million.
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the six months ended June 30, 2023 and 2022, we made cash tax distributions of $5.83 million and $2.59 million, respectively, to the AvKARE Sellers.
As of June 30, 2023, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Cash provided by (used in):
Operating activities	$128,367	$(5,178)	$133,545	nm
Investing activities	(24,021)	(113,511)	89,490	(78.8)%
Financing activities	(25,156)	(38,321)	13,165	(34.4)%
Effect of exchange rate changes on cash	165	(1,547)	1,712	(110.7)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$79,355	$(158,557)	$237,912	(150.0)%
nm - not meaningful

Cash Flows from Operating Activities
Net cash provided by operating activities was $128.4 million for the six months ended June 30, 2023 as compared to $5.2 million used in operating activities for the prior year period. The increase in operating cash flows from the prior year period was primarily driven by increased profitability adjusted for non-cash items, favorable collections of outstanding accounts receivable due to timing of sales in the quarter ended December 31, 2022 and a $14.5 million decrease in cash payments related to the Opana ER® antitrust litigation settlement agreements.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $24.0 million as compared to $113.5 million for the prior year period. The decrease in net cash used in investing activities from the prior year period was primarily due to $84.7 million of cash paid to acquire the baclofen franchise from entities affiliated with Saol International Limited during the prior year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $25.2 million for the six months ended June 30, 2023 as compared to $38.3 million for the prior year period. The decrease in net cash used in financing activities from the prior year period was primarily due to a $44.0 million payment for deferred consideration associated with the acquisitions of Kashiv Specialty Pharmaceuticals, LLC and Puniska Healthcare Pvt. Ltd. in the prior year period, lower prepayments on the Rondo Term Loan, and an increase in net borrowings under our revolving credit facilities, partially offset by a $25.6 million increase in tax distributions to non-controlling interests. Refer to Note 15. Debt in this Form 10-Q and Note 16. Debt in our 2022 Annual Report on Form 10-K for details of our debt, including defined terms.
Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2022 Annual Report on Form 10-K. As of June 30, 2023, there have been no material changes to the disclosure presented in our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2023.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On May 9, 2023, the stockholders of the Company approved an amendment and restatement of the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (the “Stock Plan”), which (1) authorizes an additional 20 million shares of Class A common stock available for issuance under the Stock Plan, resulting in a new Share (as defined in the Stock Plan) reserve under the Stock Plan of 57 million shares, (2) extends the term of the Stock Plan until May 9, 2033, and (3) contains certain other technical modifications to the predecessor plan. The material terms of the Stock Plan are summarized in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders of the Company as filed with the Securities and Exchange Commission on March 24, 2023 (the “2023 Proxy Statement”) under the heading “Proposal 4 Approval of Amended and Restated Incentive

Award Plan”. The foregoing description of the Stock Plan is qualified in its entirety by reference to the actual terms of the Stock Plan, as amended, which is filed hereto as Exhibit 10.1.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, as amended and restated.*†

10.2	Amendment No. 1 to Term Loan Credit Agreement, dated as of May 30, 2023, entered into by and among Amneal Pharmaceuticals LLC, the Guarantors, and JPMorgan Chase Bank, N.A. as administrative agent.*

10.3
Amendment No.1 to Revolving Credit and Term Loan Agreement, dated as of April 20, 2023, by and among Rondo Holdings, LLC, Rondo Intermediate Holdings, LLC, the Subsidiary Loan Parties party hereto, the Lenders party hereto and Truist Bank as Administrative Agent.*

31.1	Certification of the President and Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and six months ended June 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income (Loss) for each of the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three and six months ended June 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2023	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)