Form 10-Q
period 2023-09-30
Amneal Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 7, 2023, there were 306,544,199 shares of Class A common stock outstanding, with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and Amneal Pharmaceuticals, Inc.’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us”, or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “target,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$620,040	$545,557	$1,776,626	$1,602,545
Cost of goods sold	387,509	351,327	1,145,888	1,033,225
Gross profit	232,531	194,230	630,738	569,320
Selling, general and administrative	113,006	100,071	320,672	297,542
Research and development	41,375	50,235	117,864	153,781
Intellectual property legal development expenses	886	1,411	3,350	2,996
Acquisition, transaction-related and integration expenses	—	39	—	714
Restructuring and other charges	1,043	581	1,635	1,312
Change in fair value of contingent consideration	3,120	(1,425)	(787)	(1,495)
Insurance recoveries for property losses and associated expenses	—	—	—	(1,911)
(Credit) charges related to legal matters, net	(2,620)	285	(1,039)	249,836
Other operating expense (income)	73	(1,320)	(1,138)	(2,495)
Operating income (loss)	75,648	44,353	190,181	(130,960)
Other (expense) income:
Interest expense, net	(50,909)	(42,391)	(151,081)	(111,349)
Foreign exchange loss, net	(2,939)	(5,491)	(617)	(12,933)
Other income, net	1,157	5,709	4,708	14,770
Total other expense, net	(52,691)	(42,173)	(146,990)	(109,512)
Income (loss) before income taxes	22,957	2,180	43,191	(240,472)
(Benefit from) provision for income taxes	(2,076)	4,570	(1,431)	8,459
Net income (loss)	25,033	(2,390)	44,622	(248,931)
Less: Net (income) loss attributable to non-controlling interests	(15,351)	(299)	(29,966)	123,716
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	9,682	(2,689)	14,656	(125,215)
Accretion of redeemable non-controlling interest	—	—	—	(438)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$9,682	$(2,689)	$14,656	$(125,653)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s class A common stockholders:
Basic	$0.06	$(0.02)	$0.10	$(0.83)
Diluted	$0.06	$(0.02)	$0.09	$(0.83)
Weighted-average common shares outstanding:
Basic	154,219	151,393	153,363	150,765
Diluted	159,691	151,393	156,284	150,765

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$25,033	$(2,390)	$44,622	$(248,931)
Less: Net (income) loss attributable to non-controlling interests	(15,351)	(299)	(29,966)	123,716
Net income (loss) attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	9,682	(2,689)	14,656	(125,215)
Accretion of redeemable non-controlling interest	—	—	—	(438)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	9,682	(2,689)	14,656	(125,653)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(3,086)	(9,243)	(1,029)	(24,950)
Unrealized (loss) gain on cash flow hedge, net of tax	(5,292)	32,639	(11,250)	100,333
Less: Other comprehensive loss (income) attributable to non-controlling interests	4,160	(11,725)	6,133	(37,905)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(4,218)	11,671	(6,146)	37,478
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$5,464	$8,982	$8,510	$(88,175)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$86,929	$25,976
Restricted cash	8,678	9,251
Trade accounts receivable, net	690,947	741,791
Inventories	576,474	530,735
Prepaid expenses and other current assets	91,444	103,565
Related party receivables	1,603	500
Total current assets	1,456,075	1,411,818
Property, plant and equipment, net	451,852	469,815
Goodwill	598,631	598,853
Intangible assets, net	982,531	1,096,093
Operating lease right-of-use assets	32,523	38,211
Operating lease right-of-use assets - related party	15,876	17,910
Financing lease right-of-use assets	60,548	63,424
Other assets	89,043	103,217
Total assets	$3,687,079	$3,799,341
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$557,761	$538,199
Current portion of liabilities for legal matters	76,828	107,483
Revolving credit facilities	76,000	60,000
Current portion of long-term debt, net	30,533	29,961
Current portion of operating lease liabilities	9,826	8,321
Current portion of operating lease liabilities - related party	3,055	2,869
Current portion of financing lease liabilities	3,098	3,488
Related party payables - short term	3,500	2,479
Total current liabilities	760,601	752,800
Long-term debt, net	2,541,814	2,591,981
Note payable - related party	41,001	39,706
Operating lease liabilities	26,412	32,126
Operating lease liabilities - related party	13,598	15,914
Financing lease liabilities	59,351	60,769
Related party payables - long term	11,534	9,649
Other long-term liabilities	41,388	87,468
Total long-term liabilities	2,735,098	2,837,613
Commitments and contingencies (Notes 5 and 19)
Redeemable non-controlling interests	37,144	24,949
Stockholders' Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued at both September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2023 and December 31, 2022; 154,346 and 151,490 shares issued at September 30, 2023 and December 31, 2022, respectively	1,542	1,514
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2023 and December 31, 2022; 152,117 shares issued at both September 30, 2023 and December 31, 2022	1,522	1,522
Additional paid-in capital	715,450	691,629
Stockholders' accumulated deficit	(391,527)	(406,183)
Accumulated other comprehensive income	3,873	9,939
Total Amneal Pharmaceuticals, Inc. stockholders' equity	330,860	298,421
Non-controlling interests	(176,624)	(114,442)
Total stockholders' equity	154,236	183,979
Total liabilities and stockholders' equity	$3,687,079	$3,799,341
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$44,622	$(248,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172,467	179,119
Unrealized foreign currency loss	1,563	12,893
Amortization of debt issuance costs and discount	6,884	6,489
Loss on refinancing - revolving credit facility	—	291
Intangible asset impairment charges	2,036	5,786
Change in fair value of contingent consideration	(787)	(1,495)
Stock-based compensation	20,848	24,016
Inventory provision	56,637	28,884
Insurance recoveries for property and equipment losses	—	(1,000)
Other operating charges and credits, net	6,370	7,077
Changes in assets and liabilities:
Trade accounts receivable, net	49,055	33,570
Inventories	(103,092)	(91,326)
Prepaid expenses, other current assets and other assets	24,810	(34,380)
Related party receivables	(1,131)	(517)
Accounts payable, accrued expenses and other liabilities	(74,685)	165,437
Related party payables	4,157	2,479
Net cash provided by operating activities	209,754	88,392
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,351)	(34,941)
Saol Acquisition	—	(84,714)
Acquisition of intangible assets	(2,488)	(41,800)
Deposits for future acquisition of property, plant and equipment	(1,658)	(2,388)
Proceeds from insurance recoveries for property and equipment losses	—	1,000
Net cash used in investing activities	(37,497)	(162,843)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	(542)	(1,663)
Payments of principal on debt, revolving credit facilities, financing leases and other	(151,510)	(105,618)
Borrowings on revolving credit facilities	110,000	85,000
Proceeds from exercise of stock options	408	662
Employee payroll tax withholding on restricted stock unit vesting	(2,222)	(3,483)
Payments of deferred consideration for acquisitions - related party	—	(44,498)
Acquisition of redeemable non-controlling interest	—	(1,722)
Tax distributions to non-controlling interests	(67,875)	(13,131)
Net cash used in financing activities	(111,741)	(84,453)
Effect of foreign exchange rate on cash	(136)	(1,944)
Net increase (decrease) in cash, cash equivalents, and restricted cash	60,380	(160,848)
Cash, cash equivalents, and restricted cash - beginning of period	35,227	256,739
Cash, cash equivalents, and restricted cash - end of period	$95,607	$95,891
Cash and cash equivalents - end of period	$86,929	$87,335
Restricted cash - end of period	8,678	8,556
Cash, cash equivalents, and restricted cash - end of period	$95,607	$95,891

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$136,600	$92,215
Cash received (paid), net for income taxes	$426	$(9,942)

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$1,062	$—
Contingent consideration for acquisition	$—	$8,796
Payable for acquisition of intangible assets	$8,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	154,050	$1,540	152,117	$1,522	$708,233	$(401,209)	$8,083	$(167,401)	$150,768	$32,106
Net income	—	—	—	—	—	9,682	—	5,858	15,540	9,493
Foreign currency translation adjustments	—	—	—	—	—	—	(1,554)	(1,532)	(3,086)	—
Stock-based compensation	—	—	—	—	6,691	—	—	—	6,691	—
Exercise of stock options	149	1	—	—	405	—	4	(2)	408	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	147	1	—	—	121	—	4	(279)	(153)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(2,664)	(2,628)	(5,292)	—
Tax distributions	—	—	—	—	—	—	—	(10,640)	(10,640)	(4,455)
Balance at September 30, 2023	154,346	$1,542	152,117	$1,522	$715,450	$(391,527)	$3,873	$(176,624)	$154,236	$37,144

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net income	—	—	—	—	—	14,656	—	7,485	22,141	22,481
Foreign currency translation adjustments	—	—	—	—	—	—	(525)	(504)	(1,029)	—
Stock-based compensation	—	—	—	—	20,848	—	—	—	20,848	—
Exercise of stock options	149	1	—	—	405	—	4	(2)	408	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,707	27	—	—	2,568	—	76	(4,881)	(2,210)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(5,621)	(5,629)	(11,250)	—
Tax distributions	—	—	—	—	—	—	—	(58,651)	(58,651)	(10,286)
Balance at September 30, 2023	154,346	$1,542	152,117	$1,522	$715,450	$(391,527)	$3,873	$(176,624)	$154,236	$37,144

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

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including complex generics and specialty branded pharmaceuticals. The Company operates principally in the United States (the “U.S.”), India, and Ireland, and sells to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. Prior to the Reorganization (as defined herein) and during the period covered by this report, the Company was a holding company, whose principal assets were common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). As of September 30, 2023, the Company held 50.4% of Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. For further information regarding the Reorganization, refer to Note 24. Subsequent Events.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023, cash flows for the nine months ended September 30, 2023 and 2022 and the results of its operations, its comprehensive income (loss) and its changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022. The consolidated balance sheet data at December 31, 2022 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by U.S. GAAP.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 was effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2023 and will apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements because the Company did not acquire a business during the nine months ended September 30, 2023.

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
Reclassifications
The prior period balances related to cost of goods sold impairment charges of $0.7 million and $5.8 million, formerly included in a separate income statement caption for both the three and nine months ended September 30, 2022, respectively, have been reclassified to be included within the income statement caption cost of goods sold to conform with the current period presentation. This reclassification did not impact gross profit or net income.
The prior period balance related to loss on refinancing of $0.3 million, formerly included in a separate income statement caption for the nine months ended September 30, 2022, has been reclassified to be included within the income statement caption other income, net to conform to the current period presentation. This reclassification did not impact net income.
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
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	24%	21%	24%	20%
Customer B	17%	17%	15%	17%
Customer C	21%	23%	21%	23%
Customer D	10%	9%	10%	11%

Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three and nine months ended September 30, 2023 and 2022, are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Generics
Anti-infective	$7,382	$4,957	$18,648	$16,768
Hormonal / allergy	126,425	119,726	357,711	334,403
Antiviral	7,150	5,782	36,221	17,649
Central nervous system	96,587	96,877	264,773	286,789
Cardiovascular system	32,459	28,926	98,108	84,422
Gastroenterology	18,858	17,129	53,127	51,280
Oncology	37,722	12,240	76,846	47,872
Metabolic disease/ endocrine	11,026	9,276	35,227	30,497
Respiratory	7,832	8,720	31,783	26,503
Dermatology	17,279	17,327	53,232	48,741
Other therapeutic classes	27,270	29,101	80,974	86,790
International and other	867	205	1,714	1,194
Total Generics net revenue	390,857	350,266	1,108,364	1,032,908
Specialty
Hormonal / allergy	28,494	22,012	82,268	65,751
Central nervous system	61,142	61,785	180,844	185,309
Other therapeutic classes	7,668	5,687	22,864	20,511
Total Specialty net revenue	97,304	89,484	285,976	271,571
AvKARE
Distribution	81,904	66,057	248,929	190,560
Government label	32,764	26,000	87,150	72,739
Institutional	10,551	8,297	28,395	20,672
Other	6,660	5,453	17,812	14,095
Total AvKARE net revenue	131,879	105,807	382,286	298,066
Total net revenue	$620,040	$545,557	$1,776,626	$1,602,545
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2023 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2022	$573,592	$27,454	$145,060	$86,030
Provision related to sales recorded in the period	2,502,481	84,465	50,786	187,161
Credits/payments issued during the period	(2,601,904)	(87,767)	(65,878)	(183,028)
Balance at September 30, 2023	$474,169	$24,152	$129,968	$90,163
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
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million (based on the exchange rate as of that date), which was collected in January 2023. Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $47.6 million, based on the exchange rate as of September 30, 2023, contingent upon whether Orion achieves certain annual sales targets.
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
For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the R&D activities performance obligation and was recorded as deferred income, of which $6.7 million was recorded in accounts payable and accrued expenses and $6.7 million was recorded in other long-term liabilities as of December 31, 2022. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $0.9 million, respectively, as a reduction to R&D expense related to services performed under the Orion Agreement. As of September 30, 2023, deferred income of $9.1 million and $3.4 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of September 30, 2023, no products have been supplied by Amneal under the Orion Agreement.
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
Agreements with Kashiv Biosciences, LLC
For details on the Company’s related party agreements with Kashiv Biosciences, LLC (“Kashiv”), refer to Note 21. Related Party Transactions in this Form 10-Q and Note 24. Related Party Transactions in the Company’s 2022 Annual Report on Form 10-K.
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

Under the PLI Scheme, the Company is eligible to receive up to 10 billion Indian rupees, or approximately $120.2 million (based on the exchange rate as of September 30, 2023), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments and (ii) a minimum percentage growth in sales of eligible products.

The Company concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives on a systematic basis in other operating income. For the nine months ended September 30, 2023, the Company recognized $1.2 million of other operating income from the PLI Scheme. For the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $2.5 million, respectively, of other operating income from the PLI Scheme. As of September 30, 2023 and December 31, 2022, the Company had receivables from the government of India of $5.0 million and $4.0 million, respectively, within prepaid expenses and other current assets.
7. Income Taxes
For the three months ended September 30, 2023, the Company’s benefit from income taxes and effective tax rate were $(2.1) million and (9.0)%, respectively, as compared to a provision for income taxes and effective tax rate of $4.6 million and 209.6%, respectively, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company’s benefit from income taxes and effective tax rate were $(1.4) million and (3.3)%, respectively, as compared to $8.5 million and (3.5)%, respectively, for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the period-over-period changes in the (benefit from) provision for income taxes were primarily related to changes in the jurisdictional mix of income and a discrete Indian tax benefit. The Company recognized a discrete Indian tax benefit of approximately $2.9 million from the utilization of a loss carryforward after the completion of a merger of certain of our subsidiaries in India during the three months ended September 30, 2023.
The Company established a valuation allowance on its deferred tax assets (“DTAs”) based upon all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through September 30, 2023. As a result of the losses through September 30, 2023, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of September 30, 2023 and December 31, 2022, this valuation allowance was $434.5 million and $434.9 million, respectively, and it reduced the carrying value of these gross DTAs to zero.
The Company previously entered into a tax receivable agreement (“TRA”) for which it was generally required to pay the holders of Amneal Common Units on a one-to-one basis, 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of class A common stock prior to the Reorganization and (ii) tax benefits attributable to payments made under the TRA. In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $192.8 million during 2019.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the timing of the recognition of the contingent liability under the TRA. As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize all of its DTAs subject to the TRA; therefore, as of September 30, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more likely than not in the future, at such time, Amneal will recognize a liability under the TRA as a result of basis adjustments under Internal Revenue Code Section 754. As of both September 30, 2023 and December 31, 2022, the contingent liability associated with the TRA was approximately $202.7 million, of which approximately $2.5 million and $0.6 million were recorded as of September 30, 2023 and December 31, 2022, respectively (refer to Note 21. Related Party Transactions.)
The timing and amount of any payments under the TRA may vary depending upon a number of factors, including the timing of the Company’s taxable income and the tax rate in effect at the time of realization of the Company’s taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). The Reorganization reduced the Company’s contingent liability under the TRA (see below) subsequent to September 30, 2023. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.

Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $2.5 million accrued as of September 30, 2023. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and, if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.

Refer to Note 24. Subsequent Events for information about the Reorganization, pursuant to which the parties have agreed, among other things, to reduce the Company’s contingent obligation to pay 85% of the tax benefits subject to the TRA to 75% of such tax benefits. This agreement will not cause the acceleration of payments under the TRA.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of class A common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$9,682	$(2,689)	$14,656	$(125,653)
Denominator:
Weighted-average shares outstanding - basic	154,219	151,393	153,363	150,765
Effect of dilutive securities:
Stock options	534	—	178	—
Restricted stock units	4,052	—	2,448	—
Performance stock units	886	—	295	—
Weighted-average shares outstanding - diluted	159,691	151,393	156,284	150,765
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s class A common stockholders:
Basic	$0.06	$(0.02)	$0.10	$(0.83)
Diluted	$0.06	$(0.02)	$0.09	$(0.83)
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of class A common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Stock options	432	(1)	2,728	(2)	432	(1)	2,728	(2)
Restricted stock units	—		10,874	(2)	—		10,874	(2)
Performance stock units	4,636	(3)	7,266	(2)	4,636	(3)	7,266	(2)
Shares of class B common stock	152,117	(4)	152,117	(4)	152,117	(4)	152,117	(4)
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

9. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Gross accounts receivable	$1,193,505	$1,344,959
Allowance for credit losses	(4,237)	(2,122)
Contract charge-backs and sales volume allowances	(474,169)	(573,592)
Cash discount allowances	(24,152)	(27,454)
Subtotal	(502,558)	(603,168)
Trade accounts receivable, net	$690,947	$741,791
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	September 30, 2023	December 31, 2022
Customer A	36%	41%
Customer B	27%	25%
Customer C	23%	21%
10. Inventories
Inventories were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$224,980	$224,607
Work in process	63,397	58,522
Finished goods	288,097	247,606
Total inventories	$576,474	$530,735
11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Deposits and advances	$5,123	$1,821
Prepaid insurance	8,091	8,090
Prepaid regulatory fees	2,936	5,298
Income and other tax receivables	12,817	12,881
Prepaid taxes	17,213	16,593
Other current receivables (1)	15,107	33,133
Chargebacks receivable (2)	10,683	8,605
Other prepaid assets	19,474	17,144
Total prepaid expenses and other current assets	$91,444	$103,565
(1)Other current receivables as of December 31, 2022 included a $21.4 million receivable for an upfront payment associated with the Orion Agreement, which was collected in January 2023. Refer to Note 5. Alliance and Collaboration for additional information.
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

12. Goodwill and Other Intangible Assets
The changes in goodwill for the nine months ended September 30, 2023 and for the year ended December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of period	$598,853	$593,017
Goodwill acquired during the period	—	7,553
Adjustment during the period for the acquisition of Puniska Healthcare Pvt. Ltd.	—	3,075
Currency translation	(222)	(4,792)
Balance, end of period	$598,631	$598,853
As of September 30, 2023, $366.3 million, $162.8 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2022, $366.3 million, $163.1 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the year ended December 31, 2022, goodwill acquired during the period was associated with the Saol Acquisition. Refer to Note 3. Acquisition for additional information.
Intangible assets as of September 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	September 30, 2023				December 31, 2022
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.4	$1,229,662	$(678,128)	$551,534	$1,222,762	$(573,281)	$649,481
Other intangible assets	3.5	133,800	(90,658)	43,142	133,800	(77,943)	55,857
Subtotal		$1,363,462	$(768,786)	$594,676	$1,356,562	$(651,224)	$705,338
In-process research and development		387,855	—	387,855	390,755	—	390,755
Total intangible assets		$1,751,317	$(768,786)	$982,531	$1,747,317	$(651,224)	$1,096,093
Amortization expense related to intangible assets for the three months ended September 30, 2023 and 2022 was $40.6 million and $44.5 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2023 and 2022 was $122.5 million and $127.4 million, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $387.9 million of in-process research and development (“IPR&D”) intangible assets (in thousands):

Future Amortization
Remainder of 2023	$40,609
2024	164,276
2025	126,861
2026	76,542
2027	54,765
2028	32,361
Thereafter	99,262
Total	$594,676

The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually.
Intangible asset impairment charges were immaterial for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $5.8 million, respectively, of intangible asset impairment charges, which were recognized in cost of goods sold. The impairment charge for the three months ended September 30, 2022 was related to a product that is no longer expected to be sold to a key customer, and therefore the asset is not expected to be recoverable. The impairment charges for the nine months ended September 30, 2022 related to the aforementioned charge and a marketed product that experienced significant price erosion without an offsetting increase in customer demand, resulting in significantly lower than expected future margins.
Interim Goodwill and In-Process Research and Development Intangible Asset Impairment Tests
On June 30, 2023, the Company received a complete response letter (“CRL”) from the FDA regarding its new drug application (“NDA”) for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. As of June 30, 2023, the Company identified the receipt of this CRL as an indicator of impairment, performed the necessary fair value test, and concluded that the IPX203 IPR&D intangible asset was not impaired.
During October 2023, the Company met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked the Company to perform a QT study, a routine cardiac safety study that is required for new drugs. The Company considered the requirement for a QT study in its June 30, 2023 assessment, therefore, there were no indicators of impairment of the IPX203 IPR&D intangible asset as of September 30, 2023. The Company is in the process of completing this study and expects to resubmit its new drug application for IPX203 in early 2024.
Additionally, in light of the significance of IPX203 to the Specialty reporting unit, the Company performed an interim goodwill impairment test for its Specialty reporting unit, which is the same as the Company’s Specialty reportable segment, as of June 30, 2023. Based on the results of this test, the Company determined that the estimated fair value of the Specialty reporting unit exceeded its carrying value and there was no impairment of goodwill. There were no new indicators identified as of September 30, 2023.
While management believes the assumptions used in the interim impairment tests were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin, delaying launch dates, lowering the long-term growth rate, and lowering the probability of technical and regulatory success, could result in material future impairments of the Company’s IPX203 IPR&D intangible asset.

13. Other Assets

Other assets were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Interest rate swap (1)	$74,336	$85,586
Security deposits	3,573	3,523
Long-term prepaid expenses	2,401	3,711
Deferred revolving credit facility costs	2,387	2,206
Other long term assets	6,346	8,191
Total	$89,043	$103,217

(1)Refer to Note 17. Fair Value Measurements and Note 18. Financial Instruments for information about the Company’s interest rate swap.

14. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$177,400	$165,980
Accrued returns allowance (1)	129,968	145,060
Accrued compensation	52,826	54,038
Accrued Medicaid and commercial rebates (1)	90,163	86,030
Accrued royalties	27,064	19,309
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	14,665	11,386
Accrued other	55,449	46,170
Total accounts payable and accrued expenses	$557,761	$538,199
(1)Refer to Note 4. Revenue Recognition for a rollforward of the balance from December 31, 2022 to September 30, 2023.
15. Debt
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	September 30, 2023	December 31, 2022
Term Loan due May 2025	$2,543,626	$2,563,876
Rondo Term Loan due January 2025	37,500	72,000
Total debt	2,581,126	2,635,876
Less: debt issuance costs	(8,779)	(13,934)
Total debt, net of debt issuance costs	2,572,347	2,621,942
Less: current portion of long-term debt	(30,533)	(29,961)
Total long-term debt, net	$2,541,814	$2,591,981
There have been no material changes in the Company’s long-term debt since December 31, 2022, except as disclosed below. Refer to Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
In January 2023, the Company borrowed $80.0 million under the New Revolving Credit Facility to fund an $83.9 million payment related to the Opana ER® antitrust litigation settlement agreements (refer to Note 19. Commitments and Contingencies). During the three and nine months ended September 30, 2023, the Company repaid $30.0 million and $70.0 million, respectively, of its borrowings on the New Revolving Credit Facility from cash on hand. As of September 30, 2023, the Company had $70.0 million in borrowings and $275.9 million of available capacity under the New Revolving Credit Facility.
On September 21, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility (the “Amended Rondo Revolving Credit Facility”) that, among other things, (i) increased the aggregate revolving commitment from $30.0 million to $70.0 million, and (ii) increased the letter of credit commitment from $10.0 million to $60.0 million. The Amended Rondo Revolving Credit Facility bears a variable annual interest rate, which did not change as a result of this amendment, of one-month adjusted term secured overnight financing rate (“SOFR”), subject to a floor of 0.1% plus 2.25%. The Amended Rondo Revolving Credit Facility matures on January 31, 2025.
During the three and nine months ended September 30, 2023, the Company borrowed $10.0 million and $30.0 million, respectively, under the Amended Rondo Revolving Credit Facility for working capital purposes. The Company repaid $24.0 million of its borrowings on the Amended Rondo Revolving Credit Facility during the three months ended September 30, 2023 from cash on hand.
On September 26, 2023, Rondo entered into a standby letter of credit guarantee arrangement under the Amended Rondo Revolving Credit Facility in the amount of $42.0 million for purposes of securing inventory from a certain supplier. As of

September 30, 2023, the Company had outstanding borrowings of $6.0 million and outstanding letters of credit of $42.0 million under the Amended Rondo Revolving Credit Facility and unused borrowing capacity of $22.0 million.
During the three and nine months ended September 30, 2023, the Company repaid $2.2 million and $34.5 million, respectively, of principal outstanding on the Rondo Term Loan, of which $27.8 million was prepaid as of September 30, 2023.
Reference Rate Reform
On May 31, 2023, the Company executed an amendment to the Term Loan (the “Amended Term Loan”), which changed the variable reference rate from the London interbank offered rate (“LIBOR”) to the one-month adjusted term SOFR, subject to a floor of (0.11448%) plus 3.5%.
The Company also executed an amendment to the related interest rate swap (the “Amended Swap”) that: (i) set a new fixed rate equal to 1.366%, (ii) changed the referenced floating rate from LIBOR to the one-month SOFR and (iii) established a floating rate floor of (0.11448%). After adopting ASC 848, Reference Rate Reform and electing certain applicable practical expedients, the Company determined that the amendments do not modify its existing accounting conclusions. As a result, the Company determined that the hedging relationship between the Amended Swap and the Amended Term Loan remained highly effective.
On April 20, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility, which changed the variable reference rate in the Rondo Term Loan from LIBOR to the one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.25%.
The amendments to the term loans and swap agreement did not have a material impact on the Company’s consolidated financial statements as of September 30, 2023 or for the three and nine months then ended.

16. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Uncertain tax positions	$483	$563
Long-term portion of liabilities for legal matters (1)	486	49,442
Long-term compensation	22,610	16,737
Contingent consideration (2)	11,800	11,997
Other long-term liabilities	6,009	8,729
Total other long-term liabilities	$41,388	$87,468
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurement Based on
September 30, 2023	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$74,336	$—	$74,336	$—
Liabilities
Deferred compensation plan liabilities (2)	$8,727	$—	$8,727	$—
Contingent consideration liabilities (3)	$14,640	$—	$—	$14,640

December 31, 2022
Assets
Interest rate swap (1)	$85,586	$—	$85,586	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,674	$—	$9,674	$—
Contingent consideration liability (3)	$15,427	$—	$—	$15,427
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
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. As of September 30, 2023 and December 31, 2022, the contingent consideration liability associated with the Saol Acquisition included $0.8 million and $0.1 million, respectively, recorded in accounts payable and accrued expenses and $11.8 million and $12.0 million, respectively, recorded in other-longer term liabilities. As of September 30, 2023 and December 31, 2022, the contingent consideration liability associated with the acquisition of Kashiv Specialty Pharmaceuticals, LLC (“KSP”) was valued at approximately $2.0 million and $3.3 million, respectively, and recorded within related party payables - long term.
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2023.

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

There were no contingent royalty payments for the nine months ended September 30, 2023.

The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30, 2023
Balance, beginning of period	$15,427
Change in fair value during the period	(787)
Balance, end of period	$14,640

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

The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s material contingent consideration liabilities as of September 30, 2023:

Contingent Consideration Liability	Fair Value as of September 30, 2023 (in thousands)	Unobservable input	Range			Weighted Average(1)
Royalties (Saol Acquisition)	$12,600	Discount rate	17.0%	-	17.0%	17.0%
		Projected year of payment	2023	-	2033	2027

(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The Term Loan, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan at September 30, 2023 was approximately $2.5 billion as compared to approximately $2.3 billion at December 31, 2022.
The Rondo Term Loan, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at September 30, 2023 and December 31, 2022 was $37.3 million and $70.9 million, respectively.
The Sellers Notes, as defined in Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K, are in the Level 2 category within the fair value level hierarchy. The fair value of the Sellers Notes at September 30, 2023 and December 31, 2022 was $40.8 million and $39.1 million, respectively.
Refer to Note 16. Debt in the Company’s 2022 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the nine months ended September 30, 2023 and 2022.
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
Interest Rate Derivative – Cash Flow Hedge
The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with the Term Loan. On May 31, 2023, the Company executed the Amended Swap Agreement that, among other things, changed the variable reference rate from LIBOR to the one-month SOFR (refer to Note 15. Debt).
As of September 30, 2023, the total gain, net of income taxes, related to the Company’s cash flow hedge was $74.3 million, of which $37.1 million was recognized in accumulated other comprehensive income and $37.2 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other assets	$74,336	Other assets	$85,586
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
For the three months ended September 30, 2023, credit related to legal matters, net of $2.6 million primarily related to a $5.5 million gain from the settlement of patent infringement matters, partially offset by a $3.0 million charge for the settlement of a customer claim. For the three months ended September 30, 2022, charges related to legal matters, net, were immaterial. For the nine months ended September 30, 2023, credit related to legal matters, net was $1.0 million, primarily comprised of $10.0 million from the settlement of patent infringement matters, partially offset by $4.1 million in charges associated with prescription opioid litigation, a $3.0 million charge for the settlement of a customer claim, and a $1.9 million charge for the settlement of a stockholder derivative lawsuit. For the nine months ended September 30, 2022, charges related to legal matters, net was $249.8 million, primarily comprised of a charge associated with Opana® ER antitrust litigation of $262.8 million , net of insurance recoveries associated with a securities class action settled during 2022.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	September 30, 2023	December 31, 2022
Opana ER® antitrust litigation	$50,000	$83,944
Opana ER® antitrust litigation-accrued interest	1,968	1,423
Opana ER® antitrust litigation-imputed interest	(398)	—
Civil prescription opioid litigation	21,222	17,993
Other	4,036	4,123
Current portion of liabilities for legal matters	$76,828	$107,483

Opana ER® antitrust litigation	$—	$50,000
Opana ER ® antitrust litigation-accrued interest	—	847
Opana ER ® antitrust litigation-imputed interest	—	(1,405)
Prescription Opioid Litigation	486	—
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$486	$49,442
Refer to the respective discussions below for additional information about the significant matters in the tables above.

Refer to Note 21. Commitments and Contingencies in our Annual Report on Form 10-K for a general discussion of Medicaid Reimbursement and Price Reporting Matters and Patent Litigation.
Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On July 12, 2019, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”) concerning an August 2017 settlement agreement between Impax Laboratories, Inc. (“Impax”) and Endo Pharmaceuticals Inc. (“Endo”), which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the U.S. District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, which the District Court granted on March 24, 2022. The FTC appealed the District Court’s decision in May 2022. The D.C. Circuit Court of Appeals affirmed the District Court’s dismissal on August 25, 2023. If the FTC petitions the U.S. Supreme Court for review, the Company believes it has strong defenses to the FTC’s allegations and intends to continue to vigorously defend the action, however, no assurance can be given as to the timing or outcome of the litigation.
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

Impax subsequently entered into settlement agreements with all of the Plaintiffs that were subsequently approved by the court. Pursuant to the settlement agreements, the Company agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all of the plaintiffs’ claims. The cumulative amount of payments made by the Company pursuant to the settlement agreements was $215.0 million as of September 30, 2023, of which $83.9 million was paid during January 2023, primarily using borrowings under the New Revolving Credit Facility (refer to Note 15. Debt). As of September 30, 2023, the liability for the remaining settlement payment of $50.0 million and 3% stated interest thereon was included in the current portion of liabilities for legal matters. The remaining imputed interest of $0.4 million as of September 30, 2023 will be recognized to interest expense during the final payment period. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries. Upon court approval of the final settlement agreements as discussed above, substantially all the claims and lawsuits in the litigation were resolved.
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

On May 15, 2023, Amneal received a CID from the Civil Division requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only” after the reference listed drug’s label was converted to over-the-counter. The Company is cooperating with the Civil Division’s investigation and is currently producing documents responsive to the CID. The Civil Division has not made any claim or demand for damages. However, no assurance can be given as to the timing or outcome of the investigation
In Re Generic Pharmaceuticals Pricing Antitrust Litigation

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
Both the May 10, 2019 and June 10, 2020 lawsuits have been incorporated into MDL No. 2724, and the June 10, 2020 lawsuit has been selected for bellwether status. The States of Alabama, Hawaii and Arkansas, and the Territory of Guam voluntarily dismissed all of their claims in the two actions against all defendants, including the Company. American Samoa voluntarily dismissed its claims in the May 10, 2019 action and was not named as a plaintiff in the June 10, 2020 action. On February 27, 2023, the Court addressed defendants’ motions to dismiss the bellwether action filed on June 10, 2020, holding that the states may not pursue certain federal remedies, and otherwise denying Amneal’s joint and individual motion to dismiss.
Fact and document discovery in MDL No. 2724 are proceeding. No trial date has been set.
On July 1, 2023, 152 hospital systems, health care centers, and retail pharmacies filed a complaint in the United States District Court for the Northern District of California against manufacturers of generic drugs, including Impax and the Company. On September 15, 2023, this lawsuit was transferred to the MDL.
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
Civil Prescription Opioid Litigation
The Company and certain of its affiliates are named as defendants in over 900 cases filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include county and municipal governments, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors, and retail pharmacies as defendants, and there have been numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors, and retail pharmacies in which the Company and its affiliates are not named. Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). The Company is also named in various state court cases pending in seven states. No firm trial dates have been set except in Alabama (August 12, 2024 (Mobile County Board of Health)) and Texas (September 20, 2024 (Dallas County) and September 30, 2024 (Bexar County)).
The Company reached a settlement agreement with the New Mexico Attorney General to resolve its claims against the Company, which was finalized on April 24, 2023. A Consent Judgment dismissing the case was entered on May 15, 2023.

The Company reached a settlement agreement to resolve all pending litigation brought by West Virginia political subdivisions, which was signed on May 25, 2023. The two neonatal abstinence syndrome cases in West Virginia state court were dismissed on May 31, 2023 and were subsequently appealed by the plaintiffs. These appeals remain pending. The hospital cases pending in West Virginia state court were dismissed on May 2, 2023.

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

Based on the settlement agreements with the states of New Mexico and West Virginia and an assessment of the information available, the Company recorded an $18.0 million charge for the year ended December 31, 2022, related to the majority of the MDL and state court cases. Based on an increase in the number of political subdivision cases and the preliminary settlement with the Alabama Hospitals, the Company recorded charges of $4.0 million for the nine months ended September 30, 2023. For the remaining cases, primarily brought by other hospitals, pension funds, third-party payors and individuals, the Company has not recorded a liability as of September 30, 2023 and December 31, 2022, because it concluded that a loss was not probable and estimable.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal New York received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through May 15, 2024. It is not possible to determine the exact outcome of these investigations.

On March 14, 2019, Amneal received a subpoena from an Assistant U.S. Attorney for the Southern District of Florida (the “AUSA”). The subpoena requested information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company intends to cooperate with the AUSA regarding the subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact outcome of this investigation.

Ranitidine Litigation

The Company and its affiliates were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers, including the Company and its affiliates, without leave to file further amended complaints, holding all claims were preempted. Plaintiffs appealed the MDL Court’s dismissals to the 11th Circuit Court of Appeals. On November 7, 2022, the 11th Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The 11th Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments. During September 2023, the 11th Circuit and the MDL Court addressed procedural issues relating to those finality questions that should position the appeals of those other cases to be heard by the 11th Circuit on all of the MDL Court’s grounds for dismissal.

The Company and its affiliates have also been named as defendants in various state lawsuits in four states in which the Company has already filed motions to dismiss or plans to file motions to dismiss in the future. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all the Illinois cases in which the Company and affiliates had been named, holding all the claims preempted. There are no trial dates involving the Company or its affiliates in any of the state court cases.
Metformin Litigation

Amneal and AvKARE, Inc. were named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey, consolidated as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). The lawsuits allege economic loss in connection with their purchase or reimbursements due to the alleged contamination of generic metformin products with NDMA. Plaintiffs have voluntarily dismissed their claims seeking medical monitoring or evaluation due to their consummation of allegedly contaminated metformin. The parties are currently engaged in discovery.

On March 29, 2021, a plaintiff filed a complaint in the United States District Court for the Middle District of Alabama asserting claims against manufacturers of Valsartan, Losartan, and Metformin based on the alleged presence of nitrosamines in those products. The only allegations against the Company concern Metformin (Davis v. Camber Pharmaceuticals, Inc., et al., C.A. No. 2:21-00254 (M.D. Ala.) (the “Davis Action”)). On May 5, 2021, the United States Judicial Panel on Multidistrict Litigation transferred the Davis Action into the In re: Valsartan, Losartan, and Irbesartan Products Liability Litigation multi-district litigation for pretrial proceedings.

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

In a separate action in California state court filed by Aetna Inc., another opt-out plaintiff, the court held that it lacks jurisdiction over several defendants, including Amneal, on December 27, 2022, and later issued an order dismissing Amneal without prejudice. On January 27, 2023, Aetna filed an amended complaint identifying several parties, including Amneal, as alleged non-party co-conspirators. On August 25, 2023, Aetna filed a motion seeking leave to file a second amended complaint adding Amneal as a defendant.

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® in order to maintain higher prices, in violation of the antitrust laws. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 former absent class members as plaintiffs, which the Court subsequently granted. Plaintiffs’ second amended complaint did not add any new legal theories or allegations. On April 14, 2023, the Court entered a scheduling order requiring the new plaintiffs to provide discovery on their claims by May 1, 2023, and setting a 22-day jury trial to begin on September 5, 2023. On September 5, 2023, Amneal entered into a $3.0 million settlement agreement with plaintiffs, pursuant to which plaintiffs dismissed with prejudice all claims against Amneal.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal Pharmaceuticals, Inc. stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company was named as a nominal defendant. For additional details of the claim, refer to Note 21. Commitments and Contingencies of our 2022 Annual Report on Form 10-K. On May 2, 2023, the parties entered into a final settlement agreement, which was approved by the Court of Chancery on July 27, 2023. Pursuant to the settlement, the Company has agreed to amend the January 11, 2021 Membership Interest Purchase Agreement with Kashiv to reduce certain royalties on future sales payable by Kashiv, adopt certain governance changes, and pay to plaintiffs’ counsel a court-ordered attorneys’ fees and expense award in an amount of $1.9 million. The Court of Chancery approved the final settlement agreement on July 27, 2023.

Indian Tax Authority Matters

Amneal Pharmaceuticals Pvt. Ltd., RAKS Pharmaceuticals Pvt. Ltd., and Puniska Healthcare Pvt. Ltd. (“Puniska”), which are subsidiaries of the Company, are currently involved in litigations with Indian tax authorities concerning Central Excise Tax, Service Tax, Goods & Services Tax, and Value Added Tax for various periods of time between 2014 and 2017. These subsidiaries have contested certain of these assessments, which are at various stages of the administrative process. The Company strongly believes its Indian subsidiaries have meritorious defenses in the matter.
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
Under the terms of Amneal’s previous limited liability company agreement, as amended, Amneal was obligated to make tax distributions to its members. During the three and nine months ended September 30, 2023, the Company recorded net tax distributions of $10.64 million and $58.65 million, respectively, as a reduction of non-controlling interests. During the three and nine months ended September 30, 2022, the Company recorded net tax distributions of $2.48 million and $9.81 million, respectively, as a reduction of non-controlling interests. In connection with the Reorganization, Amneal amended and restated its limited liability company agreement to remove the obligation for Amneal to make tax distributions to its members.
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

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and nine months ended September 30, 2023, the Company recorded tax distributions of $4.46 million and $10.29 million as a reduction of redeemable non-controlling interests, respectively. For the three and nine months ended September 30, 2022, the Company recorded tax distributions of $0.73 million and $3.32 million as a reduction of redeemable non-controlling interests, respectively.
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
Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2021	$(18,845)	$(5,982)	$(24,827)
Other comprehensive loss before reclassification	(13,394)	48,270	34,876
Reallocation of ownership interests	(143)	33	(110)
Balance December 31, 2022	(32,382)	42,321	9,939
Other comprehensive loss before reclassification	(525)	(5,621)	(6,146)
Reallocation of ownership interests	(300)	380	80
Balance September 30, 2023	$(33,207)	$37,080	$3,873
Refer to Note 22. Stockholders’ Equity in the Company’s 2022 Annual Report on Form 10-K for additional information.

21. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and nine months ended September 30, 2023, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2022 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2023	2022	2023	2022
Kashiv Biosciences LLC
Parking space lease	Research and development	$25	$25	$75	$75
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim	Selling, general and administrative	$—	$—	$—	$5,000
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$(75)	$104	$(25)	$1,827
License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim	Intangible asset	$—	$—	$—	$15,000
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko)	Cost of goods sold	$844	$—	$988	$—
Storage agreement	Research and development	$(18)	$—	$(100)	$—
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko)	Inventory and cost of goods sold	$90	$—	$590	$—
Generic development supply agreement - research and development material	Research and development	$(2,209)	$—	$(2,209)	$—
Generic development supply agreement - development activity deferred income	Deferred revenue	$(246)	$—	$(246)	$—

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$526	$1,750	$1,578
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$314	$305	$933	$906
PharmaSophia, LLC - research and development services income	Research and development	$—	$(15)	$—	$(45)
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,528	$800	$11,095	$2,222
Tracy Properties LLC - operating lease	Selling, general and administrative	$258	$155	$521	$426
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$2,588	$1,340	$5,132	$3,992
AvPROP, LLC - operating lease	Selling, general and administrative	$44	$46	$134	$136
Avtar Investments, LLC - consulting services	Research and development	$70	$47	$267	$216
TPG Operations, LLC - consulting services	Selling, general and administrative	$—	$—	$—	$19
Alkermes	Inventory and cost of goods sold	$232	$64	$322	$171
R&S Solutions - logistics services	Selling, general and administrative	$46	$26	$86	$65
Members - tax receivable agreement (TRA liability)	Other expense	$677	$—	$1,908	$—

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	September 30, 2023	December 31, 2022
Sellers of AvKARE LLC and R&S - state tax indemnification	$—	$486
Kashiv - various agreements	1,472	12
Asana BioSciences, LLC	—	2
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	106	—
AzaTech Pharma	25	—
Related party receivables - short term	$1,603	$500

Kashiv - various agreements	$25	$110
Apace Packaging, LLC - packaging agreement	920	756
AzaTech Pharma LLC - supply agreement	1,351	863
Avtar Investments LLC - consulting services	62	72
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	442	442
Members - tax receivable agreement	630	201
R&S Solutions LLC - logistics services	6	7
Alkermes Plc	64	28
Related party payables - short term	$3,500	$2,479

Kashiv - contingent consideration (1)	$2,040	$3,290
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	7,586	5,929
Members - tax receivable agreement	1,908	430
Related party payables - long term	$11,534	$9,649
(1)     The contingent consideration liability was associated with the acquisition of KSP. Refer to Note 17. Fair Value Measurements for additional information.
TPG Capital
TPG is a significant stockholder of the Company. A Managing Director of TPG is an observer of the Company’s Board. TPG Capital BD, LLC (“TPG Capital”) has been providing the Company with advice and assistance with respect to the planned refinancing or replacement of certain indebtedness of the Company and will receive a customary fee, in an amount to be negotiated. For the three and nine months ended September 30, 2023, the Company did not incur any costs related to services provided by TPG Capital.
Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. On August 11, 2023, the Company and Fosun amended the license and supply agreement to, among other things, (i) increase the products in the agreement from eight to ten, (ii) eliminate the first commercial sales milestone of $0.3 million for each product, and (iii) decrease profit share percentage applicable to all products. Refer to Note 24. Related Party Transactions in the Company’s 2022 Annual Report on Form 10-K for additional information.
Kashiv Biosciences
Refer to Note 3. Acquisitions and Note 24. Related Party Transactions in the Company’s 2022 Annual Report on Form 10-K for information on the Company’s agreements with Kashiv. Refer to Note 19. Commitments and Contingencies in this Form 10-Q for information on an amendment to the Membership Interest Purchase Agreement with Kashiv resulting from the settlement of litigation.

PharmaSophia, LLC
Refer to Note 24. Related Party Transactions in the Company’s 2022 Annual Report on Form 10-K for information on the Company’s agreements with PharmaSophia LLC and Nava Pharma, LLC (“Nava”). On August 28, 2023, Amneal and Nava terminated the subcontract research and development services agreement by mutual consent.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$390,857	$97,304	$131,879	$—	$620,040
Cost of goods sold	236,268	45,551	105,690	—	387,509
Gross profit	154,589	51,753	26,189	—	232,531
Selling, general and administrative	33,538	22,756	14,313	42,399	113,006
Research and development	35,103	6,272	—	—	41,375
Intellectual property legal development expenses	815	71	—	—	886
Restructuring and other charges	112	931	—	—	1,043
Change in fair value of contingent consideration	—	3,120	—	—	3,120
Credit related to legal matters, net	(2,500)	—	—	(120)	(2,620)
Other operating expense	73	—	—	—	73
Operating income (loss)	$87,448	$18,603	$11,876	$(42,279)	$75,648

Nine Months Ended September 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,108,364	$285,976	$382,286	$—	$1,776,626
Cost of goods sold	692,008	135,254	318,626	—	1,145,888
Gross profit	416,356	150,722	63,660	—	630,738
Selling, general and administrative	89,178	67,894	41,268	122,332	320,672
Research and development	98,570	19,294	—	—	117,864
Intellectual property legal development expenses	3,240	110	—	—	3,350
Restructuring and other charges	211	1,013	—	411	1,635
Change in fair value of contingent consideration	—	(787)	—	—	(787)
(Credit) charges related to legal matters, net	(2,927)	—	—	1,888	(1,039)
Other operating income	(1,138)	—	—	—	(1,138)
Operating income (loss)	$229,222	$63,198	$22,392	$(124,631)	$190,181

Three Months Ended September 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$350,266	$89,484	$105,807	$—	$545,557
Cost of goods sold	218,671	43,719	88,937	—	351,327
Gross profit	131,595	45,765	16,870	—	194,230
Selling, general and administrative	30,259	22,201	13,216	34,395	100,071
Research and development	41,987	8,248	—	—	50,235
Intellectual property legal development expenses	1,369	42	—	—	1,411
Acquisition, transaction-related and integration expenses	16	15	—	8	39
Restructuring and other charges	507	—	—	74	581
Change in fair value of contingent consideration	—	(1,425)	—	—	(1,425)
Charges related to legal matters, net	285	—	—	—	285
Other operating income	(1,320)	—	—	—	(1,320)
Operating income (loss)	$58,492	$16,684	$3,654	$(34,477)	$44,353

Nine Months Ended September 30, 2022	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,032,908	$271,571	$298,066	$—	$1,602,545
Cost of goods sold	646,236	130,363	256,626	—	1,033,225
Gross profit	386,672	141,208	41,440	—	569,320
Selling, general and administrative	84,410	69,772	39,361	103,999	297,542
Research and development	129,382	24,399	—	—	153,781
Intellectual property legal development expenses	2,919	77	—	—	2,996
Acquisition, transaction-related and integration expenses	24	47	—	643	714
Restructuring and other charges	713	—	—	599	1,312
Change in fair value of contingent consideration	—	(1,495)	—	—	(1,495)
Insurance recoveries for property losses and associated expenses	(1,911)	—	—	—	(1,911)
Charges related to legal matters, net	2,442	—	—	247,394	249,836
Other operating income	(2,495)	—	—	—	(2,495)
Operating income (loss)	$171,188	$48,408	$2,079	$(352,635)	$(130,960)
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

24. Subsequent Events
Up-C Corporate Structure Elimination
On October 17, 2023, the Company, Amneal and a representative of the Amneal Group, executed a binding term sheet (the “Term Sheet”) pursuant to which the Company and Amneal have agreed to reorganize and simplify the Company’s corporate structure by eliminating the Company’s umbrella partnership-C-corporation (“Up-C”) structure and converting to a more traditional structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”).
On November 7, 2023, the Company implemented the Reorganization. Following the implementation, Amneal Pharmaceuticals, Inc. (“Old PubCo”) became a wholly owned subsidiary of a new holding company, Amneal NewCo Inc. (“New PubCo”), which replaced Old PubCo as the public company trading on the New York Stock Exchange under Old PubCo’s ticker symbol “AMRX.” In addition, New PubCo changed its name to “Amneal Pharmaceuticals, Inc.” and Old PubCo changed its name to “Amneal Intermediate Inc.” In connection with the Reorganization, holders of shares of class A common stock, par value $0.01 per share, of Old PubCo (“Old PubCo Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of class A common stock, par value $0.01 per share, of New PubCo that have the same voting and economic rights as Old PubCo Class A Common Stock. Additionally, holders of shares of class B common stock, par value $0.01 per share, of Old PubCo (“Old PubCo Class B Common Stock”), ceased to hold such shares and received an equivalent number of shares of class A common stock, par value $0.01 per share, of New PubCo that have the same voting and economic rights as Old PubCo Class A Common Stock. All outstanding shares of OldPubCo Class B Common Stock were surrendered and canceled. Accordingly, upon consummation of the Reorganization, Old PubCo stockholders automatically became stockholders of New PubCo, on a one-for-one basis, with the same number and ownership percentage of shares they held in Old PubCo immediately prior to the effective time of the Reorganization.
Additionally, the parties have agreed to reduce the Company’s future obligation to pay 85% of the tax benefits subject to the TRA (as described in Note 7. Income Taxes) to 75% of such tax benefits. The Reorganization will not cause the acceleration of payments under the TRA.
Rondo Term Loan and Amended Rondo Revolving Credit Facility Payments
During October 2023, the Company prepaid $20.0 million of principal outstanding on the Rondo Term Loan from cash on hand and repaid $6.0 million of borrowings from the Amended Rondo Revolving Credit Facility from cash on hand.
Mabxience License Agreement
On October 12, 2023, the Company announced that it entered into a licensing and supply agreement with Mabxience S.L. to be the exclusive U.S. partner for two indications of denosumab, biosimilars referencing Prolia® and XGEVA®. Upon execution, the Company paid $2.5 million to Mabxcience, which will be recorded as research and development expense during the three months ended December 31, 2023. In addition, the agreement provides for potential future milestone payments to Mabxience of up to $71.5 million, as follows: (i) up to $9.0 million relating to clinical and developmental milestones; (ii) up to $15.0 million for regulatory approval and initial commercial launch milestones; and (iii) up to $47.5 million for the achievement of annual commercial milestones.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including complex generics and specialty branded pharmaceuticals. We operate principally in the United States (the “U.S.”), India, and Ireland, and sell to wholesalers, distributors, hospitals, chain pharmacies and individual pharmacies, either directly or indirectly. Prior to the Reorganization (as defined herein) and during the period covered by this report, we were a holding company, whose principal assets were common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”).

As of September 30, 2023, the Company held 50.4% of Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company, held the remaining 49.6%. The Company is Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company has historically consolidated the financial statements of Amneal and its subsidiaries. The Company recorded non-controlling interests for the portion of Amneal’s economic interests that it does not hold. For further information regarding the Reorganization, refer to “Note 24. Subsequent Events — Up-C Corporate Structure Elimination”.
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
The following discussion and analysis for the three and nine months ended September 30, 2023 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
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
On June 30, 2023, we received a complete response letter (“CRL”) from the Food and Drug Administration (“FDA”) regarding our new drug application for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. During October 2023, we met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked us to complete a QT study, a routine cardiac safety study that is required for new drugs. We are in the process of completing this study and expect to resubmit our new drug application for IPX203 in early 2024.
Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent such development and commercialization. Our future results of operations will depend, to a significant extent, upon our ability to successfully commercialize new products, including IPX203. Failure to successfully commercialize IPX203 in a timely manner could negatively impact our future growth and could result in material impairment charges associated with our IPX203 in-process research and development intangible asset and our Specialty segment’s goodwill. Refer to the information under the heading “If we are unable to successfully develop or commercial new products, our operating results will suffer.” in the Operational and Competitive Risks section of Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K for additional information associated with the risk related to FDA approval of IPX203. Refer to Note 12. Goodwill and Other Intangible Assets in this Form 10-Q for a discussion of interim impairment testing.
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

Results of Operations
Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$620,040	$545,557	$74,483	13.7%
Cost of goods sold	387,509	351,327	36,182	10.3%
Gross profit	232,531	194,230	38,301	19.7%
Selling, general and administrative	113,006	100,071	12,935	12.9%
Research and development	41,375	50,235	(8,860)	(17.6)%
Intellectual property legal development expenses	886	1,411	(525)	(37.2)%
Acquisition, transaction-related and integration expenses	—	39	(39)	(100.0)%
Restructuring and other charges	1,043	581	462	79.5%
Change in fair value of contingent consideration	3,120	(1,425)	4,545	nm
(Credit) charges related to legal matters, net	(2,620)	285	(2,905)	nm
Other operating expense (income)	73	(1,320)	1,393	(105.5)%
Operating income	75,648	44,353	31,295	70.6%
Total other expense, net	(52,691)	(42,173)	(10,518)	24.9%
Income before income taxes	22,957	2,180	20,777	nm
(Benefit from) provision for income taxes	(2,076)	4,570	(6,646)	nm
Net income (loss)	$25,033	$(2,390)	$27,423	nm
nm - not meaningful
Net Revenue

Net revenue for the three months ended September 30, 2023 increased 13.7% from the prior year period primarily due to:

•Growth in our Generics segment of $40.6 million, primarily due to new generics products launched in 2023 and 2022, which includes biosimilars that contributed $25.0 million and new generic products that contributed $15.0 million, and strong volume growth, partially offset by continued price erosion.

•Growth in our AvKARE segment of $26.1 million, due to growth in our distribution and government label channels driven by new product introductions.

•Growth in our Specialty segment of $7.8 million driven by growth in Unithroid® of 31.9%, partially offset by a 5.2% decline in Rytary® driven by Medicare rebates associated with the Inflation Reduction Act of approximately $5.5 million. Excluding these rebates, Rytary® net revenue grew 6.5%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 10.3% for the three months ended September 30, 2023 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased volume across our Generics and AvKARE segments, increased inventory provision and product mix.

Gross profit as a percentage of net revenue increased to 37.5% for the three months ended September 30, 2023 from 35.6% in the prior year period primarily as a result of the factors noted above.

Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2023 increased 12.9% from the prior year period primarily due to increases in employee compensation, higher legal fees and increased promotional spending.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2023 decreased 17.6% compared to the prior year period primarily due to lower project spend of $4.8 million partially resulting from timing of regulatory filing fees, a decrease in in-licensing and upfront milestone payments of $1.5 million and operating efficiencies in our infrastructure.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $4.5 million increase in the change in fair value of contingent consideration for the three months ended September 30, 2023 as compared to the prior year period was primarily driven by a decrease in the cost of debt in the current period and revision of forecasted revenues.
(Credit) Charges Related to Legal Matters, Net
For the three months ended September 30, 2023, credit related to legal matters, net of $2.6 million primarily related to a $5.5 million gain from the settlement of patent infringement matters, partially offset by a $3.0 million charge for the settlement of a customer claim. For the three months ended September 30, 2022, charges related to legal matters, net, were immaterial. Refer to Note 19. Commitments and Contingencies for additional information.
Total Other Expense, Net
Total other expense, net for the three months ended September 30, 2023 increased 24.9% compared to the prior year period. This increase was primarily driven by an $8.5 million increase in interest expense as a result of higher rates on our variable-rate debt and increased amounts outstanding on our revolving credit facilities.
(Benefit From) Provision For Income Taxes
For the three months ended September 30, 2023, the Company’s benefit from income taxes and effective tax rate were $2.1 million and (9.0)%. respectively, as compared to a provision for income taxes and effective tax rate of $4.6 million and 209.6%, respectively, for the three months ended September 30, 2022. The period-over-period change in the (benefit from) provision for income taxes was primarily related to changes in the jurisdictional mix of income and a discrete Indian tax benefit of approximately $2.9 million from the utilization of a loss carryforward after the completion of a merger of certain of our subsidiaries in India during the three months ended September 30, 2023.

Generics
The following table sets forth results of operations for our Generics segment for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$390,857	$350,266	$40,591	11.6%
Cost of goods sold	236,268	218,671	17,597	8.0%
Gross profit	154,589	131,595	22,994	17.5%
Selling, general and administrative	33,538	30,259	3,279	10.8%
Research and development	35,103	41,987	(6,884)	(16.4)%
Intellectual property legal development expenses	815	1,369	(554)	(40.5)%
Acquisition, transaction-related and integration expenses	—	16	(16)	(100.0)%
Restructuring and other charges	112	507	(395)	(77.9)%
(Credit) Charges related to legal matters, net	(2,500)	285	(2,785)	nm
Other operating expense (income)	73	(1,320)	1,393	nm
Operating income	$87,448	$58,492	$28,956	49.5%
nm - not meaningful
Net Revenue
Generics net revenue for the three months ended September 30, 2023 increased 11.6% compared to the prior year period. Growth in our Generics segment of $40.6 million was primarily due to new generics products launched in 2023 and 2022, which includes biosimilars that contributed $25.0 million and new generic products that contributed $15.0 million, and strong volume growth, partially offset by continued price erosion.

Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended September 30, 2023 increased 8.0% compared to the prior year period primarily due to costs associated with increased sales volume, including the launch of biosimilars, and an increased inventory provision.

Generics gross profit as a percentage of net revenue increased to 39.6% for the three months ended September 30, 2023 from 37.6% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended September 30, 2023 increased 10.8% compared to the prior year period primarily due to an increase in employee compensation, including the biosimilar sales force.
Research and Development
Generics R&D expenses for the three months ended September 30, 2023 decreased 16.4% compared to the prior year period primarily due to a decrease in project spend of $3.2 million partially due to the timing of regulatory filing fees and operating efficiencies in our infrastructure.
(Credit) Charges Related to Legal Matters, Net
For the three months ended September 30, 2023, credit related to legal matters, net of $2.5 million primarily related to a $5.5 million gain from the settlement of patent infringement matters, partially offset by a $3.0 million charge for the settlement of a customer claim. Charges related to legal matters, net for the three months ended September 30, 2022 were immaterial. Refer to Note 19. Commitments and Contingencies for additional information.

Other operating expense (income)
Other operating income for the three months ended September 30, 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$97,304	$89,484	$7,820	8.7%
Cost of goods sold	45,551	43,719	1,832	4.2%
Gross profit	51,753	45,765	5,988	13.1%
Selling, general and administrative	22,756	22,201	555	2.5%
Research and development	6,272	8,248	(1,976)	(24.0)%
Intellectual property legal development expenses	71	42	29	69.0%
Acquisition, transaction-related and integration expenses	—	15	(15)	(100.0)%
Restructuring and other charges	931	—	931	nm
Change in fair value of contingent consideration	3,120	(1,425)	4,545	nm
Operating income	$18,603	$16,684	$1,919	11.5%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended September 30, 2023 increased 8.7% compared to the prior year period. Growth in our Specialty segment of $7.8 million was primarily driven by growth in Unithroid® of 31.9%, partially offset by a 5.2% decline in Rytary® driven by Medicare rebates associated with the Inflation Reduction Act of approximately $5.5 million. Excluding these rebates, Rytary® net revenue grew 6.5%.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended September 30, 2023 increased 4.2% compared to the prior year period. Specialty gross profit as a percentage of net revenue increased to 53.2% for the three months ended September 30, 2023 from 51.1% in the prior year period, primarily due to favorable product mix.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended September 30, 2023 increased 2.5% compared to the prior year period primarily due to an increase in third party marketing spend and sales force expenses for our promoted products.
Research and Development
Specialty R&D expenses for the three months ended September 30, 2023 decreased 24.0% compared to the prior year period primarily due to reduced project spend and a decrease in in-licensing and upfront milestone charges of $2.0 million.
Change in Fair Value of Contingent Consideration
Refer to Note 17. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $4.5 million increase in the change in fair value of contingent consideration for the three months ended September 30, 2023 as compared to the prior year period was primarily driven by a decrease in the cost of debt and an increase in forecasted revenues in the current year period.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$131,879	$105,807	$26,072	24.6%
Cost of goods sold	105,690	88,937	16,753	18.8%
Gross profit	26,189	16,870	9,319	55.2%
Selling, general and administrative	14,313	13,216	1,097	8.3%
Operating income	$11,876	$3,654	$8,222	225.0%
Net Revenue

AvKARE net revenue for the three months ended September 30, 2023 increased 24.6% as compared to the prior year period primarily due to growth in our distribution and government channels driven by new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended September 30, 2023 increased 18.8% as compared to the prior year period, and gross profit as a percentage of net revenue increased to 19.9% for the three months ended September 30, 2023 from 15.9% in the prior year period primarily due to the increase in sales through our higher margin government channel including higher margin new product introductions.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended September 30, 2023 increased 8.3% as compared to the prior year period primarily due to higher employee compensation.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$1,776,626	$1,602,545	$174,081	10.9%
Cost of goods sold	1,145,888	1,033,225	112,663	10.9%
Gross profit	630,738	569,320	61,418	10.8%
Selling, general and administrative	320,672	297,542	23,130	7.8%
Research and development	117,864	153,781	(35,917)	(23.4)%
Intellectual property legal development expenses	3,350	2,996	354	11.8%
Acquisition, transaction-related and integration expenses	—	714	(714)	(100.0)%
Restructuring and other charges	1,635	1,312	323	24.6%
Change in fair value of contingent consideration	(787)	(1,495)	708	(47.4)%
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
(Credit) charges related to legal matters, net	(1,039)	249,836	(250,875)	nm
Other operating income	(1,138)	(2,495)	1,357	(54.4)%
Operating income (loss)	190,181	(130,960)	321,141	nm
Total other expense, net	(146,990)	(109,512)	(37,478)	34.2%
Income (loss) before income taxes	43,191	(240,472)	283,663	nm
(Benefit from) provision for income taxes	(1,431)	8,459	(9,890)	nm
Net income (loss)	$44,622	$(248,931)	$293,553	nm
nm - not meaningful
Net Revenue

Net revenue for the nine months ended September 30, 2023 increased 10.9% from the prior year period primarily due to:

•Growth in our Generics segment of $75.5 million primarily due to new generics products launched in 2023 and 2022, which includes biosimilars that contributed $40.0 million and new generic products that contributed $35.7 million and strong volume growth, partially offset by continued price erosion. Net revenue for the nine months ended September 30, 2023 included a non-recurring customer order of $21.0 million.

•Growth in our AvKARE segment net revenue of $84.2 million, primarily driven by growth in our distribution and government label channels resulting from growth in new product introductions.

•Growth in Specialty segment net revenue of $14.4 million primarily driven by 30.7% growth in Unithroid® and a 0.8% increase in Rytary®, which was negatively impacted by Medicare rebates associated with the Inflation Reduction Act of approximately $5.5 million. Excluding these rebates, net revenues of Rytary® increased 5.0%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 10.9% for the nine months ended September 30, 2023 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume and an increase in the inventory provision. Cost of goods sold for the nine months ended September 30, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue was 35.5% for each of the nine months ended September 30, 2023 and 2022.

Selling, General, and Administrative
SG&A expenses for the nine months ended September 30, 2023 increased 7.8% from the prior year period primarily due to increases in employee compensation, higher costs associated with our biosimilar launches, increased legal fees and higher freight charges driven by increased sales volume, partially offset by a decrease of $5.0 million associated with a regulatory approval in the prior year period.
Research and Development
R&D expenses for the nine months ended September 30, 2023 decreased 23.4% compared to the prior year period primarily due to reduced project spend of $17.3 million, a decrease in in-licensing and upfront milestone payments of $7.1 million, and operating efficiencies in our infrastructure.
Insurance Recoveries for Property Losses and Associated Expenses
During the nine months ended September 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses. Refer to Note 23. Insurance Recoveries for Property Losses and Associated Expenses.
(Credit) Charges Related to Legal Matters, Net
For the nine months ended September 30, 2023, credit related to legal matters, net was $1.0 million, primarily comprised of $10.0 million from the settlement of patent infringement matters, partially offset by $4.1 million in charges associated with civil prescription opioid litigation, a $3.0 million charge for the settlement of a customer claim, and a $1.9 million charge for the settlement of a stockholder derivative lawsuit. For the nine months ended September 30, 2022, we recorded a net charge of $249.8 million, primarily comprised of a charge associated with Opana® ER antitrust litigation, net of insurance recoveries associated with a securities class action settled during 2022. Refer to Note 19. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the nine months ended September 30, 2023 and 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net for the nine months ended September 30, 2023 increased 34.2% as compared to the prior year period. The increase was primarily driven by a $39.7 million increase in interest expense as a result of higher rates on our variable-rate debt and increased amounts outstanding on our revolving credit facilities.
(Benefit From) Provision For Income Taxes
For the nine months ended September 30, 2023, our benefit from income taxes and effective tax rate were $(1.4) million and (3.3)%, respectively, as compared to a provision for income taxes of $8.5 million and an effective tax rate of (3.5)% for the nine months ended September 30, 2022. The period-over-period change in the (benefit from) provision for income taxes was primarily related to changes in the jurisdictional mix of income and a discrete Indian tax benefit of $2.9 million from the utilization of a loss carryforward after the completion of a merger of certain of our subsidiaries in India during the three months ended September 30, 2023.

Generics
The following table sets forth results of operations for our Generics segment for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$1,108,364	$1,032,908	$75,456	7.3%
Cost of goods sold	692,008	646,236	45,772	7.1%
Gross profit	416,356	386,672	29,684	7.7%
Selling, general and administrative	89,178	84,410	4,768	5.6%
Research and development	98,570	129,382	(30,812)	(23.8)%
Intellectual property legal development expenses	3,240	2,919	321	11.0%
Acquisition, transaction-related and integration expenses	—	24	(24)	(100.0)%
Restructuring and other charges	211	713	(502)	(70.4)%
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
(Credit) charges related to legal matters, net	(2,927)	2,442	(5,369)	nm
Other operating income	(1,138)	(2,495)	1,357	(54.4)%
Operating income	$229,222	$171,188	$58,034	33.9%
Net Revenue
Generics net revenue for the nine months ended September 30, 2023 increased 7.3% compared to the prior year period primarily due to new generic products launched in 2023 and 2022, which includes biosimilars that contributed $40.0 million and new generic products that contributed $35.7 million and strong volume growth, partially offset by continued price erosion. Net revenue for the nine months ended September 30, 2023 included a non-recurring customer order of $21.0 million.
Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the nine months ended September 30, 2023 increased 7.1% as compared to the prior year period primarily due to costs associated with increased sales volume and an increased inventory provision. Cost of goods sold for the nine months ended September 30, 2023 included $11.0 million associated with the non-recurring customer order discussed above.

Generics gross profit as a percentage of net revenue increased to 37.6% for the nine months ended September 30, 2023 from 37.4% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the nine months ended September 30, 2023 increased 5.6% compared to the prior year period primarily due to an increase in employee compensation, higher freight charges driven by increased sales volume and costs associated with our biosimilar launches, partially offset by a decrease of $5.0 million associated with a biosimilar regulatory approval in the prior year period.
Research and Development
Generics R&D expenses for the nine months ended September 30, 2023 decreased 23.8% compared to the prior year period primarily due to reduced project spend of $13.5 million, decreased in-licensing and upfront milestone payments of $2.6 million and operating efficiencies in our infrastructure, including reduced employee compensation costs.
Insurance Recoveries for Property Losses and Associated Expenses
During the nine months ended September 30, 2022, insurance recoveries of $1.9 million associated with property damage and inventory losses were received and recorded in insurance recoveries for property losses and associated expenses. Refer to Note 23. Insurance Recoveries for Property Losses and Associated Expenses.

(Credit) Charges Related to Legal Matters, Net
For the nine months ended September 30, 2023, credit related to legal matters, net was $2.9 million, primarily comprised of $10 million from the settlement of patent infringement matters, partially offset by $4.1 million of charges associated with prescription opioid litigation and a $3.0 million charge for the settlement of a customer claim. For the nine months ended September 30, 2022, charges related to legal matters, net was $2.4 million, primarily comprised of $1.2 million for the settlement of employment claims and other legal proceedings. Refer to Note 19. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the nine months periods ended September 30, 2023 and 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$285,976	$271,571	$14,405	5.3%
Cost of goods sold	135,254	130,363	4,891	3.8%
Gross profit	150,722	141,208	9,514	6.7%
Selling, general and administrative	67,894	69,772	(1,878)	(2.7)%
Research and development	19,294	24,399	(5,105)	(20.9)%
Intellectual property legal development expenses	110	77	33	42.9%
Acquisition, transaction-related and integration expenses	—	47	(47)	(100.0)%
Restructuring and other charges	1,013	—	1,013	nm
Change in fair value of contingent consideration	(787)	(1,495)	708	(47.4)%
Operating income	$63,198	$48,408	$14,790	30.6%
nm - not meaningful
Net Revenue

Specialty net revenue for the nine months ended September 30, 2023 increased 5.3% compared to the prior year period, primarily driven by 30.7% growth in Unithroid® and a 0.8% increase in Rytary®, which was negatively impacted by Medicare rebates associated with the Inflation Reduction Act of approximately $5.5 million. Excluding these rebates, net revenues of Rytary® increased 5.0%

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the nine months ended September 30, 2023 increased 3.8% as compared to the prior year period, primarily due to an increase in net revenue. Specialty gross profit as a percentage of net revenue increased to 52.7% for the nine months ended September 30, 2023 as compared to 52.0% in the prior year period due to favorable product mix.
Selling, General, and Administrative
Specialty SG&A expense for the nine months ended September 30, 2023 decreased 2.7% as compared to the prior year period primarily due to a decrease in third-party marketing spend for our promoted products.
Research and Development
Specialty R&D expenses for the nine months ended September 30, 2023 decreased 20.9% as compared to the prior year period primarily due to a decrease in in-licensing and upfront milestone payments of $4.5 million.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$382,286	$298,066	$84,220	28.3%
Cost of goods sold	318,626	256,626	62,000	24.2%
Gross profit	63,660	41,440	22,220	53.6%
Selling, general and administrative	41,268	39,361	1,907	4.8%
Operating income	$22,392	$2,079	$20,313	nm
nm - not meaningful
Net Revenue
AvKARE net revenue for the nine months ended September 30, 2023 increased 28.3% as compared to the prior year period, primarily driven by growth in our distribution and government label channels resulting from growth in new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the nine months ended September 30, 2023 increased 24.2% as compared to the prior year period, and gross profit as a percentage of net revenue increased to 16.7% for the nine months ended September 30, 2023 from 13.9% in the prior year period, primarily due to the increase in sales through our higher margin government channel including higher margin new product introductions and a lower inventory provision.
Selling, General and Administrative
AvKARE SG&A expense for the nine months ended September 30, 2023 increased 4.8% compared to the prior year period primarily due to higher employee compensation.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements, including $275.9 million of available capacity, as of September 30, 2023, on our New Revolving Credit Facility, as defined in Note 16. Debt in our 2022 Annual Report on Form 10-K. Refer to Note 16. Debt in our 2022 Annual Report on Form 10-K for additional information on our debt. As of September 30, 2023, there was also $22.0 million of available capacity under the Amended Rondo Revolving Credit Facility. During October 2023, we repaid $6.0 million of borrowings from the Amended Rondo Revolving Credit Facility. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. On October 24, 2023, we launched refinancing syndication efforts for the Amended Term Loan with a number of financial institutions, including TPG Capital. We target to close on the refinancing during the fourth quarter of 2023.
We estimate that we will invest approximately $50.0 million to $60.0 million during 2023 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
During the nine months ended September 30, 2023, we prepaid $27.8 million of principal outstanding on the Rondo Term Loan. Over the next 12 months, we expect to make substantial payments, including a $50.0 million payment on January 17, 2024 associated with the Opana ER® antitrust litigation settlement agreements, monthly interest and quarterly principal amounts due for our debt instruments, including our Term Loan and Rondo Term Loan, and contractual payments for leased premises. Refer to Note 16. Debt and Note 18. Leases in our 2022 Annual Report on Form 10-K and Note 15. Debt in this Form 10-Q for additional information on our indebtedness and leases, respectively.

We are party to a tax receivable agreement (“TRA”) that requires us to make cash payments to the Members other than the Company, in respect of certain tax benefits that we may realize or may be deemed to realize as a result of sales or exchanges of Amneal Common Units by the Members prior to the Reorganization. The TRA also requires that we make an accelerated payment to the Members equal to the present value of all future payments due under the agreement upon certain change of control and similar transactions. The Reorganization is not a change of control or similar transaction resulting in an accelerated payment to the Members. As of September 30, 2023, the contingent liability under the TRA was approximately $202.7 million (refer to Note 7. Income Taxes). In connection with the Reorganization, the parties have agreed to reduce the Company’s contingent obligation to pay 85% of the tax benefits subject to the TRA to 75% of such tax benefits. The Reorganization reduced the Company’s contingent liability under the TRA subsequent to September 30, 2023. Increases in our tax rate in effect at the time of realization of our taxable income occurring subsequent to September 30, 2023, could result in additional future Amneal tax deductions and obligations to pay 75% of such benefits to the Amneal Members. As a result of the foregoing, our obligations under the TRA could have a substantial negative impact on our liquidity. For further details, refer to Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.
In addition, pursuant to the previous limited liability operating agreement of Amneal, as amended, in connection with any tax period, we were required to make distributions (“Cash Tax Distributions”) to Amneal’s members, on a pro rata basis in proportion to the number of Amneal Common Units held by each member, of cash until each member (other than Amneal) has received an amount at least equal to its assumed tax liability and Amneal has received an amount sufficient to enable it to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities, and meet its obligations pursuant to the TRA. During the nine months ended September 30, 2023 and 2022, we made Cash Tax Distributions of $57.59 million and $9.81 million (net), respectively, to the Members. In connection with the Reorganization, Amneal amended and restated its limited liability company agreement to remove the obligation for Amneal to make tax distributions to its members.
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the nine months ended September 30, 2023 and 2022, we made cash tax distributions of $10.29 million and $3.32 million, respectively, to the AvKARE Sellers.
As of September 30, 2023, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Cash provided by (used in):
Operating activities	$209,754	$88,392	$121,362	137.3%
Investing activities	(37,497)	(162,843)	125,346	(77.0)%
Financing activities	(111,741)	(84,453)	(27,288)	32.3%
Effect of exchange rate changes on cash	(136)	(1,944)	1,808	(93.0)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$60,380	$(160,848)	$221,228	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash provided by operating activities was $209.8 million for the nine months ended September 30, 2023 as compared to $88.4 million provided by operating activities for the prior year period. The increase in operating cash flows from the prior year period was primarily driven by increased profitability adjusted for non-cash items, a favorable year-over-year working capital comparison and a $29.5 million decrease in cash payments related to the Opana ER® antitrust litigation settlement agreements.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $37.5 million as compared to $162.8 million for the prior year period. The decrease in net cash used in investing activities from the prior year period was primarily due to $84.7 million of cash paid to acquire the baclofen franchise from entities affiliated with Saol International Limited during the prior year period and a decrease in acquisition of intangible assets of $39.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $111.7 million for the nine months ended September 30, 2023 as compared to $84.5 million for the prior year period. The increase in net cash used in financing activities from the prior year period was primarily due to a $54.7 million increase in tax distributions to non-controlling interests and a decrease in net borrowings under our revolving credit facilities, partially offset by a $44.0 million payment for deferred consideration associated with the acquisitions of Kashiv Specialty Pharmaceuticals, LLC and Puniska Healthcare Pvt. Ltd. in the prior year period and lower prepayments on the Rondo Term Loan. Refer to Note 15. Debt in this Form 10-Q and Note 16. Debt in our 2022 Annual Report on Form 10-K for details of our debt, including defined terms.
Commitments and Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2022 Annual Report on Form 10-K. As of September 30, 2023, there have been no material changes to the disclosure presented in our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2023.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

In July 2023, as part of our ongoing efforts to increase efficiencies, we implemented new software and updated various business processes related to financial statement consolidation and indirect procurement. Except as noted above, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Term Sheet, dated as of October 16, 2023 among the Company, Amneal Pharmaceuticals LLC and the Amneal Group Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2023).

10.1
Amendment No. 1 to Term Loan Credit Agreement, dated as of May 30, 2023, entered into by and among Amneal Pharmaceuticals LLC, the Guarantors, and JPMorgan Chase Bank, N.A. as administrative agent (correcting Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023, to include Annexes).*

10.2
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of April 20, 2023, by and among Rondo Holdings, LLC, Rondo Intermediate Holdings, LLC, the Subsidiary Loan Parties party hereto, the Lenders party hereto and Truist Bank as Administrative Agent (correcting Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023, to include Annexes).*

10.3
Amendment No. 2 Revolving Credit and Term Loan Agreement, dated as of September 21, 2023, by and among Rondo Holdings, LLC, Rondo Intermediate Holdings, LLC, the Subsidiary Loan Parties party hereto, the Lenders party hereto and Truist Bank as Administrative Agent.*

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three and nine months ended September 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)