Form 10-K
period 2023-12-31
Amneal Pharmaceuticals, Inc.
filed 2024-03-14
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
93-4225266
(I.R.S. Employer Identification No.)
08807
(Zip Code)
(908) 947-3120
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	AMRX	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), was approximately $464 million.
As of February 29, 2024, there were 307,006,908 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”).

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other publicly available documents of Amneal Pharmaceuticals, Inc. contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us” or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “targets,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

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
•the impact of a prolonged business interruption within our supply chain;
•the continuing trend of consolidation of certain customer groups;
•our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•our dependence on information technology systems and infrastructure and the potential for cybersecurity incidents;
•our ability to attract, hire and retain highly skilled personnel;
•risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•our reliance on certain licenses to proprietary technologies from time to time;
•the significant amount of resources we expend on research and development (“R&D”);
•the risk of claims brought against us by third parties such as those described in Note 21. Commitments and Contingencies - Other Litigation Related to the Company’s Business;
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
•the high concentration of ownership of our Class A common stock and the fact that we are controlled by the Amneal Group (as defined below in Item 1. Business); and

•such other factors as may be set forth elsewhere in this Annual Report on Form 10-K, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.

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

PART I.
Item 1. Business
Overview
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including retail generics, injectables, biosimilars and specialty branded pharmaceuticals. We operate principally in the United States (“U.S.”), India, and Ireland, and sell to wholesalers, distributors, hospitals, governmental agencies, chain pharmacies and individual pharmacies, either directly or indirectly.
The Company is a holding company, whose principal assets are common units (the “Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). Immediately prior to the Reorganization (as defined herein), we held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, we implemented a plan pursuant to which the Company and Amneal reorganized and simplified our corporate structure by eliminating our umbrella partnership-C-corporation structure and converting to a more traditional C-corporation structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, the Company holds 100% of the Amneal Common Units and continues to consolidate the financial statements of Amneal and its subsidiaries. Refer to Note 1. Nature of Operations in our consolidated financial statements for additional information about the Reorganization.
Although the Company had a minority economic interest in Amneal prior to March 2023, it was Amneal’s sole managing member (and it continues to be the sole managing member), having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company consolidated the financial statements of Amneal and its subsidiaries for all periods prior to the Reorganization. The Company recorded non-controlling interests for the portion of Amneal’s economic interests that it did not hold prior to the Reorganization.
Licenses
ONGENTYS® License and Supply Agreement
On December 5, 2023, we entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive rights to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL Agreement, we are responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. We commenced distribution of ONGENTYS® in early 2024.
Orion Corporation License Agreement
On December 28, 2022, we signed a long-term license agreement with Orion Corporation (“Orion”), a globally operating Finnish pharmaceutical company, to commercialize a number of our complex generic products in most parts of Europe, Australia and New Zealand (the “Orion Agreement”). The initial term of the Orion Agreement commences upon commercial launch of the products and will continue for eight years. The Orion Agreement will automatically renew for successive two-year terms unless either party declines such renewal in writing at least one year in advance.
For additional information about our license agreements, refer to Note 5. Alliance and Collaboration in our consolidated financial statements.
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

Our Generics segment includes over 260 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals. We focus on developing products that have substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these products allows us the opportunity to offer first-to-file (“FTF”), first-to-market (“FTM”) and other high-value products to customers. A generic pharmaceutical product is considered an FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Amendments, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. A generic product that does not qualify as an FTF may still be an FTM product. A generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. We define high-value products as products with the potential to generate over $10.0 million in annual revenues. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As such, the timing of new product introductions can have a significant impact on our financial results. Market entry by additional competitors generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of our control. Refer to “Pharmaceutical Approval Process in the United States,” below, for more information.

As of December 31, 2023, our Generics segment had 88 products with a pending ANDA and another 72 products in various stages of development in our pipeline, 64% of which are non-oral solid products. Over half of our generic pipeline consists of what we believe to be potential FTF, FTM and/or high-value products. We have an integrated, team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities.

Our Generics segment has a growing portfolio of institutional injectable products primarily for the U.S. hospital market. Our R&D pipeline has prioritized new product innovations in injectables, such as drug/device combinations, peptides, long-acting injectables and large volume parenteral bags. We have expanded our manufacturing capabilities and infrastructure to support the needs of this expanding business with a focus on development, commercialization and scaling a differentiated injectables portfolio. In December 2022, the FDA approved our first ready-to-use large volume bag, an esmolol hydrochloride in sodium chloride injection, which is indicated for tachycardia. During 2023, we launched 39 new products, of which 14 were injectables. In May 2023, the FDA approved for manufacturing our fourth and largest injectable site.

Additionally, in 2022 we began to commercialize an initial portfolio of oncology biosimilars in the U.S. Alymsys®, a biosimilar referencing Avastin®, launched in October 2022, followed by Releuko®, a biosimilar referencing Neupogen®, in November 2022 and Flynetra™, a biosimilar referencing Neulasta®, in May 2023. On October 12, 2023, we announced the addition of two denosumab biosimilars referencing both Prolia® and XGEVA® to our biosimilar pipeline. The two denosumab products are being developed by mAbxience S.L., a global biotech company with over a decade of experience in the development, manufacture, and commercialization of biopharmaceuticals. To further grow our oncology biosimilars sales, we are focused on serving oncology clinics, integrated health systems and specialty pharmacies. We are focused on expanding our oncology and biosimilar portfolio with additional molecules, and we seek to vertically integrate by expanding our biosimilar capabilities.
Our Generics segment had net revenue of $1.47 billion, $1.43 billion and $1.37 billion and operating income of $276.2 million, $224.2 million and $281.5 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes RYTARY®, an extended-release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. Our promoted Specialty portfolio also includes UNITHROID® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and ONGENTYS® (opicapone), an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes, which we commenced selling in early 2024 under a license agreement with BIAL.
On June 30, 2023, we received a complete response letter (“CRL”) from the FDA regarding our new drug application (“NDA”) for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. During October 2023, we met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked us to complete a QT study, a routine cardiac safety study that is required for new drugs. We completed the QT study and resubmitted our NDA for IPX203 on February 7, 2024.
For Specialty products, the majority of such products’ commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be substantial and rapid declines in the branded product’s sales.
Our Specialty segment had net revenue of $390.5 million, $374.1 million and $378.3 million and operating income of $65.3 million, $72.6 million and $56.4 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products, and services primarily to governmental agencies, predominantly focused on serving the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is also a re-packager of bottle and unit dose pharmaceuticals and vitamins under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, OTC drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
Our AvKARE segment had net revenue of $531.7 million, $406.1 million and $349.0 million and operating income of $31.5 million, $3.3 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Geographic Areas
We operate in the U.S., India, and Ireland. During December 2022, we signed a long-term license agreement with Orion Corporation to commercialize a number of our complex generic products to most parts of Europe as well as in Australia and New Zealand (see Note 5. Alliance and Collaboration to our consolidated financial statements for additional information). Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties. See further discussion of this risk in Item 1A. Risk Factors.
Sales & Marketing and Customers
In the U.S. and the Commonwealth of Puerto Rico, we market our Generics and Specialty products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products are marketed to large group purchasing organizations (“GPOs”) and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products and biosimilars utilize a dedicated field-based sales force and are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and occasionally directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail drug stores, independent pharmacies and managed care organizations, such as hospitals, nursing homes, health maintenance organizations (“HMOs”), clinics, pharmacy benefit management companies and mail-order customers. On December 28, 2022, we signed a long-term license agreement to commercialize a number of our complex generic products to most parts of Europe as well as in Australia and New Zealand (see Note 5. Alliance and Collaboration to our consolidated financial statements for additional information). As of December 31, 2023, we have not sold products under this license agreement. Our Specialty segment, which promotes branded pharmaceutical products, employs a team of dedicated field-based sales representatives to engage in the direct marketing and promotion of our branded products to physicians and healthcare providers.
In our AvKARE segment, we market our products primarily through wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our generic pharmaceutical products within the AvKARE segment are marketed to large GPOs and government entities (U.S. Department of Defense and U.S. Department of Veterans Affairs) and sold through wholesalers. Our AvKARE segment’s distribution channel primarily sells brand products to clinics, institutions and pharmacies generally marketed to GPOs.
For the year ended December 31, 2023, on a consolidated basis, our four largest customers, Cencora, Inc., McKesson Drug Co., Cardinal Health, Inc., and CVS Health Corporation, accounted for approximately 70% of our net revenue. In total, we currently have over 1,300 customers (including over 1,100 customers specific to our AvKARE segment), some of which are part of large purchasing groups.
We have no long-term agreements that guarantee future business with any of our major customers and the loss of or substantial reduction in orders from any one or more of these customers could have a material adverse effect on our operating results, prospects and financial condition.
Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, R&D, marketing, and other resources than we do. Competing manufacturers of generic pharmaceutical products create value for our customers by offering substitutes for branded pharmaceutical products at significantly lower prices, and at times we may not be able to differentiate our product offerings from those of our competitors, successfully formulate and bring to market new products that are less expensive than those of our competitors or offer commercial terms as favorable as those of our competitors. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic/biosimilar pharmaceutical products market include Teva Pharmaceutical Industries Ltd., Viatris Inc., Sandoz Group, Pfizer Inc., Fresenius Kabi KGaA, Hikma Pharmaceuticals PLC, Endo International plc, Dr. Reddy's Laboratories Ltd., Amphastar Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Zydus Pharmaceuticals USA Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical products market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, Coherus Biosciences, Inc., and Alkermes PLC.

Our AvKARE segment is also highly competitive, with new smaller competitors entering the space regularly. Our competitors are other wholesalers, including Cardinal Health, Inc., Cencora, Inc., McKesson Drug Co., and Golden State Medical Supply.
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

Research and Development
R&D activities represent a significant part of our business. R&D expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy, if applicable, and regulatory compliance prior to launch. We are committed to investing in R&D with the aim of delivering high quality and innovative products. For the years ended December 31, 2023, 2022 and 2021, our R&D expense was $164.0 million, $195.7 million and $201.8 million, respectively.
Raw Materials
Raw materials, including APIs, essential to our business are generally readily available from various suppliers/sources. We purchase raw materials from manufacturers/distributors of bulk pharmaceutical chemicals and we also manufacture certain APIs at our facilities in India. In some cases, however, the raw materials used to manufacture our products are available only from a single supplier. Further, even if more than one supplier exists, we may choose, and have done so in the case of our API suppliers for a majority of our products, to list only one supplier in our product applications submitted to the FDA. Generally, we would need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Although to date we have only experienced occasional interruptions in supplies, no assurance can be given that we will continue to receive uninterrupted or adequate supplies of such raw materials. Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on our business.
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
Manufacturing and Distribution
We have a network of manufacturing sites and co-located R&D centers within the U.S., India and Ireland, with broad dosage capabilities. We also have a distribution center for our Generics and Specialty products in Glasgow, Kentucky. We manufacture the majority of our Generics products internally; of these products, for the year ended December 31, 2023, those manufactured in our U.S. facilities contributed 45% of Generics product net revenue compared to 30% for those manufactured in India. We rely on third-party manufacturers to supply products in our Generics portfolio representing approximately 25% of our Generics net revenue for the year ended December 31, 2023. Most of our Specialty products are manufactured by third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the cost of manufacturing for our products and gives us greater control over our supply chain.
Our AvKARE segment’s distribution centers are located in Fountain Run, Kentucky and Philadelphia, Pennsylvania.
Government Regulation

The business of developing, manufacturing, selling, distributing, and marketing generic, biosimilar, and branded products is subject to significant health, safety, and environmental laws and regulations, including those governing the approval and pricing of products, clinical trials, laboratory procedures, privacy and security of health and other sensitive information and the handling, use, storage, treatment and disposal of hazardous materials and wastes. These regulatory regimes are overseen by governmental bodies, principally the FDA and, as applicable, the Drug Enforcement Administration (the “DEA”), the Department of Health and Human Services, the Federal Trade Commission (the “FTC”) and several state and local government or other agencies, including individual data protection authorities, in the U.S. and abroad. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including suspension of regulatory approval, delays in regulatory approval, clinical holds, orders to cease non-compliant activities and potential civil and criminal actions against us. The regulatory environment, particularly enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly in flux and not always clear. Significant changes in this environment could have a material adverse effect on our financial condition and results of operations.

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
If, after reviewing the NDA or BLA, the FDA determines that the application cannot be approved in its current form, the FDA sends the applicant a CRL identifying all outstanding deficiencies that preclude final approval. The FDA then halts its review until the applicant resubmits the NDA or BLA with new information designed to address the deficiencies. An applicant receiving a CRL may resubmit the application with data and information addressing the FDA’s concerns or requirements, withdraw the application without prejudice to a subsequent submission of a related application or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval is limited to specific diseases and dosages or the indications for use for which approval had been sought. In addition, the FDA may require an applicant to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA or BLA holder conduct new studies, make labeling changes, implement Risk Evaluation and Mitigation Strategies, and take other corrective measures.
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
Biosimilar and Interchangeable Biologics License Application
A biosimilar is a biologic that is highly similar to an existing FDA-approved biologic (which is referred to as the “reference product”) and has no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. The FDA approves biosimilars through an abbreviated review process, with the goal of demonstrating biosimilarity between the proposed biosimilar and its reference product. Ultimately, the process entails less expensive and fewer clinical trials.
Biosimilar license application submissions typically included analytical studies that provide comparative analytical data to demonstrate the structural and functional similarity of the proposed biosimilar product to the reference product and evaluate the impact of any differences identified. The application must also include an assessment of toxicity and a clinical study or studies sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed and for which licensure is sought for the proposed biological product. Pharmacology studies may demonstrate that the proposed biosimilar is processed by the human body in the same way and with the same effects as the reference product. The application may also include an immunogenicity assessment, which evaluates a patient’s immune response to the proposed biosimilar. An applicant may need to conduct additional comparative clinical studies to demonstrate whether there are any clinically meaningful differences between the proposed biosimilar and the reference product.
An interchangeable biosimilar is a biosimilar that may be substituted for the reference product without the intervention of the prescribing health care provider that prescribed the reference product, depending on state pharmacy laws. In addition to establishing biosimilarity to the reference product per the process described above, a manufacturer of an interchangeable biosimilar must also submit information to the FDA to show that the proposed interchangeable product can be expected to produce the same clinical result as the reference product in any given patient. If the biological product is to be administered more than once to an individual, then the manufacturer must also submit information in the application that demonstrates the risk in terms of safety or diminished efficacy of alternating between the biological product and the reference product is not greater than the risk of using the reference product without switching. All biosimilars are approved only after they meet the FDA’s rigorous approval standards.
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
The FDCA describes only one circumstance in which an ANDA applicant need not certify to a listed patent. Specifically, when a patent is listed only for a method of use, an ANDA applicant seeking to omit that approved method of use from the generic drug’s labeling can submit a “section viii statement,” acknowledging that a given method-of-use patent has been listed, but stating that the patent at issue does not claim a use for which the applicant seeks approval. Filing an ANDA with certifications under Paragraph I or II, referenced above, permits the ANDA to be approved immediately, if it is otherwise eligible. Filing an ANDA with certifications under Paragraph III, referenced above, indicates that the applicant agrees to wait until the relevant patent has expired before seeking final approval of its ANDA. Under Paragraph IV, referenced above, a generic pharmaceutical manufacturer can challenge the patent of the branded referenced pharmaceutical product prior to ANDA approval.
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
Healthcare Reform
Pricing and reimbursement for our products depend in part on government regulation. In the U.S., there have recently been multiple federal and state proposals, laws and actions related to the pricing of pharmaceuticals and other changes to the healthcare system, including the enactment of the Inflation Reduction Act (“IRA”). The IRA requires: (i) the government to negotiate prices for select high expenditure Medicare Part D drugs (prices effective beginning in 2026) and Part B drugs (prices effective beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices for those drugs increase faster than inflation, and (iii) a Medicare Part D redesign replacing the current coverage gap provisions and establishing a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached.
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
Sales and Marketing Regulations
Our marketing practices are subject to state laws, as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute generally prohibits corruptly soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payers, such as Medicare and Medicaid, that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. For example, the DOJ has entered into settlements with pharmaceutical manufacturers that allegedly caused the submission of false claims to Medicare for drugs that were no longer eligible for

Medicare coverage because the FDA approved a prescription drug’s conversion to over-the-counter status and the drug was no longer considered a prescription-only product. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, disclosure of transfers of value from pharmaceutical companies to healthcare providers and healthcare organizations, such as academic teaching hospitals, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements
Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, generic and brand pharmaceutical companies must file with the DOJ and FTC certain agreements entered into between other brand and/or generic pharmaceutical companies in regards to the settlement of patent litigation and/or the manufacture and marketing of generic versions of branded pharmaceutical products. This requirement impacts the ways in which generic pharmaceutical companies resolve intellectual property (“IP”) litigation and may result in an increase in private-party litigation against pharmaceutical companies and/or additional investigations by the FTC or other governmental organizations.
Pursuant to the Patient Right to Know Drug Prices Act of 2018, the FTC also obtains and reviews patent settlement agreements between reference product and biosimilar manufacturers. This notification allows the FTC to evaluate whether these agreements include, among other things, anticompetitive reverse payments that slow or defeat the introduction of lower-priced medicines, including biosimilars. Such review occurs in the same manner that the FTC reviews patent settlement agreements between branded and generic drug manufacturers.
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
Virtually every state, as well as the District of Columbia, has enacted legislation permitting the substitution of equivalent generic and certain biosimilar prescription drugs for brand-name drugs where authorized or not prohibited by the prescribing physician, and some states mandate generic substitution in Medicaid programs.
In addition, numerous state and federal requirements exist for a variety of controlled substances, such as narcotics, that may be part of our product formulations. We must meet the requirements of controlled substances laws, such as the Controlled Substances Act, as amended, DEA regulations for certain of our products and activities, and related state requirements. These laws and regulations relate to the manufacture, shipment, storage, security, inventory, recordkeeping, distribution, sale, dispensing, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development. We must annually, as well as quarterly, apply to the DEA and similar governmental and regulatory authorities for procurement quotas in order to obtain these substances. The DEA has authority similar to the FDA’s and may also pursue monetary penalties, administrative penalties such as revocation of a registration to manufacture controlled substances and criminal penalties for controlled substances violations.
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
Privacy, Security and Data Standards Regulations
Numerous federal, state, and foreign laws and regulations govern the creation, collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing, and disposal (collectively, “Processing”) of protected health information (“PHI”) and other personal, sensitive, regulated or confidential data, including personally identifiable information (“PII”). Some of our activities may involve the Processing of PHI and PII.
On the federal level we are subject to a number of sector specific regulations. The federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the 21st Century Cures Act, Public Law 116-321, and the regulations that implement these laws (collectively, “HIPAA Law”) impose requirements on covered entities and business associates that address the privacy and security of PHI. In the conduct of our business, we may be either a covered entity or business associate, and we may also be held liable for HIPAA Law violations by our vendors that are business associates. HIPAA Law imposes contracting requirements, requires breach notifications, and establishes rules that standardize the format and content of certain electronic transactions, including eligibility and claims. Violations of HIPAA Law may result in enforcement actions, civil and criminal penalties, and settlement, resolution, and monitoring agreements. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA Law that threaten the privacy of state residents and may negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA Law. While HIPAA Law does not create a private right of action, its standards have been used as a basis for the duty of care in state civil suits, such as those for negligence or recklessness in the handling, misuse or breach of PHI. HIPAA Law does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health. Recently, several states have enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.
Additionally, under Section 5 of the Federal Trade Commission Act (“FTC Act”), the FTC has jurisdiction over certain privacy and security practices that are deemed unfair and deceptive acts and practices in or affecting commerce. The FTC has charged companies with violating this act based on failures to appropriately and transparently safeguard personal information, respect consumers’ privacy rights, based on disclosures of health and personal information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent the improper or unauthorized disclosure of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. In addition to the FTC Act, the FTC also enforces other federal laws and regulations relating to consumers’ privacy and security. For information that is not subject to HIPAA and deemed to be “personal health records”, the FTC may also impose penalties for violations of the Health Breach Notification Rule to the extent we are considered a “personal health record-related entity” or “third party service provider.” Data privacy and security laws and regulations continue to evolve and, as a result, we expect scrutiny by federal and state regulators and others of our collection, use and disclosure of health information.
Over the past several years, the federal government has increasingly focused on the cybersecurity requirements applicable to government contractors, including enhanced guidance and regulation. These include compliance with the Privacy Act of 1974, the Defense Federal Acquisition Regulation Supplement cybersecurity requirements, the Cybersecurity Maturity Model Certification (going into effect over the next several years and based on National Institutes of Standards and Technology Cybersecurity (“NIST”) standards), the Federal Information Security Modernization Act, and the White House’s 2021 Executive Order on Improving the Nation’s Cybersecurity.
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

In the past few years, several states have adopted their own comprehensive consumer privacy statutes and many more states are considering doing so. Generally, these statutes exempt data and/or entities regulated by HIPAA Law but are, in varying respects, applicable to other data we collect, such as PII provided by website visitors, and in California, employees and business partners. Additionally, we anticipate federal and state legislators and regulators will continue to enact legislation related to privacy and cybersecurity, including with respect to ransomware incidents.
In addition, international laws, rules and regulations governing the use and disclosure of PII can be more stringent than those in the U.S., and they vary from jurisdiction to jurisdiction. The European Union’s General Data Protection Regulation (“GDPR”), which became effective May 2018, enhanced or created obligations regarding the handling of PII relating to European residents (such as regarding notices, data protection impact assessments and individual rights) and provides for greater penalties for noncompliance than the previous European Directive or laws. Under GDPR, fines of up to €20 million or up to 4% of the annual global revenues, whichever is greater, can be imposed for violations. In addition, many countries outside of Europe where we conduct business have implemented or may implement data protection laws and regulations, some of which include requirements modeled after those in the GDPR. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.
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
An innovator product’s market exclusivity is generally determined by two forms of IP: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovator is entitled.
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
Seasonality
Consistent with the U.S. pharmaceutical industry trends, the first quarter of each year is typically our lowest revenue quarter in the year. Certain products within our portfolio are specifically affected by seasonality. For example, sales of oseltamivir correlate with flu seasonality and sales of Adrenaclick® (epinephrine injection, USP auto-injector) correlate with allergy seasonality. The seasonal impact of these particular products may affect a quarterly comparison within any fiscal year.
Human Capital
Workforce Demographics
As of December 31, 2023, we had approximately 7,700 employees (“Amneal Employees”), excluding approximately 150 employees in our AvKARE segment. Of the Amneal Employees, nearly 2,400 employees were in the U.S. and nearly 5,300 employees were located outside of the U.S., primarily in India and Ireland. Globally, we hired approximately 1,700 Amneal Employees in 2023, and turnover was approximately 20.6%. We monitor our turnover rate and continuously evolve our human capital management strategies to meet our needs while also navigating the dynamic labor market and increased competition for talent.
Diversity, Equity, Inclusion and Belonging (“DEIB”)
Being one of the best companies in healthcare requires dynamic skill sets, different perspectives, and a continuous pipeline of new ideas and innovation. Championing DEIB can deliver these attributes and more, and we have advanced our commitment in 2023 in meaningful ways.
In partnership with a recognized external DEIB expert, we hosted DEIB leadership training sessions focused on reinforcing commitment. We also expanded our AmnealWomen employee resource group in the U.S. and in India, where the group is championing initiatives that have driven meaningful improvements in our India gender diversity metrics. To build on this momentum, we initiated work to expand our enterprise DEIB strategy and this work continues in 2024 to include policy updates, training, and programmatic planning.
This commitment is powering the growing diversity of our teams. As of December 31, 2023, six out of ten of our executives identified as diverse by race, ethnicity, or gender. More broadly, as of December 31, 2023, approximately 74% of our U.S. workforce of Amneal Employees identified as diverse by race or ethnicity and women represented 19% (9% in India, where we are strongly focused on elevating gender diversity) of our global workforce of Amneal Employees. In the U.S., women represented 41% of our workforce and held 32% of leadership roles at the level of Director and above as of December 31, 2023.

Employee Well-Being
We make healthy possible for employees via our AmWell program. This innovative program is powered by Virgin Pulse in the U.S. and offers a full suite of mental, physical, and financial resources, content and services. It also features team-wide step challenges that benefit local charities and generous financial incentives to inspire colleague wellness engagement. In 2023, we expanded AmWell to include free access to four digital apps offering enhanced financial wellness, nutrition, fitness, and mental well-being content. We also elevated engagement incentives and introduced robust onsite health screenings/check-ups at our India locations. Alongside personal wellness, we also care deeply about workplace safety and were very pleased to bolster our efforts in 2023 with the introduction of the IndustrySafe application, supporting enhanced incident reporting and analysis of safety metrics across all geographies. Colleagues also demonstrated our continuous safety focus by participating in the World Health and Safety Day across our global operations sites.
Culture
Our success is driven by an inclusive employee culture that encourages colleagues to bring their best selves to work and be actively engaged, offer new ideas, and deliver real results. Our “Rise, Lead, Succeed” behaviors unite our global teams and foster an environment of open communication (town halls, company updates, video storytelling, access to leaders, etc.), collaboration (digital and traditional), and ownership. They also serve as a dynamic framework for celebrating and rewarding individual and team performance. We also take great pride in doing the right thing. That steadfast commitment to ethics and compliance is guided by our Code of Conduct and championed by our executive management team and every colleague. We also foster a speak up culture where colleagues are encouraged to report potential misconduct or a violation of the Code of Conduct with their managers or via our Amtegrity ethics website/hotline, which is independently monitored 24 hours a day, 7 days a week.
Total Rewards
We attract and retain talent and reward performance through our robust Total Rewards program, which includes industry competitive benefits, compensation and recognition offerings. Our compensation program includes competitive base salaries, annual cash performance-based incentives, equity-based long-term incentive awards and cash-based long-term incentive awards for eligible employees. We also offer a broad, flexible and competitive benefits program that enables employees to choose the plans and coverage that meet their personal needs. These robust programs, which vary by country, include basic and supplemental health and insurance benefits, health savings and flexible spending accounts, access to a personal health advocate, paid parental leave for birth, adoption or foster placement, family leave, employee assistance programs, travel assistance, tuition reimbursement assistance and retirement savings plans. In addition, we offer a remote work policy that enables eligible U.S.-based employees the flexibility of a hybrid work schedule of three days onsite and two days remote per week.
Recognition is a core element of our culture and is pivotal to helping colleagues feel valued. In 2023, more than 2,700 colleagues were recognized by their peers via Amneal Applause, our digital and on-the-spot rewards and recognition program. We also continued our global CEO Awards program, which recognized select employees for exceptional performance beyond their regular job duties. In 2023, 78 CEO Award nominations were submitted, and 12 winners were selected by the executive leadership team and selection committee.
Talent Development and Engagement
We develop next-level individual and organizational capability through our annual performance management process as well as a continuously evolving learning culture. In 2023, we continued the rollout and expansion of the Amneal Leadership Lab program by introducing more than 200 senior and mid-level leaders to the following topics: growth mindset, psychological safety, building trust, effective decisions, winning collaborations, communicating with presence, direct conversation and feedback, and leading and embracing change. We expanded the curriculum in 2023 by adding modules on employee engagement and accountability taught by renowned external experts. To help cascade Amneal Leadership Lab principles, strengthen a learning culture, and accelerate development across the organization, we also offer access to LinkedIn Learning which also hosts Amneal’s growing library of custom-curated learning paths supporting individual and organizational leadership growth. Managers leverage these and other resources in hosting performance conversations and creating development plans for colleagues.
Employee Engagement
Listening and engagement are important aspects of our culture and colleagues are encouraged to share their opinions, insights, and ideas. We collect and measure that feedback through various channels including town halls, leadership retreats, company email boxes and our Amneal Listens program. In 2023, we leveraged Amneal Listens, powered by a reputable third-party tool, to measure employee engagement and satisfaction with company benefits as well as to probe deeper into factors supporting a sense of feeling valued. We were pleased to report a 77% overall employee engagement index (4% above the manufacturing/pharmaceutical benchmark) as well as a best-in-class score for “employees understand how their work contributes to goals.” Even with these impressive results, the organization is taking additional actions to further strengthen engagement, including expanding our Amneal Leadership Lab curriculum with an engagement component and launching a new world-class rewards and recognition platform (early 2024). We will continue to expand our Amneal Listens strategy via an annual employee engagement survey as well as various strategically focused ad hoc surveys throughout the year.
Environmental, Social, and Governance (“ESG”) Initiatives
We are a purpose-driven company, and we continue strengthening our longstanding commitment to corporate responsibility. In 2023, we made several enhancements to our ESG efforts to keep pace with our desire to be a socially responsible company while also meeting the rapidly evolving global regulatory requirements.
We boosted our sustainability commitment with the launch of a new carbon accounting software to track and report our global greenhouse gas emissions data. We also began our first materiality assessment, with a sustainability strategy anticipated in 2024. In governance, we strengthened our commitment to action with the launch of a cross-functional ESG task force, including members from finance, internal audit, legal, information technology (“IT”), and ESG. In social responsibility, we deepened our 2023 philanthropic partnerships with non-profit organizations including: Dispensary of Hope, Parkinson's Unity Walk, The Assistance Fund, Americares, Heart to Heart, Toys for Tots, The Trust for Public Land, and Indo-American Pharmaceuticals Society. We also hosted a global employee volunteer effort where our employees helped package 6,300 basic hygiene products that were donated to underserved local communities.
These are just some of our many human capital and ESG initiatives. Every year, we aim to review and enhance these and other programs to ensure that we are improving, staying competitive and putting our people at the center of our success.
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
Available Information
Our main corporate website address is www.amneal.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and any amendments to such reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge on our website as soon as reasonably practicable after having been filed with or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of our Audit Committee, Compensation Committee, Nominating and Governance Committee, and Conflicts Committee of the Board of Directors and our Code of Business Conduct, Corporate Governance Guidelines and other corporate governance materials are available on our website. We may use our website as a distribution channel of material company information. Financial and other important information is routinely posted on and accessible through our website at https://investors.amneal.com. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting https://investors.amneal.com/investor-resources/email-alerts/default.aspx. The information on our website is not, and will not be deemed, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
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

As a result of these and other difficulties, our products in development may or may not receive necessary regulatory approvals on a timely basis or at all, which may result in unsuccessful development or commercialization of new products. For example, on June 30, 2023, we received a CRL from the FDA regarding our NDA for IPX203 for the treatment of Parkinson’s disease. We resubmitted our NDA for IPX203 on February 7, 2024 (refer to Note 13. Goodwill and Other Intangible Assets for additional information on the CRL for IPX203). However, we can provide no assurance that the FDA will approve our NDA for IPX203 timely or at all.

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
•a company’s ability to use and integrate artificial intelligence (“AI”);
•product appearance and labeling; and
•a company’s breadth of product offerings.

Many of our competitors have longer operating histories and greater financial, R&D, marketing and other resources than we do. Consequently, some of our competitors may be able to develop products and/or processes competitive with, or superior to, our products and/or processes. Furthermore, we may not be able to (i) differentiate our products from those of our competitors, (ii) successfully develop or introduce new products, on a timely basis or at all, that are less costly than those of our competitors, (iii) integrate new systems or technology, such as AI, as quickly or successfully as our competitors, or (iv) offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technology advances and consolidation continues. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

Our principal competitors in the U.S. generic/biosimilar pharmaceutical products market, where we primarily compete, are Teva Pharmaceutical Industries Ltd., Viatris Inc., Sandoz Group, Pfizer Inc., Fresenius Kabi KGaA, Hikma Pharmaceuticals PLC, Endo International plc, Dr. Reddy’s Laboratories Ltd., Amphastar Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Zydus Pharmaceuticals USA Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical products market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, Coherus Biosciences, Inc. and Alkermes PLC. Our competitors in the AvKARE segment are other wholesalers, including Cardinal Health, Inc., Cencora, Inc., McKesson Drug Co., and Golden State Medical Supply.

The products produced by these companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs. Any of these factors could result in reductions in our sales prices and gross margin. This price competition has led to an increase in demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of our generic drug products, as well as to pursue product opportunities with the potential for limited competition, such as high-barrier-to-entry FTF or FTM products. We cannot provide assurance, however, that this strategy will enable us to compete successfully in the generic drug product industry or that we will be able to develop and implement any new or additional viable strategies.

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

If we fail to obtain exclusive marketing rights for our products or fail to introduce our products to the market on a timely basis, our revenues, gross margin and operating results may decline significantly.

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

If we are unable to execute acquisitions or other strategic transactions, or successfully integrate such acquisitions or manage our growth therefrom, it could have a material adverse effect on our business.

We may seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption, adversely affect liquidity and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we conduct business. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. Acquisitions may also have hidden costs, including unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Finally, acquisitions can also involve litigation and/or post-transaction disputes, including with the counterparty regarding purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, among other matters.

As our competitors introduce their own generic equivalents of our generic drug products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. We often experience significant competition for many of our generic products, which from time to time, has resulted in a significant decline in our revenue and gross margin. We cannot provide assurance that we will be able to continue to develop such products or that the number of our competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

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

The generic pharmaceutical industry has also in recent years been the subject of significant publicity regarding the pricing of pharmaceutical products more generally, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive. This publicity has in the past become more pronounced during U.S. presidential election years, and there may be a heightened risk as the U.S. presidential election progresses in 2024. Even if we may have reduced the prices we charge our customers for certain products, often consumers do not see similar reductions in the prices they paid. Any downward pricing pressure on the price of certain of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the DOJ issued subpoenas to pharmaceutical companies, including us, seeking information about the sales, marketing and pricing of certain generic drugs. See Note 21. Commitments and Contingencies for additional information on the DOJ investigation. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2023, our significant product families (defined as our top five products by annual revenue including both our Generics and Specialty segments) accounted for 24% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

We continually evaluate the performance of our products and may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. For example, in 2023, there was a reduction in the promotional focus on LYVISPAH™, which resulted in an impairment charge of $34.1 million recorded to cost of goods sold. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that our decision to discontinue various products is prudent if market conditions change. In addition, we cannot assure you that the discontinuance of products will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. Furthermore, the discontinuance of existing products entails various risks, including, in the event that we decide to sell the discontinued product, the risk that we will not be able to find a purchaser for such products or that the purchase price obtained will not be equal to at least the book value of the net assets for such products. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from among our discontinued products, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of products, which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the FDA, DEA and other agencies periodically inspect our manufacturing facilities. Following an inspection, agencies have in the past issued, and may in the future issue, a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We remain committed to continuing to improve our quality control and manufacturing practices; however, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. Failure to comply strictly with these regulations and requirements, or our failure to remedy any deficiencies, may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. Because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations and/or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

The majority of our products are produced at a few locations, and a business interruption at one or more of these locations or within our supply chain could have a material adverse effect on our business, financial position and results of operations.

We produce the majority of the products that we manufacture at our manufacturing facilities in New York, New Jersey and India, as well as at certain third-party suppliers, one of which is located in Taiwan. Disruptions at these facilities or within our supply chain can occur for many reasons, including events unrelated to us or beyond our control, such as fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, pandemic diseases or viral contagions, and acts of war or terrorism. For example, in November 2023, the Houthi movement, which controls parts of Yemen, began attacking merchant ships in the Red Sea disrupting global supply chains. This disruption has resulted in a significant increase in our shipping costs, and a prolonged disruption to the global supply chain could have a material adverse effect on our business, financial position and results of operations. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of extreme weather events experienced over the past several years presents an alarming trend. As previously disclosed, extreme weather events have compromised our facilities in the past and may do so in the future. Furthermore, work stoppages, whether union-organized or not, can also disrupt operations. Business interruption could also be caused by compliance failures. A significant disruption at any of these facilities or otherwise within our supply chain, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis or at all, which could have a material adverse effect on our business, financial position and results of operations.

Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.
Our four largest customers, Cencora, Inc., McKesson Drug Co., Cardinal Health, Inc. and CVS Health Corporation, accounted for approximately 70%, 71% and 75% of total net sales of products for the years ended December 31, 2023, 2022 and 2021, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition. In total, we currently have over 1,300 customers (including over 1,100 customers specific to our AvKARE segment), some of which are part of large purchasing groups.

We may experience declines in the sales volume and prices of our products as a result of the continuing trend of consolidation of certain customer groups, which could have a material adverse effect on our business, financial position and results of operations.

Our ability to successfully commercialize any generic or branded pharmaceutical product depends in large part upon the acceptance of the product by third parties, including pharmacies, government formularies, other retailers, physicians and patients. Therefore, our success will depend in large part on market acceptance of our products. We make a significant amount of our sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of our pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, potentially enable such groups to demand larger price discounts on our products. For example, there has been a recent trend of large wholesalers and retailer customers forming partnerships, such as the alliance between Walgreens and Cencora, Inc., the alliance between Rite Aid and McKesson Drug Company, and the alliance between CVS Caremark and Cardinal Health. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

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

We generally begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand-name drug equivalent. The development process, including drug formulation, testing, and FDA review and approval, often takes three or more years. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the over-the counter (“OTC”) market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.

The use of legal, regulatory and legislative strategies by brand competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may have an adverse effect on our business.

Brand drug companies often pursue strategies that may serve to prevent or delay competition from our generic alternatives to their branded products. These strategies may include, but are not limited to, using certain tactics with our regulators that could delay our product approvals, restricting our access to samples needed for our testing or using the legal system or other IP-related or regulatory mechanisms to severely delay or disrupt our process. These and other strategies by brand competitors, as well as the potential impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, delay or prevent such introduction and/or significantly reduce the profit potential of our products.

The risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products, which could have a material adverse effect on our business, results of operations and financial condition.

With respect to our branded products which do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval. There are substantial filing fees for NDAs that are not refundable if FDA approval is not obtained.

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

Developing and commercializing branded pharmaceutical products is generally more costly than developing and commercializing generic products. To grow and achieve success in our branded product business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical R&D, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or IP rights of others. Products that do reach the market may ultimately be subject to recalls or other suspensions in sales. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Because there is a high rate of failure inherent in the R&D process of new products, there is a significant risk that funds invested in R&D will not generate financial returns. We cannot be certain when or whether any of our products currently under development will be approved or launched or whether, once launched, such products will be commercially successful. We may be required to spend several years and incur substantial expense in completing certain clinical trials. The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market. We rely on independent third-party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations. If regulatory authorities determine that we have not complied with regulations in the development of a product candidate, they may refuse to accept trial data from the site and/or not approve the product candidate, and we would not be able to market and sell that product. If we are not able to market and sell our products after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

The results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. The completion of clinical trials for our product candidates may be delayed or halted for a variety of reasons in addition to the reasons noted above.

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

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our IT systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our IT infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use IT networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our IT infrastructure; as a result we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our IT systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, such as phishing or ransomware attacks, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including as a result of extreme weather events, such as fires, floods, hurricanes, or tornadoes or as the result of the use of AI or other new technologies. For example, in 2023, certain third-party file transfer services were attacked and compromised, which impacted certain of our vendors and ultimately certain of our information including personally identifiable information of enrolled employees and dependents in certain cases.

Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address these risks. Like other public companies, our computer systems and those of our third-party vendors and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious code (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations, which have caused, and may continue to cause, disruptions to our operations. For example, we have been the victim of phishing attempts, some of which have been successful in evading detection and blocking. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. Over time, however, the sophistication of these threats continues to increase. Our reliance on unsupported and vulnerable operating systems and other software in certain cases may increase both the likelihood and potential severity of cyber incidents. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. Our efforts may not prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Artificial intelligence-based platforms may present new risks and challenges to our business.

AI technologies may exacerbate existing risks, including risks associated with data privacy, cybersecurity, IP, healthcare fraud and abuse, drug development and manufacturing, and risks to patients or human subjects in clinical trials. AI also introduces new risks, due to the autonomous nature of the technology, which, in some cases, may be deployed to perform tasks, inform decisions, automate decisions, and make predictions. AI may amplify biased and discriminatory decision making, perform unreliably and malfunction, generate insights which are difficult to interpret and explain, and cause direct harm to individuals or groups.

Regulators are proposing, adopting, and implementing new AI laws and regulations. We may be required to change our business practices and policies as a result of such laws and regulations and may incur substantial compliance-related costs.

Regulators are also using existing laws and regulations to take enforcement actions related to the deployment of AI in ways that result in non-compliance with current laws and regulations. If we fail to comply with AI laws and regulations, we may be subject to sanctions, fines, and reputational damage, orders to stop certain processing of personal data, orders to delete certain data or destroy AI algorithms derived from data collects, legal action on behalf of impacted individuals or other enforcement or other actions. If we fail to take steps to protect our confidential data, trade secrets, IP and personal data, we may be subject to legal, regulatory, financial, and reputational risks.

AI technologies present significant opportunities and risks to our business. Harnessing AI’s transformative potential may enable us to speed up the discovery and development of new drugs, optimize our manufacturing processes, and drive efficiencies. Our failure to use AI technologies in a way that maintains trust, quality and control in our business activities and to capitalize on opportunities presented by AI may also place us at a competitive disadvantage. Failure to address AI risks will reduce our ability to deliver strategic objectives. Also, investments in AI may not realize the benefits that were anticipated.

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

Catastrophic events, including severe weather events, war and terrorist attacks, may negatively affect our business and results of operations.

We rely on our network infrastructure and enterprise applications, internal technology systems and websites to run our business as well as our or our third-party partners’ physical facilities, such as our R&D or manufacturing premises. In addition, we rely on third-party hosted services. A disruption, infiltration or failure of these systems, facilities or third-party hosted services in the event of a hurricane, tsunami, tornado, earthquake, wildfire or flooding or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of IP, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from conducting our day-to-day activities and could disrupt the operation of our supply chain. For example, we source some of our APIs from the Middle East region, and the armed conflicts that have escalated in the area since October 2023 could threaten our ability to obtain these important inputs. Also, recent attacks by the Houthi movement, which controls parts of Yemen, on merchant ships in the Red Sea has resulted in a significant increase in our shipping costs. Separately, certain of our products utilize a contract manufacturing company in Taiwan, and an escalation of tensions between China and Taiwan could impair or prevent altogether our ability to source these products. A catastrophic event that results in the destruction or disruption of any of our or our third-party partners’ business centers, manufacturing facilities, data centers, R&D or manufacturing facilities, or our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event. Additionally, the impacts of the changing weather on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Our business interruption plans may be insufficient to mitigate these, and any other, catastrophic events.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Concern over severe weather may also result in new or additional legal or regulatory requirements designed to mitigate the effects of severe weather on the environment and businesses. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, as well as an increase in costs associated with monitoring, tracking and reporting ESG related information to regulatory bodies, which may adversely affect our business, results of operations or financial condition.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that, if implemented, will impose broad climate-related disclosure obligations on certain companies doing business in California, including us. Other U.S. states’ legislatures are considering enactment of similar rules and regulations. In addition, the European Union (“EU”) enacted the Corporate Sustainability Reporting Directive (“CSRD”) legislation in January 2023 which requires certain reporting and disclosure relating to ESG matters for companies whose business and assets exceed certain thresholds within EU countries. Due to our subsidiaries in Ireland, the CSRD requirements will apply to us for 2025 reporting, which will require significant preparatory work to comply with the reporting rules. Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

IP and Licensing Risks

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

Our competitors or other third parties may allege that we are infringing upon their IP, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to "at-risk" product launches, could have a material adverse effect on our business, financial position and results of operations.

Companies that produce branded pharmaceutical products routinely bring litigation against ANDA filers or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products alleging patent infringement or other violations of IP rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Similarly, companies that produce biologics may bring litigation against abbreviated Biologics License Application (“aBLA”) filers that seek regulatory approval to manufacture and market biosimilars. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic and/or biosimilar products. If valid and enforceable patents are infringed by our products, we would need to delay selling the infringing generic product unless we could obtain a license from the patent holder, and, if we were already selling the infringing product, cease selling and potentially destroy existing product stock.

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

We depend on our ability to protect our IP and proprietary rights.

Our success depends on our ability to protect and defend the IP rights associated with our current and future products. If we fail to protect our IP adequately, competitors may manufacture and market products similar to, or that may be confused with, our products, and our generic competitors may obtain regulatory approval to make and distribute generic versions of our branded products. Some patent applications in the U.S. are maintained in secrecy or are not published until the resulting patents issue.

We also cannot be certain that patents will be issued with respect to any of our patent applications or that any existing or future patents issued to or licensed by us will provide competitive advantages for our products or will not be challenged, invalidated, circumvented or held unenforceable in proceedings commenced by our competitors or other third parties. Furthermore, our patent rights may not prevent or limit our present and future competitors from developing, making, importing, using or commercializing products that are functionally similar to our products. We rely particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by registering and using marks; and by entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties. We use this approach to protecting our IP in large part because few of our products are protected by patents. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that we will have recourse to adequate remedies in the event of a breach of such agreements. Disputes may arise concerning the ownership of IP or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not be independently developed or otherwise become known by our competitors or, if patents are not issued with respect to our internally developed products, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our IP rights may be costly, time-consuming and/or ultimately unsuccessful. We cannot be sure that we will have the resources to protect our own rights against infringement by third parties. Our inability to protect our IP and proprietary rights could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In the ordinary course of our business, we may also be subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties. These matters may include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, securities law, customs, import/export, government contract compliance, financial controls or reporting, IP, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar matters. In addition, government investigations related to the use of our generic drug products may cause reputational harm to us. Negative publicity, whether accurate or inaccurate, about the efficacy, safety or side effects of our generic drug products or product categories, whether involving us or a competitor, could materially reduce market acceptance of our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs to defend or settle, restrictions on product use or sales, or otherwise injure our business.

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. The U.S. Department of Health and Human Services has declared the widespread addiction to and abuse of such products a public health emergency, and the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the DEA has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. We derive substantial revenues from the sale of certain controlled drug substances that are subject to specific aggregate production quotas established and administered by the DEA in accordance with governing laws and regulations. Our inability to secure our quota allocation, the DEA’s decision to allocate quota in an amount less than the amount we requested, or a delay by the government in the issuance of the quota for these substances can result in a substantial impact to our revenues.

State governments have also taken steps to impose surcharges or taxes on opioid manufacturers or distributors. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. Refer to Note 21. Commitments and Contingencies - Prescription Opioid Litigation for more information regarding opioid-related litigation involving us.

We are subject to United States federal and state laws related to healthcare fraud and abuse and health information privacy and security, and the failure to comply with such laws may adversely affect our business.

In the U.S., many of our products are eligible for reimbursement under federal and state health care programs such as Medicaid, Medicare, TRICARE, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are, and will be, applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.

The domestic and foreign laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, as a means of inducing, or in exchange for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) U.S. federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and our implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information and place restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians, physician assistants, advanced practice nurses and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members, and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TRICARE program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health and other sensitive information in certain circumstances, such as the requirements under the European Union’s General Data Protection Regulation and certain U.S. state privacy laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of certain of these laws, including the fraud and abuse laws may result in severe penalties against us and/or our responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Additionally, these risks may be compounded by our rapid international expansion. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that we could incur judgments or enter into settlements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

Approvals for our new generic drug products may be delayed or become more difficult to obtain if the FDA institutes changes to its approval requirements. Similarly, the FDA could change the approval or post-approval regulatory requirements for new drug applications.

The FDA may institute changes to its user fee structure, such as implementing new or additional fees similar to the fees imposed by the GDUFA and its third iteration (GDUFA III), which may make it more difficult or expensive for us to obtain approval for our new generic products. The FDA may also implement changes to the ANDA approval or post-approval regulatory requirements that may directly affect some of our ANDA filings pending approval from the FDA or our already-approved products, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects or the marketing of certain approved products. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

As part of commercializing our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from governmental authorities and private health insurers and other organizations, such as HMOs and managed care organizations (“MCOs”). The drug pricing reforms in the IRA have impacted, and may impact in the future, the prices of certain of our products. For example, rebates related to the IRA reduced our net revenue for the year ended December 31, 2023 by $7.9 million. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as “healthcare reform.” A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. For example, the legislation includes measures that (i) significantly increase Medicaid rebates through the expansion of the program; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) apply a 75% discount to Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the CMS within the Department of Health and Human Services.

The CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the Medicare Part D benefit, and the OIG has issued regulations and other guidance in connection with the Medicare Part D program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no guarantee that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of those products, which could significantly harm our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could materially adversely affect our anticipated revenues and results of operations. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on our business. Future rulemaking and reform, including repeal of existing laws, including healthcare reform laws, with respect to the healthcare and pharmaceutical industries, could increase rebates, reduce prices or the rate of price increases for healthcare products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rule making, reform or repeal of healthcare laws.

We depend on third-party agreements for a portion of our product offerings and any failure to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.

We have broadened our product offering by entering into a variety of third-party agreements covering any combination of joint development, supply, marketing and/or distribution of products. We cannot provide assurance that the development, supply, marketing and/or distribution efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements with favorable terms for additional products. Any alteration to, or termination of, our current distribution and marketing agreements, failure to enter into new and similar agreements, or interruption of our product supply under such agreements, could have a material adverse effect on our business, condition (financial and otherwise), prospects or results of operations.

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

We can give no assurance that we will be able to settle current or future actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of any liability we have recorded. Accordingly, such actions could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Failure to comply with our government contracting regulations could adversely affect our business and results of operations.

Our AvKARE segment generates a substantial amount of its net revenue from government contracts. Contracts with federal, state, and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance, and are subject to regular audits and investigations. Any failure by us to comply with the government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from future government business. Such failures could also cause reputational damage to our business. In addition, some of AvKARE’s contracts provide for termination by the government, without cause. If one or more of our government contracts is suspended or terminated or if we are suspended, debarred or otherwise restricted from future government work, our business, results of operations and financial condition could suffer.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial health.

As of December 31, 2023, we had $2.7 billion of total indebtedness, comprised of $2.4 billion, $192.0 million and $179.0 million in borrowings outstanding on the Term Loan Due 2028, Term Loan Due 2025 and Amended New Revolving Credit Facility, respectively. As of December 31, 2023, we had an ability to borrow up to an additional $253.2 million under our revolving credit facilities, comprised of $225.2 million and $28.0 million of available capacity under the Amended New Revolving Credit Facility and the Amended Rondo Revolving Credit Facility, respectively.

Our substantial level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

•expose us to unhedged interest rate fluctuations (such as recent increases in interest rates from 2022 through 2023, which may to continue into 2024 and potentially beyond) because the interest on certain debt under the credit facilities is imposed at variable rates;
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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2023, we had approximately $2.7 billion of total indebtedness. During 2024, we expect to make $58.8 million in principal payments on the Term Loan Due 2028. We expect to make interest payments totaling $274.6 million, excluding the impact of our interest rate swap and borrowings under our Amended New Revolving Credit Facility, during 2024 related to the Term Loan Due 2028 and the Term Loan Due 2025. Refer to Note 16. Debt and “Commitments and Contractual Obligations” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our credit agreements restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations when due. Any of these circumstances, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations, including our indebtedness.

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

Our credit agreements contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to, among other things: incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments or sell assets.

A breach of the covenants under such credit agreements could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. In the event our lenders accelerated the repayment of the borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on us. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional financing and unable to compete effectively. These restrictions may affect our ability to grow in accordance with our strategy.

Economic, Political and Financial Risks

Our current operations in, and potential expansion into additional international markets subjects us to increased regulatory oversight both in those international markets and domestically as well as regulatory, economic, social and political uncertainties, which could cause a material adverse effect on our business, financial position and results of operations.

We are subject to certain risks associated with having substantial assets and operations located in foreign jurisdictions, including our operations in India and Ireland, as well as related to our distribution activities being initiated in new geographies outside the U.S. and India. Over the past several years, we have significantly expanded our Indian operations, and we may in the future expand our international business and operations in these jurisdictions or into jurisdictions in which we have limited operating experience, including with respect to seeking regulatory approvals, marketing or selling products.

Our international operations may be adversely affected by general economic conditions (including inflation, expropriation and other government actions), economic and fiscal policy (including changes in exchange rates and controls, interest rates and taxation policies), changes in IP protections and remedies, trade regulations, tax laws, and increased government regulation (including those affecting approval, production, pricing, and marketing of, reimbursement for and access to our products). With respect to India, our operations could also be adversely affected by any reversal of India’s recent economic liberalization and deregulation policies, as well as social instability and other political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, armed hostilities or unstable government and legal systems could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act or similar anti-bribery laws, and could subject us to liability under such laws despite our efforts to comply. Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable. Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments) or other means of cost control. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating any applicable laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our expanding international operations or how foreign governments will interpret existing or new laws.

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that may not turn out to be commercially advantageous, or may require additional debt or equity financing, which could increase our leverage and/or dilute equity holders.

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

Global efforts to contain health care costs continue to exert pressure on product pricing and market access to pharmaceutical products. In many international markets, government-mandated pricing actions have reduced prices of patented drugs, and it is possible that the U.S. may adopt similar measures to reduce drug prices to consumers. Some countries may be subject to periods of financial instability, may have reduced resources to spend on healthcare or may be subject to economic sanctions, and our business in these countries may be disproportionately affected by these changes. Continued concerns about the systemic impact of potential geopolitical issues and economic policy uncertainty, particularly in areas in which we operate, could potentially cause economic and market instability in the future and could adversely affect our business, including our financial performance. These conditions may also result in decreased consumer spending, including spending on our products.

Challenging economic conditions have resulted, and may continue to result, in tighter credit conditions. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which could adversely affect the ability of our third-party distributors, partners, manufacturers and suppliers to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations and adversely affect our financial performance.

We have increased exposure to tax liabilities, including foreign tax liabilities.

As a U.S. company with subsidiaries in, among other countries, India, Switzerland, Ireland and the United Kingdom, we are subject to, or potentially subject to, income and other taxes in these jurisdictions as well as the U.S. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross-border arrangements among foreign subsidiaries in relation to various aspects of our business, including R&D activities and manufacturing. Tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions. Any such challenges may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and may have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.

In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate. The “Pillar One” global profit allocation proposal would not apply to us, since it generally applies to companies with global revenues exceeding €20 billion (approximately $22 billion using the exchange rate as of December 31, 2023). We have begun to evaluate the “Pillar Two” proposal which focuses on a global minimum tax of at least 15%. Legislation for the “Pillar Two” proposal has been enacted or substantively enacted in certain jurisdictions in which we operate. The legislation will be effective with the financial year beginning on January 1, 2024. While the Pillar Two effective tax rates in most of the jurisdictions in which we operate exceeds 15%, our provision for income taxes, net income and cash flows may be adversely impacted by the Pillar Two proposal.

In certain circumstances, we issue price adjustments and other sales allowances to our customers. Although we may establish liabilities based on our estimates of these amounts, if estimates are incorrect and the liabilities are inadequate, it may result in adjustments to these liabilities that may have a material adverse effect on our financial position and results of operations.

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

Based on estimates, we establish liabilities for sales allowances including, but not limited to: sales discounts and returns, chargebacks, sales volume rebates, shelf stocks, cash discounts, and Medicaid rebate obligations at the time of sale. Although we believe our liabilities are adequate as of the date of this report, we cannot provide assurances that our reserves will ultimately prove to be adequate. Increases in sales allowances may exceed our estimates for a variety of reasons, including unanticipated competition or an unexpected change in one or more of our contractual relationships. We will continue to evaluate the effects of competition and will record a price adjustment liability if and when we deem it necessary. Any failure to establish adequate liabilities with respect to sales allowances may result in a material adverse effect on our financial position and results of operations.

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

Generic pharmaceuticals have faced regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. If these trends continue or worsen, or if we experience further difficulty in this market or the specialty market, our revenues and profits in our Generics and Specialty segments may continue to be affected adversely. A decline in our market capitalization, even if otherwise due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill in both our Generics and Specialty segments and cause us to conduct an interim impairment test. A determination that all or a portion of our goodwill or other intangible assets is impaired, although a non-cash charge against earnings, could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Tax Receivable Agreement

We are required under a tax receivable agreement to make cash payments in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to a tax receivable agreement (“TRA”) with each of the members of the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (“Members” or the “Amneal Group”), dated May 4, 2018. On November 7, 2023, the TRA was amended as part of the Reorganization, and it may be further amended or supplemented from time to time. Under the November 7, 2023 amendment, the parties agreed to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized tax benefits. Therefore, under the TRA, we will be required to make cash payments to the Members and their permitted transferees equal to 75% of certain attributed tax benefits, if any, that we actually realize. The amount of the cash payments that we will be required to make under the TRA could be significant.

As discussed in Note 7, Income Taxes, we have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets (“DTAs”) subject to the TRA and, therefore, reversed substantially all of the liability under the TRA related to the tax savings we may realize from Amneal Common Units sold or exchanged through December 31, 2019. For the years ended December 31, 2023 and 2022, we recorded an expense associated with the TRA in other income, net of $3.1 million and $0.6 million, respectively. We did not record an expense associated with the TRA for the year ended December 31, 2021. As of December 31, 2023 and 2022, we had a TRA liability of $3.7 million and $0.6 million, respectively. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we could incur obligations approximating the $185.2 million unrecorded contingent TRA liability as of December 31, 2023. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and if a resulting TRA payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted by these matters. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA.

The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income and the tax rate in effect at the time of realization of the taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group has sold or exchanged all of their common units, as of the Reorganization, future Amneal tax deductions and obligations are no longer an associated risk.

In certain cases, payments under the TRA to the Members or their permitted transferees may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA continues to provide that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the TRA, then our obligations under the TRA to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. The parties agree that there was no change of control from the Reorganization.

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

Payments under the TRA will be based on the tax reporting positions that we determine, and the Internal Revenue Service or another tax authority may challenge all or part of the tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially adversely affect a recipient’s rights or obligations (including the amount or timing of payments) under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent of the Members. We will not be reimbursed for any cash payments previously made to the Members or their permitted transferees under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the Members or their permitted transferees are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the Members or their permitted transferees will be netted against any future cash payments that we might otherwise be required to make to Members or their permitted transferees under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the Members or their permitted transferees for a number of years following the initial time of such payment. As a result, payments could be made under the TRA in excess of the tax savings that we ultimately realize in respect of the tax attributes with respect to the Members or their permitted transferees.

Risks Related to Our Class A Common Stock

The Amneal Group owns a majority of our outstanding Class A Common Stock. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of December 31, 2023, the Amneal Group controlled the majority of the voting power of all of our outstanding shares of common stock. Accordingly, the Amneal Group has substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. This concentrated control could discourage a potential investor from seeking to acquire Class A common stock and, as a result, might harm the market price of that Class A common stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and our Third Amended and Restated Stockholders Agreement, dated November 7, 2023 (as amended to date, the “Stockholders Agreement”), the Amneal Group has the ability to designate and elect a majority of our board of directors. As of December 31, 2023, six out of eleven members of our board of directors (the “Board of Directors”), have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse to such interests.

In the ordinary course of their business activities, the Amneal Group may engage in activities where their interests conflict with our interests or those of our other stockholders. Our certificate of incorporation provides that the Amneal Group have no duty to refrain from engaging in the same business activities or similar business activities or lines of business in which we operate. The Amneal Group also may pursue business opportunities with any of our clients, customers or vendors that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The Amneal Group could also transfer control of us to a third-party by transferring its shares. In addition, members of the Amneal Group have pledged shares of our Class A common stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. In connection with these arrangements, we have entered into agreements with certain Amneal Group members and the lending institutions to whom their securities may be pledged. The voluntary or forced sale of some or all of these shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business. Similarly, a voluntary or forced sale could cause us to lose our “controlled company” status under the Nasdaq listing requirements, which would require us to comply over a transition period with certain corporate governance requirements from which we are currently exempt, including having a fully independent compensation committee. If all of our shares of Class A common stock were pledged to secure borrowings by members of the Amneal Group, a complete foreclosure could result in a change of control.

Future sales of shares by the Amneal Group could cause our Class A Common Stock price to decline.

The majority of our Class A common stock is held by the Amneal Group and is eligible for sale or transfer (subject to certain continuing restrictions). The Amneal Group may elect to sell their shares. If some or all of these shares are sold, or if it is perceived that they will be sold, the trading price of our Class A common stock could decline.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management & Strategy

Our cybersecurity program includes policies and procedures designed to protect our systems and operations as well as sensitive information and data from anticipated cybersecurity threats. This program is a key component of our approach to enterprise risk management.

Key Processes

Our cybersecurity defenses include multiple layers of processes and technologies that can help prevent, detect and respond to cybersecurity threats. We administer multiple cybersecurity-related training and awareness events annually. These include baseline cybersecurity training for all new employees and an annual, mandatory, interactive cybersecurity training for all who are assigned our user accounts, and frequent cybersecurity topic awareness broadcast emails and targeted training to specific user groups. Additionally, we use a variety of detective and preventive technologies, including:

•email threat detection;
•endpoint detection and response;
•a 24 hours a day, 7 days a week security operations center that monitors system log telemetry and threat intelligence via a security incident and event management platform;
•vulnerability scanning on both internal and externally-facing infrastructure;
•next-generation firewalls with geographic access restriction for sensitive externally-facing systems;
•multi factor authentication for remote access and certain internal systems;
•domain name service threat detection; and,
•internal incident response procedures based on NIST Special Publication 800-61.

We also conduct periodic phishing attack simulations to evaluate users’ vulnerability to emerging email threats. We conduct remediation training where failures occur. On a quarterly basis, our cybersecurity team also conducts scenario-based tabletop exercises with critical business teams to simulate disasters and cyberattacks. The tabletop exercises test and fine-tune our business continuity plans and incident response procedures.

Program Assessments

Our cybersecurity processes are evaluated as part of an ongoing assessment of our internal control environment, which are informed by the five pillars of the NIST Cybersecurity Framework (“NIST CSF”). We employ a third-party service provider to conduct periodic penetration tests and scan different parts of our IT environment for potential vulnerabilities. We prioritize critical or high vulnerabilities for swift remediation. Additionally, we employ a third-party service provider for continuous cybersecurity risk and vulnerability monitoring. We make continuous adjustments to system and network configurations to mitigate or remediate identified vulnerabilities.

Incident Response

Cybersecurity incident response procedures are informed by NIST Special Publication 800-61, and continuously improved following quarterly exercises and live incidents. Incident response emphasizes rapid containment following detection of a range of threats including:
•repeated login failures;
•suspicious network traffic;
•malware detection; and,
•other threats as prioritized through a combination of industry threat intelligence via the Healthcare Information Sharing and Analysis Center and the Company’s security operation center.

Third-party Risk Management

We focus on further building cybersecurity resiliency throughout our value chain. We perform risk management via an industry third-party risk management service provider for all critical vendors, partners, and systems (including third-party hosted information systems) meeting our risk management policy criteria, to minimize the likelihood and impact of malicious cybersecurity incidents. During the onboarding phase, our cybersecurity team under the direction of the Sr. Director Information Security, Compliance, and Privacy, performs a technological risk assessment on, and utilizes certain tools to detect external risk posed by, the vendor, partner and/or system. Vendors identified as posing elevated risk are escalated to senior management for informed risk tolerance determination. Following the onboarding phase, the cybersecurity team continuously monitors risks related to the vendor, partner and/or system. All third-party cybersecurity incidents are tracked though the third-party service provider and are communicated to our cybersecurity team upon discovery. We prioritize our mitigation of cybersecurity risks based on relative severity (e.g., critical risk, high risk, low risk) and document a mitigation plan that details a resolution timeline.

Risks

Identified cybersecurity risks, including third-party risks and internal risks, are documented and managed in a risk register, which is reviewed monthly with leaders of our internal audit, compliance, and IT departments to ensure visibility and consensus in a separation-of-duties structure. Risks are stratified according to a standard calculus of probability, severity and materiality.

As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. However, a significant cybersecurity incident may materially impact our business strategy, results of operations and financial condition. Such significant cybersecurity incidents include, but are not limited to:

•ransomware infiltrating our critical systems resulting in production delays and/or loss of critical information;
•cyber theft of our IP;
•cyber theft of customer and/or patient information;
•cyberattack on a critical partner that disrupts our supply chain and/or services; and,
•cyberattacks that significantly impact our brand perception.

As discussed more fully under Part 1, Item 1A, Risk Factors, “We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks,” the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner

Board Oversight and Management’s Responsibilities

Board Oversight

While our Board of Directors is ultimately responsible for risk oversight, committees of the Board of Directors assist in fulfilling oversight responsibilities in certain areas of risk. The Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing risks from cybersecurity threats. The Audit Committee receives cybersecurity updates from IT leadership at least twice a year. When meeting with the Audit Committee, the IT leadership team highlights significant accomplishments and issues related to our IT infrastructure, including cybersecurity incidents, risks, industry trends, notable incidents facing other companies, incident preparedness and other developments. The Audit Committee also receives updates regarding progress on initiatives to further align with the five pillars of the NIST CSF. These briefings are designed to provide visibility to the Audit Committee about the identification, assessment, and management of critical risks, audit findings, and management’s risk mitigation strategies.

Management Oversight

Our IT department, in conjunction with the compliance department, assess and manage risks related to cybersecurity. The Sr. Director of Global Information Security, Compliance, Privacy, is the primary management personnel responsible for our cybersecurity program. He has more than twenty years of experience as an information security specialist and holds various cybersecurity professional certifications, including as a Certified Information Security Manager by the Information Systems Audit and Control Association and a Certified Information Systems Security Professional by the International Information System Security Certification Consortium. In addition, the department heads for IT and internal audit have industry recognized credentials and extensive experience in the area of cybersecurity. Specific cybersecurity incidents are tracked by a third-party service provider through a ticketing system.

Should cybersecurity issues arise throughout the quarter, management would determine whether a cybersecurity incident was material and decide on appropriate reporting and mitigation measures. Following this determination, management would promptly schedule a meeting with the Audit Committee.
Item 2. Properties
Amneal owns or leases numerous properties in domestic and foreign locations. Amneal’s principal properties include manufacturing facilities, R&D laboratories, warehouses, and corporate offices. Our properties are generally used to support the operations of our Generics, Specialty and AvKARE segments.

Our significant properties are as follows:

Property Address	Legal Status	Purpose
Bridgewater, New Jersey	Leased	Executive Office
Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
Glasgow, Kentucky	Leased	Warehouse
Yaphank, New York	Leased	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Piscataway, New Jersey	Leased	Warehouse
Piscataway, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	R&D, manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Warehouse
East Hanover, New Jersey	Leased	Warehouse
Bridgewater, New Jersey	Leased	R&D
Yaphank, New York	Leased	Manufacturing, R&D, Quality and Regulatory
Pulaski, Tennessee	Leased	Warehouse and office space
Philadelphia, Pennsylvania	Leased	Warehouse and office space
Fountain Run, Kentucky	Leased	Warehouse and office space
Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
Ahmedabad, Gujarat, India	Owned	Oral Solids Manufacturing and R&D
Matoda, Gujarat, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Ahmedabad, Gujarat, India	Leased	R&D (Injectables), Corporate Office
Ahmedabad, Gujarat, India	Leased	Corporate Office
Ahmedabad, Gujarat, India	Leased	Warehouse
Mahabubnagar, Telangana, India	Leased	Oncology R&D and Manufacturing
Visakhapatam, Apandhra Pradesh, India	Owned	API Manufacturing and R&D
Bharuch, Gujarat, India	Leased	API Manufacturing
Ahmedabad, Gujarat, India	Leased	R&D
Mehsana, Gujarat, India	Owned	Injectables Manufacturing
Ahmedabad, Gujarat, India	Leased	Office space
Ahmedabad, Gujarat, India	Owned	Biologics manufacturing
Ahmedabad, Gujarat, India	Owned	Injectables Manufacturing and R&D
Mumbai, Maharashtra, India	Leased	Office Space
Ahmedabad, Gujarat, India	Leased	Warehouse
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 21. Commitments and Contingencies and is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Effective December 27, 2023, our Class A common stock began trading under the symbol “AMRX” on the Nasdaq Stock Market LLC (“Nasdaq”). Our Class A common stock previously traded on the New York Stock Exchange. According to the records of our transfer agent, we had 170 holders of record of our Class A common stock as of February 29, 2024. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A common stock with the cumulative total returns of the Nasdaq Composite Total Return Index, the Russell 2000 Index and the Dow Jones U.S. Select Pharmaceuticals Index for the period from December 31, 2018 to December 31, 2023, assuming the investment of $100 on December 31, 2018, and the reinvestment of dividends. For the years ended December 31, 2023 and December 31, 2022, we utilized the Russell 2000 Index as a broad equity market index for purposes of meeting the disclosure requirements of Regulation S-K Item 201(e)(1)(i) and the Dow Jones U.S. Select Pharmaceuticals Index as a published industry index for purposes of meeting the disclosure requirements of Regulation S-K Item 201(e)(1)(ii)(A). The Class A common stock price performance shown on the graph only reflects the change in our Class A common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
Amneal Pharmaceuticals, Inc.
NASDAQ Composite Total Return Index
Russell 2000 Index
Dow Jones U.S. Select Pharmaceuticals Index
DOLLARS
260
240
220
200
180
160
140
120
100
80
60
40
20
0
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023

Dividends
We have never paid cash dividends on any class of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business or to reduce our debt.
Issuer Purchases of Equity Securities
We did not purchase any shares of our Class A common stock during the three months ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including retail generics, injectables, biosimilars and specialty branded pharmaceuticals. We operate principally in the United States (“U.S.”), India, and Ireland, and sell to wholesalers, distributors, hospitals, governmental agencies, chain pharmacies and individual pharmacies, either directly or indirectly.
Prior to the Reorganization (as defined herein), the Company was a holding company, whose principal assets were common units (the “Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). As of September 30, 2023, we held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, we implemented a plan pursuant to which the Company and Amneal reorganized and simplified our corporate structure by eliminating our umbrella partnership-C-corporation structure and converting to a more traditional structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, the Company holds 100% of the Amneal Common Units and consolidates the financial statements of Amneal and its subsidiaries. Refer to Note 1. Nature of Operations in our consolidated financial statements for additional information about the Reorganization.
Although we had a minority economic interest in Amneal prior to March 31, 2023, we were Amneal’s sole managing member, having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, we consolidated the financial statements of Amneal and its subsidiaries prior to the Reorganization. We recorded non-controlling interests for the portion of Amneal’s economic interests that we did not hold prior to the Reorganization.
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
For a discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Results of Operations” and “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.
Overview
Segments
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes over 260 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics, films, transdermal patches and topicals. We focus on developing products with substantial barriers-to-entry resulting due to complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on our financial results. The entrance into the market of additional competition generally has a negative impact on the volume and/or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of our control.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes RYTARY®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to RYTARY®, our promoted Specialty portfolio also includes

UNITHROID® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and ONGENTYS® (opicapone), an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes, which we commenced selling in early 2024 under a license agreement with BIAL.
On June 30, 2023, we received a complete response letter (“CRL”) from the FDA regarding our new drug application (“NDA”) for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. During October 2023, we met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked us to complete a QT study, a routine cardiac safety study that is required for new drugs. We completed the QT study and resubmitted our NDA for IPX203 on February 7, 2024.
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
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, which service the Department of Defense and Department of Veteran Affairs. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to Item 1. Business and Item 1A. Risk Factors in this Form 10-K.
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business experienced an increase in costs due to inflation of approximately $15.0 million for the year ended December 31, 2023. We expect an inflationary impact of approximately $15.0 million to $20.0 million for the year ending December 31, 2024. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$2,393,607	$2,212,304	$181,303	8.2%
Cost of goods sold	1,573,042	1,427,596	145,446	10.2%
Gross profit	820,565	784,708	35,857	4.6%
Selling, general and administrative	429,675	399,700	29,975	7.5%
Research and development	163,950	195,688	(31,738)	(16.2)%
In-process research and development impairment charges	30,800	12,970	17,830	137.5%
Intellectual property legal development expenses	3,828	4,358	(530)	(12.2)%
Acquisition, transaction-related and integration expenses	—	709	(709)	(100.0)%
Restructuring and other charges	1,749	1,421	328	23.1%
Change in fair value of contingent consideration	(14,497)	731	(15,228)	nm
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
Charges related to legal matters, net	1,824	269,930	(268,106)	(99.3)%
Other operating income	(1,138)	(3,960)	2,822	(71.3)%
Operating income (loss)	204,374	(94,928)	299,302	nm
Total other expense, net	(244,644)	(153,199)	(91,445)	59.7%
Loss before income taxes	(40,270)	(248,127)	207,857	(83.8)%
Provision for income taxes	8,452	6,662	1,790	26.9%
Net loss	$(48,722)	$(254,789)	$206,067	(80.9)%
nm - not meaningful
Net Revenue
Net revenue for the year ended December 31, 2023 increased 8.2% from the prior year primarily due to:
•Growth in our Generics segment of $39.3 million primarily due to new generics products launched in 2023 and 2022, which included biosimilars that contributed $62.6 million and new generic products that contributed $47.4 million, partially offset by price erosion. Net revenue for the year ended December 31, 2023 included a non-recurring customer order of $21.0 million.
•Growth in our AvKARE segment of $125.6 million primarily driven by growth in our distribution and government channels resulting from new product introductions.
•Growth in our Specialty segment of $16.3 million primarily driven by growth in our endocrinology portfolio of $21.0 million, or 23.8% and a $2.2 million, or 1.2% increase in our neurology portfolio, which was negatively impacted by Medicare rebates associated with the Inflation Reduction Act of approximately $6.4 million. Excluding these rebates, net revenue from our neurology portfolio increased 4.7%.
Cost of Goods Sold and Gross Profit

Cost of goods sold increased 10.2% for the year ended December 31, 2023 as compared to the prior year. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume, a $25.0 million increase in marketed product intangible asset impairment charges primarily related to a reduction in promotional focus on LYVISPAH™ in our Specialty segment, and an increase in the inventory provision, partially offset by efficiencies in our supply costs. Cost of goods sold for the year ended December 31, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue decreased to 34.3% for the year ended December 31, 2023 from 35.5% in the prior year, primarily as a result of the factors noted above.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2023 increased 7.5% as compared to the prior year primarily due to increases in employee compensation, higher costs associated with our biosimilar launches, higher freight charges driven by increased sales volume, and higher professional fees associated with the Reorganization, partially offset by a decrease of $5.0 million associated with a biosimilar regulatory approval in the prior year.
Research and Development
R&D expenses for the year ended December 31, 2023 decreased 16.2% from the prior year primarily due to lower project spend of $17.3 million, a decrease in in-licensing and upfront milestone payments of $2.5 million and operating efficiencies in our infrastructure.
In-Process Research and Development Impairment Charges
In process research and development (“IPR&D”) impairment charges of $30.8 million for the year ended December 31, 2023 were related to one Generics asset and one Specialty asset, both of which experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows. IPR&D impairment charges of $13.0 million in the prior year were related to one Generics asset which experienced a delay in its expected launch date and one Generics asset which experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows.
Change in Fair Value of Contingent Consideration
Refer to Note 19. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $15.2 million decrease in the change in fair value of contingent consideration for the year ended December 31, 2023 as compared to the prior year was primarily related to a reduction in promotional focus on LYVISPAHTM.
Charges Related to Legal Matters, Net
For the year ended December 31, 2023, charges related to legal matters, net was $1.8 million, comprised of $3.9 million in charges associated with Generics civil prescription opioid litigation, a $3.0 million charge for the settlement of a Generics customer claim, a $3.0 million charge for the settlement of Generics commercial antitrust litigation, and a $1.9 million charge for the settlement of a corporate stockholder derivative lawsuit, partially offset by a $10.0 million credit from the settlement of Generics patent infringement matters. For the year ended December 31, 2022, we recorded charges of $269.9 million primarily for the corporate Opana® ER antitrust litigation of $262.8 million and Generics segment civil prescription opioid litigation of $18.0 million, partially offset by corporate insurance recoveries associated with securities class actions of $15.5 million. For further details, refer to Note 21. Commitments and Contingencies.
Other Operating Income
Other operating income for the year ended December 31, 2023 and 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector in our Generics segment. Refer to Note 6. Government Grants for additional information.
Total Other Expense, Net
Total other expense, net increased 59.7% for the year ended December 31, 2023. The increase was primarily driven by a $52.3 million increase in net interest expense as a result of higher rates on our variable rate debt and a $40.8 million loss on refinancing the Term Loan Due 2025 and amending the New Revolving Credit Facility.
Provision For Income Taxes
The provision for income taxes was $8.5 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively. The effective tax rates for the years ended December 31, 2023 and 2022 were (21.0)% and (2.7%), respectively. The year-over-year change in the provision for income taxes was primarily related to the timing and mix of income, and to the release of liabilities for uncertain tax positions in 2022.

Generics
The following table sets forth the results of operations for our Generics segment (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$1,471,401	$1,432,073	$39,328	2.7%
Cost of goods sold	913,869	896,031	17,838	2.0%
Gross profit	557,532	536,042	21,490	4.0%
Selling, general and administrative	119,912	109,781	10,131	9.2%
Research and development	132,233	167,509	(35,276)	(21.1)%
In-process research and development impairment charges	26,500	12,970	13,530	104.3%
Intellectual property legal development expenses	3,708	4,251	(543)	(12.8)%
Acquisition, transaction-related and integration expenses	—	25	(25)	(100.0)%
Restructuring and other charges	211	821	(610)	(74.3)%
Insurance recoveries for property losses and associated expenses	—	(1,911)	1,911	(100.0)%
(Credit) charges related to legal matters, net	(64)	22,400	(22,464)	(100.3)%
Other operating income	(1,138)	(3,960)	2,822	(71.3)%
Operating income	$276,170	$224,156	$52,014	23.2%
nm - not meaningful
Net Revenue
Generics net revenue for the year ended December 31, 2023 increased 2.7% as compared to the prior year, primarily due to new generic products launched in 2023 and 2022, which included biosimilars that contributed $62.6 million and new generic products that contributed $47.4 million, partially offset by price erosion. Net revenue for the year ended December 31, 2023 included a non-recurring customer order of $21.0 million.
Cost of Goods Sold and Gross Profit
Generics cost of goods sold for the year ended December 31, 2023 increased 2.0% compared to the prior year primarily due to costs associated with increased sales volume and an increased inventory provision, partially offset by efficiencies in our supply costs. Cost of goods sold for the year ended December 31, 2023 included $11.0 million associated with the non-recurring customer order discussed above.
Generics gross profit as a percentage of net revenue increased to 37.9% for the year ended December 31, 2023 from 37.4% in the prior year as a result of the factors described above.
Selling, General, and Administrative
Generics SG&A for the year ended December 31, 2023 increased by 9.2% compared to the prior year primarily due to an increase in employee compensation, higher costs associated with our biosimilar launches, and higher freight charges driven by increased sales volume, partially offset by a decrease of $5.0 million associated with a biosimilar regulatory approval in the prior year.
Research and Development
Generics R&D expense for the year ended December 31, 2023 decreased 21.1% compared to the prior year primarily due to lower project spend of $25.0 million and operating efficiencies in our infrastructure, including reduced employee compensation costs, partially offset by an increase in in-licensing and upfront milestone payments of $2.0 million.
In-Process Research and Development Impairment Charges
Generics IPR&D impairment charges of $26.5 million for the year ended December 31, 2023 were related to one asset that experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows. Generics IPR&D impairment charges of $13.0 million in the prior year were related to one asset that experienced a delay in its expected launch date and one asset that experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows.
(Credit) Charges Related to Legal Matters, Net
For the year ended December 31, 2023, Generics credit related to legal matters, net was $(0.1) million, comprised of a $(10.0) million credit from the settlement of patent infringement matters, net of $3.9 million in charges associated with civil prescription opioid litigation, a $3.0 million charge for the settlement of a customer claim, and a $3.0 million charge for the settlement of commercial antitrust litigation. For the year ended December 31, 2022, Generics charges related to legal matters, net were $22.4 million, primarily comprised of $18.0 million of charges for civil prescription opioid litigation. Refer to Note 21. Commitments and Contingencies for additional information.
Other Operating Income
Generics other operating income for the years ended December 31, 2023 and 2022 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector. Refer to Note 6. Government Grants for additional information.
Specialty
The following table sets forth the results of operations for our Specialty segment (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Net revenue	$390,457	$374,121	$16,336	4.4%
Cost of goods sold	214,277	182,432	31,845	17.5%
Gross profit	176,180	191,689	(15,509)	(8.1)%
Selling, general and administrative	88,137	90,031	(1,894)	(2.1)%
Research and development	31,717	28,179	3,538	12.6%
In-process research and development impairment charges	4,300	—	4,300	nm
Intellectual property legal development expenses	120	107	13	12.1%
Acquisition, transaction-related and integration expenses	—	49	(49)	(100.0)%
Restructuring and other charges	1,105	—	1,105	nm
Change in fair value of contingent consideration	(14,497)	731	(15,228)	nm
Operating income	$65,298	$72,592	$(7,294)	(10.0)%
nm - not meaningful
Net Revenue
Specialty net revenue for the year ended December 31, 2023 increased 4.4% as compared to the prior year, driven by the growth in our endocrinology portfolio of $21.0 million, or 23.8%, and a $2.2 million, or 1.2%, increase in our neurology portfolio, which was negatively impacted by Medicare rebates associated with the Inflation Reduction Act of approximately $6.4 million. Excluding these rebates, net revenue from our neurology portfolio increased 4.7%.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the year ended December 31, 2023 increased 17.5% as compared to the prior year primarily due to an increase in volumes and a $25.0 million increase in marketed product intangible asset impairment charges primarily related to a reduction in promotional focus on LYVISPAH™. Specialty gross profit as a percentage of net revenue decreased to 45.1% for the year ended December 31, 2023 as compared to 51.2% in the prior year as a result of the factors described above.
Selling, General, and Administrative
Specialty SG&A expense for the year ended December 31, 2023 decreased 2.1% as compared to the prior year primarily due to a decrease in third-party marketing spend for our promoted products.

Research and Development
Specialty R&D expense for the year ended December 31, 2023 increased 12.6% as compared to the prior year primarily due to an increase in project related spend of $7.7 million and increased employee compensation, partially offset by a decrease in in-licensing and upfront milestone payments of $4.5 million.
Change in Fair Value of Contingent Consideration
Refer to Note 19. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $15.2 million decrease in the change in fair value of contingent consideration for the year ended December 31, 2023 as compared to the prior year was primarily related to a reduction in promotional focus on LYVISPAHTM.
AvKARE
The following table sets forth the results of operations for our AvKARE segment (dollars in thousands):

	Years Ended December, 31		Increase
	2023	2022	$	%
Net revenue	$531,749	$406,110	$125,639	30.9%
Cost of goods sold	444,896	349,133	95,763	27.4%
Gross profit	86,853	56,977	29,876	52.4%
Selling, general and administrative	55,341	53,659	1,682	3.1%
Operating income	$31,512	$3,318	$28,194	849.7%
Net Revenue
AvKARE net revenue for the year ended December 31, 2023 increased 30.9% as compared to the prior year primarily driven by growth in our distribution and government channels resulting from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the year ended December 31, 2023 increased 27.4% as compared to the prior year, and gross profit as a percentage of net revenue increased to 16.3% for the year ended December 31, 2023 from 14.0% in the prior year primarily due to the increase in sales through our higher margin government channel, including higher margin new product introductions.
Selling, General, and Administrative
AvKARE SG&A expense for the year ended December 31, 2023 increased 3.1% as compared to the prior year primarily due to higher employee compensation.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements (as defined and described in Note 16. Debt), including $225.2 million of available capacity on our Amended New Revolving Credit Facility and $28.0 million of available capacity under the Amended Rondo Revolving Credit Facility as of December 31, 2023. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $60.0 million to $70.0 million during 2024 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, IT and facilities.

Debt Instruments
Over the next 12 months, we expect to make substantial payments for monthly interest and quarterly principal amounts due for our Term Loan Due 2028, monthly interest under our Term Loan Due 2025, and contractual payments for leased premises. Annually, we are also required to calculate the amount of excess cash flow payments, as defined in our term loan agreements. Based on the results of the excess cash flows calculation for the years ended December 31, 2023, 2022 and 2021, no excess cash flows principal payments were required. Based on the results of the excess cash flows calculation for the year ended December 31, 2020, the Company made a $14.4 million additional principal payment towards our Term Loan Due 2025 in March 2021.
In the year ended December 31, 2023, we paid the remaining outstanding principal under our Rondo Term Loan from cash on hand, of which we made prepayments totaling $63.0 million in excess of planned principal payments (refer to Note 16. Debt for additional information).
Legal Settlements
In January 2024, we paid $52.4 million to the plaintiffs of the Opana ER® antitrust litigation under the terms of the related settlement agreements with cash on hand (refer to Note 21. Commitments and Contingencies for additional information).
Tax Receivable Agreement
In 2018, we entered into a tax receivable agreement (“TRA”) for which we were generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we were deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization, the TRA was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of December 31, 2023, the contingent TRA liability, including the impact of the amendment, was $185.2 million.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group has exchanged all of its Amneal Common Units pursuant to the Reorganization, the primary remaining factor that could increase the contingent TRA liability is an increase in the effective tax rate. In addition, any future payments under the TRA may create additional basis adjustments, which may result in an additional layer of depreciation and amortization allocable to the Company, resulting in additional TRA payments. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized.
For further information, refer to Item 1A. Risk Factors and Note 7. Income Taxes.
Tax-related Distributions to Amneal Members
Prior to the Reorganization, Amneal was obligated to make tax distributions to the Members. For the years ended December 31, 2023, 2022, and 2021, the Company recorded net tax distributions of $56.7 million, $10.6 million, and $53.5 million, respectively, as a reduction of non-controlling interests. Subsequent to the Reorganization, we are no longer obligated to make tax distributions to the Members. There was no liability for tax distributions payable to the Members as of December 31, 2023 and 2022.
Cash Balances
At December 31, 2023, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.

Cash Flows
For a discussion comparing of our cash flows for the fiscal years 2022 to 2021, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.
The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Cash provided by (used in):
Operating activities	$345,577	$65,100	$280,477	430.8%
Investing activities	(69,189)	(174,309)	105,120	(60.3)%
Financing activities	(212,573)	(106,620)	(105,953)	99.4%
Effect of exchange rate changes on cash	65	(5,683)	5,748	(101.1)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$63,880	$(221,512)	$285,392	(128.8)%
Cash Flows from Operating Activities

Net cash provided by operating activities was $345.6 million for the year ended December 31, 2023 as compared to $65.1 million for the prior year. The year-over-year increase was primarily driven by increased profitability adjusted for non-cash items and timing of collections of receivables, partially offset by other working capital uses of cash.
Cash Flows from Investing Activities
Net cash used in investing activities was $69.2 million for the year ended December 31, 2023 as compared to $174.3 million for the prior year. The year-over-year decrease in net cash used in investing activities was primarily due to $84.7 million of cash paid to acquire the baclofen franchise from entities affiliated with Saol International Limited during the prior year period and a year-over-year decrease in cash paid for intangible assets associated with marketed product licenses.
Cash Flows from Financing Activities
Net cash used in financing activities was $212.6 million for the year ended December 31, 2023 as compared to net cash used in financing activities of $106.6 million for prior year. The year-over-year increase was primarily due to: (i) an increase in debt related costs due to the Refinancing (refer to Note 16. Debt) and (ii) an increase in tax distributions, partially offset by (i) a net increase in long-term debt (refer to Note 16. Debt) and (ii) a payment made in the prior year for the acquisition of the baclofen franchise of certain entities affiliated with Saol International Limited (refer to Note 3).

Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2023 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term Loan Due 2025 (1)	$191,979	$—	$191,979	$—	$—
Interest payments on Term Loan Due 2025 (1)	23,440	17,508	5,932	—	—
Term Loan Due 2028 (1)	2,351,647	58,791	117,582	2,175,274	—
Interest payments on Term Loan Due 2028 (1)	1,067,102	257,107	493,382	316,613	—
Amended New Revolving Credit Facility (2)	179,000	179,000	—	—	—
Operating lease obligations (3)	61,340	15,978	25,237	13,209	6,916
Financing lease obligation (4)	110,737	6,856	13,014	11,294	79,573
Opana ER® antitrust litigation settlements and associated interest (5)	52,415	52,415	—	—	—
Non-cancelable marketing and royalty obligations (6)	28,000	13,000	15,000	—	—
Total	$4,065,660	$600,655	$862,126	$2,516,390	$86,489
(1)A description of our Term Loan Due 2025 and Term Loan Due 2028, and related debt service and interest requirements is contained in Note 16. Debt. Interest on our Term Loan Due 2025 and Term Loan Due 2028 was calculated based on applicable rates at December 31, 2023, excluding the impact of our interest rate swap.
(2)A description of our Amended New Revolving Credit Facility is contained in Note 16. Debt. The table assumes the balance outstanding as of December 31, 2023 will be repaid by December 31, 2024. The actual balance outstanding may fluctuate significantly in future periods. The interest rate on borrowings under the Amended New Revolving Credit Facility resets every 30, 90 or 180 days based on the term that we select.
(3)Amounts represent future minimum rental payments under non-cancelable facility leases. A discussion of our operating lease obligations is contained in Note 18. Leases.
(4)Amounts primarily represent future minimum rental payments under a non-cancelable financing lease obligation for a production facility in New York. A discussion of our financing lease obligations is contained in Note 18. Leases.
(5)Refer to Note 21. Commitments and Contingencies for additional information.
(6)Represents minimum sales and marketing spending obligations and a minimum royalty obligation.
The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements and potential payments under our contingent consideration arrangements. Such payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 5. Alliance and Collaboration and Note 24. Related Party Transactions and a discussion of our contingent consideration arrangements is contained in Note 3. Acquisitions and Note 19. Fair Value Measurements. Additionally, the foregoing table does not include $44.2 million of aggregate principal and related interest due on the Sellers Notes as of December 31, 2023 (as defined in Note 16. Debt). The Sellers Notes are not included because the timing of the associated payments is dependent on the occurrence of future events. Refer to the section Rondo Acquisitions Financing – Notes Payable-Related Party in Note 16. Debt for a discussion of the terms of this indebtedness and descriptions of terms.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2023.
Critical Accounting Policies
Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies.
Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: certain sales-related deductions, business combinations (including contingent consideration) impairment of goodwill and intangible assets, income taxes and contingencies.
Certain Sales-Related Deductions
Our gross product revenue is subject to a variety of deductions, which are estimated and recorded in the same period that the revenue is recognized. Certain deductions represent estimates of rebates related to gross sales for the reporting period and, as such, knowledge and judgment of market conditions and practice are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
Historically, our changes of estimates reflecting actual results or updated expectations have not been material to our overall business. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with Medicaid rebates and sales returns are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.
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
In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors that we consider may include, but are not limited to, general economic conditions, our outlook, market performance of our industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, we determine the fair value of our reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, we recognize a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Our reportable segments are the same as the respective operating segments and reporting units. As of December 31, 2023, $366.3 million, $162.8 million, and $69.5 million of goodwill was allocated to our Specialty,

Generics, and AvKARE segments, respectively. During the fourth quarter of 2023, we tested our Specialty and Generics reporting units for impairment using a quantitative assessment and utilized a qualitative assessment for our AvKARE reporting unit. The determination of fair value in the quantitative assessment required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to: the selection of appropriate peer group companies, the discount rate, terminal growth rates, forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. For more information about goodwill, including our interim impairment test, see Note 13. Goodwill and Other Intangible Assets. There was no impairment of goodwill in any reporting unit for the year ended December 31, 2023.
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
For the year ended December 31, 2023, we recognized $66.9 million of intangible asset impairment charges, of which $36.1 million was recognized in cost of goods sold and $30.8 million was recognized in in-process research and development impairment charges. Cost of sales impairment charges for the year ended December 31, 2023 of $36.1 million primarily related to a reduction in promotional focus on LYVISPAH™ in our Specialty segment, resulting in significantly lower than expected future cash flows. IPR&D impairment charges for the year ended December 31, 2023 of $30.8 million were related to one Generics asset and one Specialty asset, both of which experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows.
For the year ended December 31, 2022, we recognized a total of $24.1 million of intangible asset impairment charges, of which $11.1 million was recognized in cost of goods sold and $13.0 million was recognized in in-process research and development impairment charges. Cost of sales impairment charges for the year ended December 31, 2022 of $11.1 million related to currently marketed products of which (i) one product experienced significant price erosion during 2022, resulting in significantly lower than expected future cash flows and negative margins, (ii) the supply agreement of one product was terminated during 2022 and therefore the asset was not recoverable and (iii) one product was no longer expected to be sold to a key customer, therefore, the asset was not recoverable. IPR&D impairment charges for the year ended December 31, 2022 of $13.0 million related to (i) one asset that experienced a delay in its expected launch date and (ii) one asset that experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows.

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
As of December 31, 2023, based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax loss and income both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs. Accordingly, as of December 31, 2023, this valuation allowance was $566.5 million and reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
As described in Item 1A. Risk Factors and Note 7. Income Taxes in our consolidated financial statements, we are a party to a TRA under which we are generally required to pay to the Amneal Group 75% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize and that are created as a result of tax benefits attributable to payments made under the TRA.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group has sold or exchanged all of their Amneal Common Units, effective with the Reorganization, there is no longer the associated risk of increased future obligations under the TRA (i.e., there cannot be further sales or exchanges giving rise to increased TRA liability occurring subsequent to December 31, 2023).

The projection of future taxable income involves significant judgment. Actual taxable income may differ materially from our estimates, which could significantly impact the timing and payment of the TRA. As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA; and, as of December 31, 2023 and 2022, we had not recognized the entire contingent liability under the TRA related to the tax savings we may realize from Amneal common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amount to approximately $185.2 million as of December 31, 2023, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $3.7 million accrued as of December 31, 2023. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
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
The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from our estimates and could have a material adverse effect on our results of operations and/or cash flows in any given accounting period, or on our overall financial condition.
For further details, see Note 21. Commitments and Contingencies.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2023 or December 31, 2022.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed in Note 16. Debt, we are party to term loans with an aggregate principal amount of $2.5 billion and an asset backed revolving credit facility under which loans and letters of credit up to a principal amount of $225.2 million are available as of December 31, 2023 (principal amount of up to $20.9 million remains available for letters of credit). The proceeds for any loans made under our asset backed revolving credit facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.
We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, we believe our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro and the Indian Rupee. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive (loss) income. Transaction gains and losses are included in the determination of our net (loss) income in our statements of operations. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future.
While it is difficult to accurately measure the impact of inflation, we estimate our business experienced an increase in costs due to inflation of approximately $15.0 million for the year ended December 31, 2023. We expect an inflationary impact of approximately $15.0 million to $20.0 million for the year ending December 31, 2024. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
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
At December 31, 2023 and 2022, we had $2.54 billion and $2.64 billion, respectively, of variable rate debt. Our debt as of December 31, 2023 comprised of our Term Loan Due 2028 with principal outstanding of $2.35 billion and our Term Loan Due

2025 with principal outstanding of $192.0 million. We estimated the fair values of the Term Loan Due 2028 and Term Loan Due 2025 using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2023 and 2022, we estimated the fair value of the Term Loan Due 2025 to be $190.8 million and $2.29 billion, respectively. At December 31, 2023, we estimated the fair value of the Term Loan Due 2028 to be $2.33 billion. At December 31, 2022, we estimated the fair value of the Rondo Term Loan to be $70.9 million.
In October 2019, we entered into an interest rate lock agreement for a total notional amount of $1.3 billion whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Term Loan Due 2025 (the “October 2019 Swap”). On May 31, 2023, we executed an amendment to the interest rate swap that changed the reference rate from LIBOR to the one-month secured overnight financing rate (“SOFR”). On November 14, 2023, in connection with our refinancing of the Term Loan Due 2025 and the New Credit Facility, as defined in Note 16. Debt, we novated the October 2019 Swap to another counterparty and, in connection with such novation, amended the October 2019 Swap. Specifically, the amendments modified (i) the fixed rate payable by the counterparty from 1.366% to a new fixed rate of 2.7877% and (ii) extended the termination date through May 4, 2027 (i.e., one year before the Term Loan Due 2028 matures). The amendments did not change the notional amount of $1.3 billion. Refer to Note 20. Financial Instruments for additional information. At inception and at year end, we assessed hedge effectiveness and determined it to continue to be highly effective. We also reviewed the credit standing of the counterparty at year end and deemed the counterparties to have the ability to honor their obligations. The fair value of the variable-to-fixed interest rate swap was an asset of $37.1 million as of December 31, 2023. We estimated that a hypothetical 100 basis point increase in the forward one-month SOFR curve would potentially increase the fair value of the variable-to-fixed interest rate swap asset to $73.4 million. We estimated that a hypothetical 100 basis point decrease in the forward one-month SOFR curve would potentially change the fair value of the variable-to fixed interest rate swap from an asset of $37.1 million to a liability of $5.0 million as of December 31, 2023.
Increases or decreases in interest rates would affect our annual interest expense. Based on the principal amount of the Term Loan Due 2028 and Term Loan Due 2025 outstanding as of December 31, 2023, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $23.5 million and $1.9 million, respectively, before the impact of the interest rate lock agreement discussed above.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Effective Controls
Management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amneal Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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
March 14, 2024

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the 2024 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors”, “Our Management”, “Committees of the Board of Directors”, “Audit Committee” and, if included in the 2024 Proxy Statement, “Delinquent Section 16(a) Reports”.
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
Item 11. Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2024 Proxy Statement, which sections are incorporated in this Item 11 by reference to the extent required by this Item 11: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” and “Pay Versus Performance” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2024 Proxy Statement, which section is incorporated in this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2023, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,871,068	(1)	4.54	(2)	26,764,218
Equity compensation plans not approved by security holders	—		—		—
Total	19,871,068		4.54		26,764,218
(1)Equity compensation plans approved by security holders which are included in column (a) of the table are the amended and restated 2018 Incentive Award Plan (including 2,387,989 shares of Class A Common Stock to be issued upon exercise of outstanding options and 17,454,703 shares of Class A Common Stock to be issued upon vesting and settlement of outstanding restricted stock units (“RSUs”) and market performance-based restricted stock units (“MPRSUs”) subject to continued employment) and 28,376 of options remaining from the Impax option conversion associated with the acquisition of Impax on May 4, 2018. RSUs and MPRSUs included in column (a) of the table represent the full number of RSUs and MPRSUs awarded and outstanding whereas the number of shares of Class A

Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs and MPRSUs because their value is dependent upon attainment of continued employment or service and they are settled for shares of Class A Common Stock on a one-for-one basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in this Item 13 will be included in the following sections in the 2024 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The independent registered public accounting firm is Ernst & Young LLP, Iselin, NJ, PCAOB ID 42 .
The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2024 Proxy Statement, which section is incorporated in this Item 14 by reference.

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

71

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2024 expressed an unqualified opinion thereon.
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

Medicaid Rebates

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2023, the Company had $91 million in accrued Medicaid and commercial rebates, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Sales Returns

Description of the Matter
As discussed in Note 4 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2023, the Company had $136 million in accrued returns allowance, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Impairment of Goodwill and Other Indefinite-lived Intangible Assets

Description of the Matter
At December 31, 2023, the Company’s goodwill related to its Specialty and Generics reporting units was $366 million and $163 million, respectively. In addition, indefinite-lived intangible assets, consisting of in-process research and development (IPR&D) was $356 million. As discussed in Notes 2 and 13 of the consolidated financial statements, goodwill and IPR&D are tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.
Auditing the Company’s impairment tests for goodwill and IPR&D are complex and highly judgmental due to the significant estimation required in determining the fair value of the Specialty and Generics reporting units for goodwill and the fair value of IPR&D assets. Specifically, the fair value estimates of the reporting units and IPR&D are sensitive to net sales growth rates. Further, the fair value estimate for IPR&D is sensitive to the probability of successful product completion and expected cash flows. The fair value estimates of goodwill and IPR&D are affected by such factors as industry, market performance, and financial forecasts. Goodwill and IPR&D are affected by such factors as industry, market performance, and financial forecasts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill and IPR&D impairment assessment. For example, we tested controls over management's review of the significant inputs and assumptions used in the reporting unit and IPR&D valuations.
To test the estimated fair value of the Company's Specialty and Generics reporting units and IPR&D, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units and IPR&D resulting from changes in the inputs and assumptions. We also assessed the historical accuracy of management's projections. In addition, we involved our valuation specialists to assist in our evaluation of the valuation methodology and significant assumptions described above used to develop the fair value estimates. We also performed inquiries of the R&D personnel that oversee the on-going IPR&D projects to assess whether there were any indicators that the IPR&D project had been abandoned or significantly delayed that may suggest the IPR&D intangible asset may be impaired. In addition, we evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Iselin, New Jersey
March 14, 2024

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net revenue	$2,393,607	$2,212,304	$2,093,669
Cost of goods sold	1,573,042	1,427,596	1,324,696
Gross profit	820,565	784,708	768,973
Selling, general and administrative	429,675	399,700	365,504
Research and development	163,950	195,688	201,847
In-process research and development impairment charges	30,800	12,970	710
Intellectual property legal development expenses	3,828	4,358	7,716
Acquisition, transaction-related and integration expenses	—	709	8,055
Restructuring and other charges	1,749	1,421	1,857
Change in fair value of contingent consideration	(14,497)	731	200
(Insurance recoveries) charges for property losses and associated expenses, net	—	(1,911)	5,368
Charges related to legal matters, net	1,824	269,930	25,000
Other operating income	(1,138)	(3,960)	—
Operating income (loss)	204,374	(94,928)	152,716
Other (expense) income:
Interest expense, net	(210,629)	(158,377)	(136,325)
Foreign exchange gain (loss), net	1,671	(12,364)	(355)
Loss on refinancing	(40,805)	(291)	—
Other income, net	5,119	17,833	15,330
Total other expense, net	(244,644)	(153,199)	(121,350)
(Loss) income before income taxes	(40,270)	(248,127)	31,366
Provision for income taxes	8,452	6,662	11,196
Net (loss) income	(48,722)	(254,789)	20,170
Less: Net (income) loss attributable to non-controlling interests	(35,271)	125,241	(9,546)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(83,993)	(129,548)	10,624
Accretion of redeemable non-controlling interest	—	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(83,993)	$(129,986)	$10,624

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$(0.48)	$(0.86)	$0.07
Diluted	$(0.48)	$(0.86)	$0.07
Weighted-average common shares outstanding:
Basic	176,136	150,944	148,922
Diluted	176,136	150,944	151,821
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(48,722)	$(254,789)	$20,170
Less: Net (income) loss attributable to non-controlling interests	(35,271)	125,241	(9,546)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(83,993)	(129,548)	10,624
Accretion of redeemable non-controlling interest	—	(438)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(83,993)	(129,986)	10,624
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(1,059)	(26,891)	(8,618)
Unrealized (loss) gain on cash flow hedge, net of tax	(48,497)	97,059	42,430
Reclassification of cash flow hedge to earnings, net of tax	(3,366)	—	—
Less: Other comprehensive loss (income) attributable to non-controlling interests	9,875	(35,292)	(17,095)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(43,047)	34,876	16,717
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(127,040)	$(95,110)	$27,341
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$91,542	$25,976
Restricted cash	7,565	9,251
Trade accounts receivable, net	613,732	741,791
Inventories	581,384	530,735
Prepaid expenses and other current assets	82,685	103,565
Related party receivables	955	500
Total current assets	1,377,863	1,411,818
Property, plant and equipment, net	447,574	469,815
Goodwill	598,629	598,853
Intangible assets, net	890,423	1,096,093
Operating lease right-of-use assets	30,329	38,211
Operating lease right-of-use assets - related party	12,954	17,910
Financing lease right-of-use assets	59,280	63,424
Other assets	55,517	103,217
Total assets	$3,472,569	$3,799,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$534,662	$538,199
Current portion of liabilities for legal matters	76,988	107,483
Revolving credit facility	179,000	60,000
Current portion of long-term debt, net	34,125	29,961
Current portion of operating lease liabilities	9,207	8,321
Current portion of operating lease liabilities - related party	2,825	2,869
Current portion of financing lease liabilities	2,467	3,488
Related party payables - short term	7,321	2,479
Total current liabilities	846,595	752,800
Long-term debt, net	2,386,004	2,591,981
Note payable - related party	41,447	39,706
Operating lease liabilities	24,095	32,126
Operating lease liabilities - related party	12,787	15,914
Financing lease liabilities	58,566	60,769
Related party payable - long term	11,776	9,649
Other long-term liabilities	29,995	87,468
Total long-term liabilities	2,564,670	2,837,613
Commitments and contingencies (Notes 5 and 21)
Redeemable non-controlling interests	41,293	24,949
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; none issued at both December 31, 2023 and 2022	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2023 and 2022; 306,565 and 151,490 shares issued at December 31, 2023 and 2022, respectively	3,066	1,514
Class B common stock, $0.01 par value, 300,000 shares authorized at December 31, 2023 and 2022; 152,117 shares issued at December 31, 2022; None issued at December 31, 2023	—	1,522
Additional paid-in capital	539,240	691,629
Stockholders' accumulated deficit	(490,176)	(406,183)
Accumulated other comprehensive (loss) income	(32,349)	9,939
Total Amneal Pharmaceuticals, Inc. stockholders' equity	19,781	298,421
Non-controlling interests	230	(114,442)
Total stockholders' equity	20,011	183,979
Total liabilities and stockholders' equity	$3,472,569	$3,799,341
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Old PubCo				New PubCo
	Class A Common Stock		Class B Common Stock		Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	—	$—	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net (loss) income	—	—	—	—	—	—	—	(83,993)	—	4,728	(79,265)	30,543
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(433)	(626)	(1,059)	—
Stock-based compensation	—	—	—	—	—	—	26,822	—	—	—	26,822	—
Exercise of stock options	148	1	—	—	15	1	447	—	4	(2)	451	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,789	28	—	—	6	—	2,594	—	77	(5,069)	(2,370)	—
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	—	—	(39,248)	(9,249)	(48,497)	—
Tax distributions, net	—	—	—	—	—	—	—	—	—	(56,684)	(56,684)	(14,199)
Reclassification of cash flow hedge to earnings, net of tax	—	—	—	—	—	—	—	—	(3,366)	—	(3,366)	—
Effect of the Reorganization	(154,427)	(1,543)	(152,117)	(1,522)	306,544	3,065	(182,252)	—	678	181,574	—	—
Balance at December 31, 2023	—	$—	—	$—	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Old PubCo
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

	Old PubCo
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

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(48,722)	$(254,789)	$20,170
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	229,400	240,175	233,406
Unrealized foreign currency (gain) loss	(768)	15,190	175
Amortization of debt issuance costs and discount	8,182	8,595	9,203
Loss on refinancing	40,805	291	—
Intangible asset impairment charges	66,932	24,081	23,402
Change in fair value of contingent consideration	(14,497)	731	200
Stock-based compensation	26,822	31,847	28,412
Inventory provision	74,686	51,096	54,660
Insurance recoveries for property and equipment losses	—	(1,000)	(5,000)
Non-cash property losses	—	—	5,152
Other operating charges and credits, net	9,923	8,828	5,633
Changes in assets and liabilities:
Trade accounts receivable, net	126,289	(79,717)	(23,621)
Inventories	(126,182)	(102,396)	(49,015)
Prepaid expenses, other current assets and other assets	37,814	9,882	(21,981)
Related party receivables	(490)	646	7,311
Accounts payable, accrued expenses and other liabilities	(94,446)	109,568	(43,932)
Related party payables	9,829	2,072	(2,355)
Net cash provided by operating activities	345,577	65,100	241,820
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,216)	(46,407)	(47,728)
Acquisition of intangible assets	(22,388)	(41,800)	(1,700)
Deposits for future acquisition of property, plant, and equipment	(3,585)	(2,388)	(3,211)
Acquisitions of businesses, net of cash acquired	—	(84,714)	(146,543)
Proceeds from insurance recoveries for property and equipment losses	—	1,000	5,000
Net cash used in investing activities	(69,189)	(174,309)	(194,182)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	(162,415)	(1,663)	—
Payments of principal on debt, revolving credit facility, financing leases and other	(414,080)	(123,272)	(78,086)
Proceeds from issuance of debt	217,732	—	—
Borrowings on revolving credit facility	219,000	85,000	—
Proceeds from exercise of stock options	451	662	853
Employee payroll tax withholding on restricted stock unit vesting	(2,378)	(3,571)	(2,664)
Payments of deferred consideration for acquisitions - related party	—	(44,498)	—
Acquisition of redeemable non-controlling interests	—	(1,722)	—
Tax distributions to non-controlling interest	(70,883)	(17,556)	(57,132)
Payments of principal on financing lease - related party	—	—	(93)
Repayment of related party note	—	—	(1,000)
Net cash used in financing activities	(212,573)	(106,620)	(138,122)
Effect of foreign exchange rate on cash	65	(5,683)	102
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,880	(221,512)	(90,382)
Cash, cash equivalents, and restricted cash - beginning of period	35,227	256,739	347,121
Cash, cash equivalents, and restricted cash - end of period	$99,107	$35,227	$256,739
Cash and cash equivalents - end of period	$91,542	$25,976	$247,790
Restricted cash - end of period	7,565	9,251	8,949
Cash, cash equivalents, and restricted cash - end of period	$99,107	$35,227	$256,739

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$192,806	$142,722	$121,747
Cash paid, net for income taxes	$(2,496)	$(12,649)	$(15,558)

Supplemental disclosure of non-cash investing and financing activity:
Notes payable for acquisitions - related party	$—	$—	$14,162
Deferred consideration for acquisition - related party	$—	$—	$30,099
Contingent consideration for acquisition	$—	$8,796	$—
Contingent consideration for acquisition - related party	$—	$—	$5,700
Payable for acquisition of product rights and licenses	$2,100	$—	$300

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including retail generics, injectables, biosimilars and specialty branded pharmaceuticals. The Company operates principally in the United States (“U.S.”), India, and Ireland, and sells to wholesalers, distributors, hospitals, governmental agencies, chain pharmacies and individual pharmacies, either directly or indirectly.
The Company is a holding company, whose principal assets are common units (“Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). Immediately prior to the Reorganization (as defined herein), the Company held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, the Company implemented a plan pursuant to which the Company and Amneal reorganized and simplified the Company’s corporate structure by eliminating its umbrella partnership-C-corporation structure and converting to a more traditional C-corporation structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, the Company holds 100% of the Amneal Common Units.
Following the implementation of the Reorganization, Amneal Pharmaceuticals, Inc. (“Old PubCo”) became a wholly owned subsidiary of a new holding company, Amneal NewCo Inc. (“New PubCo”), which replaced Old PubCo as the public company trading on the New York Stock Exchange under Old PubCo’s ticker symbol “AMRX.” In addition, New PubCo changed its name to “Amneal Pharmaceuticals, Inc.” and Old PubCo changed its name to “Amneal Intermediate, Inc.” In connection with the Reorganization, holders of shares of Class A common stock, par value $0.01 per share, of Old PubCo (“Old PubCo Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.01 per share, of New PubCo that have the same voting and economic rights as Old PubCo Class A Common Stock. Additionally, holders of shares of Class B common stock, par value $0.01 per share, of Old PubCo (“Old PubCo Class B Common Stock”), ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.01 per share, of New PubCo that have the same voting and economic rights as Old PubCo Class A Common Stock. All outstanding shares of Old PubCo Class B Common Stock were surrendered and canceled. Accordingly, upon consummation of the Reorganization, Old PubCo stockholders automatically became stockholders of New PubCo, on a one-for-one basis, with the same number and ownership percentage of shares they held in Old PubCo immediately prior to the effective time of the Reorganization. On December 27, 2023, the Company voluntarily withdrew the listing of its Class A common stock from the New York Stock Exchange and transferred the listing to the Nasdaq Stock Market LLC under the same name and ticker symbol.
2. Summary of Significant Accounting Policies
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
Principles of Consolidation
The consolidated financial statements include the accounts of all entities controlled by the Company, including Amneal and its subsidiaries, through the Company’s direct or indirect ownership of a majority voting interest. The Company records non-controlling interests for the portion of its subsidiaries’ economic interests that it does not hold.
Although the Company had a minority economic interest in Amneal prior to March 31, 2023, it was Amneal’s sole managing member (and it continues to be the sole managing member), having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, the Company also consolidated the financial statements of Amneal and its subsidiaries for all periods prior to the Reorganization.
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
Foreign Currencies
The Company has operations in the U.S., India, Ireland, and other foreign jurisdictions. Generally, the Company’s foreign operating subsidiaries’ functional currency is the local currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Translation adjustments are included in accumulated other comprehensive (loss) income and non-controlling interests in the consolidated balance sheets and are included in comprehensive (loss) income. Transaction gains and losses are included in net (loss) income in the Company’s consolidated statements of operations as a component of foreign exchange gain (loss), net. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive (loss) income and non-controlling interests, and comprehensive (loss) income.
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
Restricted Cash
At December 31, 2023 and 2022, respectively, the Company had restricted cash balances of $7.6 million and $9.3 million, respectively, in its bank accounts primarily related to the purchase of certain land and equipment in India.
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
Leases
All significant lease arrangements are recognized as right-of-use (“ROU”) assets and lease liabilities at lease commencement. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate.
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
Leases with an initial term of 12 months or less (short-term leases) are not recognized in the balance sheet and the related lease payments are recognized as incurred over the lease term. The Company separates lease and non-lease components. A portion of the Company's real estate leases are subject to periodic changes in the Consumer Price Index (“CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
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
Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.
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
In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value. See Note 13. Goodwill and Other Intangible Assets, for further discussion of the Company's qualitative and quantitative assessments of goodwill.
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
The Company regularly evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. See Note 13. Goodwill and Other Intangible Assets for further discussion of the Company's intangible assets.
Impairment of Long-Lived Assets (Including Intangible Assets with Finite Lives)
The Company reviews its long-lived assets, including intangible assets with finite lives, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value, which is generally an expected present value cash flow technique. Management’s policy in determining whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. See Note 13. Goodwill and Other Intangible Assets for further discussion of the Company’s assessment of intangible asset impairments.
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
All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive (loss) income net of income taxes and subsequently amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item.
Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet criteria under ASC 815, Derivatives and Hedging (“ASC 815”), may qualify for the “short-cut method” of assessing effectiveness. The short-cut method allows the Company to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. Unless critical terms change, no further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed.
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
All components of each derivative financial instrument's gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive (loss) income net of income taxes, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive (loss) income are reclassified into earnings immediately.
The Company is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements. Upon inception and quarterly thereafter, the Company makes judgments on each counterparty’s creditworthiness for nonperformance by counterparties.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
Intellectual Property Legal Development Expenses
The Company expenses external IP legal development expenses as incurred. These costs relate to legal challenges of innovator’s patents for invalidity or non-infringement, which are customary in the generic pharmaceutical industry, and are incurred predominately during development of a product and prior to regulatory approval. Associated costs include, but are not limited to, formulation assessments, patent challenge opinions and strategy, and litigation expenses to defend the IP supporting the Company's regulatory filings.
Shipping Costs
The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $21.7 million, $18.7 million and $18.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses and were $12.4 million, $16.8 million and $15.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 was effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2023 and will apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements because the Company did not acquire a business the during the year ended December 31, 2023.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024. The Company adopted ASU 2020-04 during the three months ended June 30, 2023 (refer to Note 16. Debt for additional information). The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures to include the title and position of the chief operating decision maker (“CODM”), significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 requires that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Reclassification
The prior period balances related to cost of goods sold impairment charges of $11.1 million and $22.7 million, formerly included in a separate caption in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, have been reclassified to be included within the caption cost of goods sold in the consolidated statements of operations to conform with the current period presentation. This reclassification did not impact gross profit or net income.
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
(1)The estimated fair value of contingent consideration on the acquisition date was $8.8 million and was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, projected year of payments and expected net product sales. Refer to Note 19. Fair Value Measurements for additional information on the methodology and determination of this liability.

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
Some of the more significant assumptions inherent in the development of those asset valuations included the estimated net cash flows for each year for each asset (including net revenues, cost of sales, selling and marketing costs and working capital/ contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The underlying assumptions used to prepare the discounted cash flow analysis may change; accordingly, for these and other reasons, actual results may vary significantly from estimated results.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. Of the total goodwill acquired in connection with the Saol Acquisition, $5.2 million was allocated to the Company’s Generics segment and $2.4 million was allocated to the Company’s Specialty segment, of which $4.9 million was deductible for tax purposes. Refer to Note 13. Goodwill and Other Intangible Assets for information on the impairment of the Company’s LYVISPAH™ intangible asset during the year ended December 31, 2023.
From the acquisition date of February 9, 2022 to December 31, 2022, the Saol Acquisition contributed net revenue and an operating loss of $19.8 million and $7.1 million, respectively.
Puniska Healthcare Pvt. Ltd.
On November 2, 2021, the Company entered into a definitive agreement to acquire Puniska Healthcare Pvt. Ltd. (“Puniska”), a privately held manufacturer of parenteral and injectable drugs in India, and land in a transaction valued at approximately $93.0 million (the “Puniska Acquisition”). Upon execution of the agreement, the Company paid $72.9 million with cash on hand to acquire approximately 74% of the equity interests of Puniska on November 2, 2021. Upon approval of the transaction by the government of India in March 2022, the Company paid, with cash on hand, an additional $1.7 million for the remaining 26% of the equity interests of Puniska and $14.2 million for the satisfaction of a preexisting payable to the sellers. In December 2021, the Company paid $4.3 million with cash on hand for land associated with the Puniska Acquisition.
For the year ended December 31, 2021, the Company incurred $1.0 million in transaction costs associated with the Puniska Acquisition, which were recorded in acquisition, transaction-related and integration expenses. The Puniska Acquisition, excluding the land acquired in December 2021, was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer. From the acquisition date of November 2, 2021 to December 31, 2021, the Puniska Acquisition contributed an operating loss of $1.8 million.
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
On April 2, 2021, the Company completed the KSP Acquisition. Under the terms of the transaction, the cash portion of the consideration was $104.5 million, comprised of a purchase price of $100.1 million (including deferred consideration of $30.5 million) and a working capital adjustment of $4.4 million. The cash purchase price was funded by cash on hand. Kashiv is eligible to receive up to an additional $8.0 million in contingent payments upon the achievement of certain regulatory milestones and potential royalty payments from high single-digits to mid double-digits, depending on the amount of aggregate annual net sales for certain future pharmaceutical products. The KSP Acquisition was accounted for under the acquisition method of accounting, with Amneal as the accounting acquirer.
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
Acquisition, Transaction-Related and Integration Expenses
For the year ended December 31, 2022, acquisition, transaction-related and integration expenses of $0.7 million primarily consisted of professional services fees associated with the Saol Acquisition. For the year ended December 31, 2021, acquisition, transaction-related and integration expenses of $8.1 million primarily consisted of professional services fees associated with the Puniska Acquisition, the KSP Acquisition, and the January 31, 2020 acquisition of a 65.1% controlling financing interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”) (collectively the “Rondo Acquisitions”).
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
Concentration of Revenue
The following table summarizes the percentages of net revenues from each of the Company's customers that individually accounted for 10% or more of its net revenues:

	For the year ended December 31,
	2023	2022	2021
Customer A	24%	21%	21%
Customer B	16%	18%	20%
Customer C	21%	22%	24%
Customer D	9%	10%	10%

Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for each of the years ended December 31, 2023, 2022 and 2021, are set forth below (in thousands):

		Year ended December 31,
		2023	2022	2021
Generics
	Anti-infective	$25,885	$23,193	$30,501
	Hormonal / allergy	451,736	444,909	427,077
	Antiviral (1)	39,910	40,601	4,832
	Central nervous system	369,201	393,281	381,110
	Cardiovascular system	139,942	118,183	141,866
	Gastroenterology	67,519	70,796	76,497
	Oncology	110,455	64,285	103,327
	Metabolic disease / endocrine	45,900	41,128	38,462
	Respiratory	42,710	41,085	35,965
	Dermatology	70,872	66,553	55,474
	Other therapeutic classes	105,106	118,573	69,928
	License agreement (2)	—	8,018	—
	International and other	2,165	1,468	1,299
	Total Generics net revenue	1,471,401	1,432,073	1,366,338
Specialty
	Hormonal / allergy	110,486	91,465	68,397
	Central nervous system	249,981	255,656	277,196
	Other therapeutic classes	29,990	27,000	32,726
	Total Specialty net revenue	390,457	374,121	378,319
AvKARE
	Distribution	347,406	260,560	192,921
	Government label	121,829	98,234	118,379
	Institutional	38,016	27,742	25,176
	Other	24,498	19,574	12,536
	Total AvKARE net revenue	531,749	406,110	349,012
	Total net revenue	$2,393,607	$2,212,304	$2,093,669
(1)Antiviral net revenue for the year ended December 31, 2021 was lower in comparison to the years ended December 31, 2023 and 2022 primarily due to a decline in Oseltamivir (generic Tamiflu®) sales from lower demand and increased returns activity above historical levels as a result of decreased influenza activity during the onset of the COVID-19 pandemic.
(2)Refer to Note 5. Alliance and Collaboration for information on revenue recognized under a license agreement.

A rollforward of the major categories of sales-related deductions for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2020	$628,804	$22,690	$174,984	$131,088
Provision related to sales recorded in the period	3,164,331	107,810	105,127	137,452
Credits/payments issued during the period	(3,289,233)	(106,858)	(118,133)	(182,803)
Balance at December 31, 2021	503,902	23,642	161,978	85,737
Provision related to sales recorded in the period	3,416,149	112,609	84,306	129,203
Credits/payments issued during the period	(3,346,459)	(108,797)	(101,224)	(128,910)
Balance at December 31, 2022	573,592	27,454	145,060	86,030
Provision related to sales recorded in the period	3,384,360	113,396	73,172	246,608
Credits/payments issued during the period	(3,398,618)	(116,958)	(81,746)	(241,948)
Balance at December 31, 2023	$559,334	$23,892	$136,486	$90,690
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
Orion Corporation License Agreement
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
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million (based on the exchange rate at that date). Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $49.7 million (based on the exchange rate as of December 31, 2023) contingent upon whether Orion achieves certain annual sales targets.
The Orion Agreement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). The Company identified performance obligations related to: (1) the grant of a license of functional IP, (2) the performance of R&D activities, and (3) the supply of products. The Company evaluated that the grant of licenses is in the scope of ASC 606, whereas the performance of R&D activities is in the scope of ASC 730-20, Research and Development Arrangements, because the Company determined that performing R&D activities on behalf of other parties is not part of the ordinary activities of its business. The Company will record reimbursement received from Orion for R&D activities as a reduction of R&D expense. The Company concluded each future purchase order from Orion represents a separate contract. Amneal will record revenue related to each purchase order when it transfers control of the products to Orion. For the year ended December 31, 2023, Amneal recognized $0.5 million as a reduction of R&D expense for reimbursable R&D activities under the Orion Agreement.
The Company determined that the transaction price under the arrangement was the upfront payment of $21.4 million, which was allocated to the performance obligations based on their relative standalone selling prices. The remaining sales-based milestones payments of $49.7 million are variable consideration and were not included in the transaction price because they were fully constrained under ASC 606.
For the year ended December 31, 2022, the Company recorded a $21.4 million receivable in prepaid expenses and other current assets for the upfront payment due from Orion, which was received in January 2023. For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the R&D activities performance obligation and was recorded as deferred income, of which $6.7 million was recorded in accounts payable and accrued expenses and $6.7 million was recorded in other long-term liabilities as of December 31, 2022.
During the year ended December 31, 2023, the Company recognized $0.9 million as a reduction to R&D expense related to services performed under the Orion Agreement. As of December 31, 2023, deferred income of $7.8 million and $4.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of December 31, 2023, no products have been supplied by Amneal under the Orion Agreement.
ONGENTYS® License Agreement
On December 5, 2023, the Company entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive royalty-free right to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL License Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL Agreement, the Company is responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. The BIAL Agreement also requires the Company to spend a minimum of $6.0 million in medical and marketing activities directly related to ONGENTYS®. The Company commenced distribution of ONGENTYS® in early 2024.
During December 2023, the Company paid a nonrefundable license fee of $12.5 million to BIAL, which was capitalized as an intangible asset and will be amortized to cost of sales over a period of eight years. The BIAL License Agreement provides for potential future milestone payments totaling $22.5 million, depending on cumulative net sales of ONGENTYS®.
Levothyroxine License and Supply Agreement; Transition Agreement
On August 16, 2018, the Company entered into a license and supply agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”) for levothyroxine sodium tablets (“Levothyroxine”). This agreement designated the Company as JSP’s exclusive commercial partner for Levothyroxine in the U.S. market for a 10-year term commencing on March 22, 2019. Under this license and supply agreement with JSP, the Company paid an up-front license payment of $50.0 million in April 2019. The agreement also provides for the Company to pay a profit share to JSP based on net profits of the Company's sales of Levothyroxine, after considering product costs.
As a result of significant price erosion associated with the Levothyroxine products licensed from JSP, the Company recorded a $17.7 million impairment charge in cost of goods sold for the year ended December 31, 2021 to recognize an impairment on the entire unamortized balance of the up-front license payment (refer to Note 13. Goodwill and Other Intangible Assets for additional information on the Company’s intangible asset impairments).
Biosimilar Licensing and Supply Agreements
Bevacizumab
On May 7, 2018, the Company entered into a licensing and supply agreement with mAbxience S.L. (“mAbxience”), for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. The Company will be the exclusive partner in the U.S. market. The

Company will pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to mAbxience, up to $78.3 million. For the year ended December 31, 2021, the Company recognized $11.7 million of milestones in R&D expense related to the agreement (none for the years ended December 31, 2023 and 2022).
On April 13, 2022, the Food and Drug Administration (“FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million during the year ended December 31, 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of seven years.
Denosumab
On October 12, 2023, the Company entered into a licensing and supply agreement with mAbxience to be the exclusive U.S. partner for two denosumab biosimilars referencing both Prolia® and XGEVA®. Denosumab is a monoclonal antibody drug that inhibits bone reabsorption. It is indicated for two major categories of therapy: bone metastasis from various forms of cancer and prevention of bone pain and fractures, including osteoporosis-related injuries. mAbxience is responsible for the clinical and regulatory approval for the two products and regulatory fees will be shared by the parties. Upon approval of each product, mAbxience will be responsible for supply and the Company will be responsible for commercialization.
During the year ended December 31, 2023, the Company recorded R&D expense for a $2.5 million payment made upon execution of the agreement and an additional $2.5 million for a developmental milestone. The agreement provides for potential future milestone payments to mAbxience of up to $69.0 million as follows: (i) up to $6.5 million relating to clinical and developmental milestones; (ii) up to $15.0 million for regulatory approval and initial commercial launch milestones; and (iii) up to $47.5 million for the achievement of annual commercial milestones.
Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, Impax Laboratories, Inc. (“Impax”), which was acquired by the Company in 2018, entered into an agreement with AstraZeneca UK Limited (“AstraZeneca”) to distribute branded products under the terms of a distribution, license, development and supply agreement (the “AZ Agreement”). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the “AZ Amendment”). Under the terms of the AZ Agreement, AstraZeneca granted to Impax an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the U.S. and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on Impax’s behalf and AstraZeneca paid to Impax the gross profit on such Zomig® products. Pursuant to the AZ Amendment, under certain conditions, and depending on the nature and terms of the study agreed to with the FDA, Impax agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for Impax conducting the PREA Study at its own expense, the AZ Amendment provided for the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by an aggregate amount of $30.0 million to be received in quarterly amounts specified in the Amendment beginning from the quarter ended June 30, 2016 through the quarter ended December 31, 2020. In the event the royalty reduction amounts exceeded the royalty payments payable by Impax to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca was required to pay Impax an amount equal to the difference between the royalty reduction amount and the royalty payment payable by Impax to AstraZeneca. Impax’s commitment to perform the PREA Study could have been terminated, without penalty, under certain circumstances as set forth in the AZ Amendment. The Company recognized the amounts received from AstraZeneca for the PREA Study as a reduction of R&D expense. The PREA study was completed during March 2021.
In May 2013, Impax’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and Impax launched authorized generic versions of those products in the U.S. The pediatric exclusivity of the AstraZeneca patent licensed to Impax for Zomig® Spray expired in May 2021 and the Company lost market exclusivity in the fourth quarter of 2021. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by Impax to AstraZeneca on net sales of Zomig® products under the AZ Agreement was reduced by certain specified amounts beginning from the quarter ended June 30, 2016 through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. On February 14, 2023, the rights and obligations of the AZ Amendment was transferred to Grünenthal GMBH (“Grünenthal”), with an effective date of December 31, 2022. Following the transfer, the Company and Grünenthal mutually terminated the AZ Amendment and entered into a new supply agreement, effective December 31, 2022. The Company recorded cost of goods sold for royalties under this agreement of $0.9 million, $1.4 million, and $12.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Under the PLI Scheme, the Company is eligible to receive up to 10.0 billion Indian rupees, or approximately $120.2 million (based on conversion rates as of December 31, 2023), over a maximum six-year period, starting in 2022. To be eligible to receive the cash incentives, Amneal must achieve (i) minimum cumulative expenditures towards developmental and/or capital investments; and (ii) a minimum percentage growth in sales of eligible products.

The Company has concluded the PLI Scheme is government assistance in the form of a grant and, in the absence of specific accounting guidance under U.S. GAAP, the Company has analogized to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company evaluated the PLI Scheme to be a grant related to income and will recognize the cash incentives on a systematic basis in other operating income. For the year ended December 31, 2023 and 2022, the Company recognized $1.2 million and $4.0 million, respectively, of other operating income from the PLI Scheme. As of December 31, 2023 and 2022, the Company had receivables from the government of India of $1.3 million and $4.0 million, respectively, within prepaid and other current assets.
7. Income Taxes
Amneal is a limited liability company that is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Amneal is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Amneal is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Amneal, as well as any stand-alone income or loss generated by the Company. Amneal provides for income taxes in the various foreign jurisdictions in which it operates. Effective with the Reorganization on November 7, 2023, the Company and a wholly-owned subsidiary are the only members of Amneal.
The Company recorded deferred tax assets for (i) its outside basis difference in its investment in Amneal on May 4, 2018, (ii) the net operating loss of Impax from January 1, 2018 through May 4, 2018, (iii) certain federal and state credits, and (iv) interest carryforwards of Impax that were attributable to the Company.
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
The Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three year pre-tax losses through December 31, 2023. As a result of the losses through December 31, 2023, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2023, this valuation allowance was $566.5 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.

In connection with the acquisition of Impax, the Company entered into a tax receivable agreement (“TRA”) for which it was generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it was deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA. In connection with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $192.8 million during 2019. As a part of the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of December 31, 2023, the contingent TRA liability, including the impact of the amendment, was $185.2 million.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of the Company’s taxable income, and the corporate tax rate in effect at the time of realization of the Company’s taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group has exchanged all of its Amneal Common Units pursuant to the Reorganization, the primary remaining factor that could increase the contingent TRA liability is an increase in the effective tax rate. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to the Company being obligated to make TRA payments in advance of tax benefits being realized.
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to TRA; therefore, as of December 31, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely- than-not in the future, at such time, these TRA liabilities (which amounted to approximately $185.2 million at December 31, 2023) will be recorded through charges in the Company’s consolidated statements of operations.
Each year, we evaluate the realizability of the deferred tax assets that resulted from sales or exchanges of Amneal Common Units for Class A common stock prior to the Reorganization. Although the deferred tax assets were not determined to be realizable as of December 31, 2023 and 2022, the Company assessed that a TRA liability of $3.7 million and $0.6 million at those dates, respectively, had become probable. Accordingly, the Company recorded expenses associated with the TRA in other income, net of $3.1 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. In future periods, the Company will continue to evaluate whether any future TRA payments become probable and can be estimated and, if so, an estimate of payment will be accrued.
For the years ended December 31, 2023, 2022 and 2021 the Company's provision for (benefit from) income taxes and effective tax rates were $8.5 million and (21.0)%, $6.7 million and (2.7)%, and $11.2 million and 35.7%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the year ended December 31, 2021, the Internal Revenue Services (“IRS”) completed an income tax audit for the 2018 tax return, the year of the Company’s Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) carryback. The Company sustained the entire $345 million carryback, and the statute is closed for 2018 and prior years. The Company’s 2020 through 2022 tax years remain open to IRS exam. In the U.S., income tax returns are generally subject to examination for a period of three years. Neither the Company nor any of its other affiliates is currently under audit by the IRS. The Amneal partnership is currently under examination in certain states and the Company does not expect any material adjustments as of December 31, 2023.
The components of the Company's (loss) income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(59,781)	$(260,616)	$(10,540)
International	19,511	12,489	41,906
Total (loss) income before income taxes	$(40,270)	$(248,127)	$31,366

The provision for (benefit from) income taxes was comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Domestic	$2,470	$(1,073)	$1,311
Foreign	5,982	7,735	9,885
Total current income tax	$8,452	$6,662	$11,196
For the years ended December 31, 2023, 2022, and 2021, the Company did not record a provision for deferred income taxes as a result of recording a full valuation allowance on its DTAs.
The Company’s effective tax rates were as follows:

	Years Ended December 31,
	2023	2022	2021
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	(5.5)	(0.8)	4.2
Income not subject to tax	14.5	(10.7)	6.4
Foreign rate differential	(19.5)	(3.4)	17.3
Permanent book/tax differences	(2.1)	(0.3)	4.8
Change in prior year estimates	7.7	0.7	(0.3)
Deferred tax adjustment	(5.7)	—	0.1
Valuation allowance	(32.3)	(10.3)	(13.5)
Other	0.9	1.1	(4.3)
Effective income tax rate	(21.0)%	(2.7)%	35.7%

The change in effective income tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the timing and mix of income and to the release of reserves for uncertain tax positions in 2022.

The change in effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the timing and mix of income and to the release of reserves for uncertain tax positions.
The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at the beginning of the period	$434,895	$416,588	$422,812
Increase (decrease) due to net operating losses and temporary differences	23,078	25,589	(10,828)
Increase due to stock-based compensation	1,652	224	5,513
Decrease recorded against goodwill	—	(1,590)	—
Increase recorded against additional paid-in capital	96,316	2,720	2,842
Increase (decrease) recorded against other comprehensive income	10,603	(8,636)	(3,751)
Balance at the end of the period	$566,544	$434,895	$416,588
At December 31, 2023, the Company had approximately $145.6 million of foreign net operating loss carry forwards. These net operating loss carry forwards will partially expire, if unused, by 2032. At December 31, 2023, the Company had approximately $216.6 million of federal and $174.9 million of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely, and the majority of the state net operating losses will expire, if unused, between 2032 and 2042.  At December 31, 2023, the Company had approximately $13.4 million of federal R&D credit carry forwards and $12.3 million of state R&D credit carry forwards. The majority of the federal R&D credit carry forwards will expire if unused, between 2034 and 2043 and the majority of state credits can be carried forward indefinitely. At December 31, 2023, the Company had approximately $5.0 million of federal capital loss carry forwards, which will expire if unused at the end of 2028.

The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Partnership interest in Amneal	$318,140	$203,336
Projected imputed interest on TRA	22,730	25,255
Net operating loss carryforward	74,340	82,338
IRC Section 163(j) interest carryforward	72,513	54,996
Capitalized costs	2,537	2,505
Accrued expenses	648	431
Stock-based compensation	14,672	5,737
Intangible assets	21,901	23,967
Tax credits and other	39,063	36,330
Total deferred tax assets	566,544	434,895
Valuation allowance	(566,544)	(434,895)
Net deferred tax assets	$—	$—
The Company's Indian subsidiaries are primarily export-oriented, and the tax holiday benefits provided by the Indian government for export activities within Special Economic Zones (“SEZ”) expired in March 2023. Without availing the SEZ benefit in India, the Company is eligible to claim a reduced tax rate of approximately 25.17%.
The Company accounts for income tax contingencies using the benefit recognition model. The Company will recognize a benefit if a tax position is more likely than not to be sustained upon audit, based solely on the technical merits. The benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The amount of unrecognized tax benefits at December 31, 2023, 2022, and 2021, was $3.7 million, $3.6 million and $5.5 million, respectively, of which $3.6 million, $3.5 million and $5.4 million, respectively, would impact the Company’s effective tax rate if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in provision for (benefit from) income taxes. Net interest benefit related to unrecognized tax benefits for the year ended December 31, 2023 was minimal. Net interest expense (benefit) related to unrecognized tax benefits for the years ended December 31, 2022 and 2021 was $(0.7) million and $0.1 million, respectively. Accrued interest expense as of December 31, 2023, 2022, and 2021 was $0.1 million, $0.1 million, and $0.8 million, respectively. Income tax penalties are included in provision for (benefit from) income taxes. Accrued tax penalties as of December 31, 2023, 2022 and 2021 were immaterial.
A rollforward of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrecognized tax benefits at the beginning of the period	$3,616	$5,489	$5,368
Gross change for current period positions	170	110	131
Gross change for prior period positions	(51)	(1,983)	(10)
Unrecognized tax benefits at the end of the period	$3,735	$3,616	$5,489
In India, the income tax returns for the fiscal years ending March 31, 2021 and 2022 are currently being reviewed by tax authorities as part of the normal procedures, and the Company is not expecting any material adjustments. There are no other income tax returns in the process of examination, administrative appeal, or litigation. Income tax returns are generally subject to examination for a period of 3 years, 5 years, and 4 years after the tax year in India, Switzerland, and Ireland, respectively.
Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $130.8 million of undistributed earnings of foreign subsidiaries as of December 31, 2023. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.

The Company continuously monitors government proposals to make changes to tax laws, including comprehensive tax reform in the U.S. and proposed legislation in certain foreign jurisdictions resulting from the adoption of the Organization for Economic Cooperation and Development (“OECD”) policies. If legislative changes are enacted in other countries, any of these proposals may include increasing or decreasing existing statutory tax rates. A change in statutory tax rates in any country would result in the revaluation of Amneal’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted.
As a U.S. company with subsidiaries in, among other countries, India, Switzerland, Ireland and the U.K, we carefully evaluate how many of these many countries are implementing legislation and other guidance to align their international tax rules with the OECD Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate. The “Pillar One” global profit allocation proposal would not apply to the Company, since it generally applies to companies with global revenues exceeding €20 billion (approximately $22 billion using the exchange rate as of December 31, 2023). The Company has begun to evaluate the “Pillar Two” proposal which focuses on a global minimum tax of at least 15%. Legislation for the “Pillar Two” proposal has been enacted in certain jurisdictions in which the Company operates. The legislation will be effective with the financial year beginning on January 1, 2024. While the tax rates in most of the jurisdictions in which the Company operates exceed 15%, the Company is assessing whether there will be any potential exposure to Pillar Two income taxes. The potential exposure, if any, is currently not known or reasonably estimable.
8. (Loss) Earnings per Share
Following the implementation of the Reorganization on November 7, 2023 (refer to Note 1. Nature of Operations for additional information), all outstanding shares of Old PubCo Class A Common Stock and Old PubCo Class B Common Stock were exchanged for an equivalent number of shares of Class A common stock of the Company.
Basic (loss) earnings per share of Class A common stock was computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock was computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The weighted-average number of shares of Class A common stock for all periods prior to the Reorganization includes shares of Old PubCo Class A Common Stock.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(83,993)	$(129,986)	$10,624
Denominator:
Weighted-average shares outstanding - basic	176,136	150,944	148,922
Effect of dilutive securities:
Stock options	—	—	767
Restricted stock units	—	—	2,132
Weighted-average shares outstanding - diluted	176,136	150,944	151,821
Net loss (income) per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$(0.48)	$(0.86)	$0.07
Diluted	$(0.48)	$(0.86)	$0.07
Prior to the Reorganization, shares of Old PubCo Class B Common Stock did not share in the earnings or losses of the Company and, therefore, were not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of Old PubCo Class B Common Stock under the two-class method was not presented. Effective with the Reorganization, all outstanding shares of Old PubCo Class B Common Stock were surrendered and canceled.

The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of Class A common stock (in thousands):

	Years Ended December 31,
	2023		2022		2021
Stock options	2,416	(1)	2,648	(1)	347	(3)
Restricted stock units	10,511	(1)	10,755	(1)	—
Performance stock units	6,944	(1)	7,174	(1)	5,055	(4)
Shares of Old PubCo Class B Common Stock	—		152,117	(2)	152,117	(2)
(1)Excluded from the computation of diluted loss per share of Class A common stock for the years ended December 31, 2023 and 2022 because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company for the years ended December 31, 2023 and 2022.
(2)Shares of Old PubCo Class B Common Stock were considered potentially dilutive shares of Class A common stock. Shares of Old PubCo Class B Common Stock were excluded from the computations of diluted (loss) earnings per share of Class A common stock for each of the years ended December 31, 2022 and 2021 because the effect of their inclusion would have been anti-dilutive under the if-converted method.
(3)Excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2021 because the exercise price of the stock options exceeded the average market price of the Class A common stock during the period (out-of-the-money).
(4)Excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2021 because the performance vesting conditions were not met.
9. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Gross accounts receivable	$1,199,980	$1,344,959
Allowance for credit losses	(3,022)	(2,122)
Contract charge-backs and sales volume allowances (1)	(559,334)	(573,592)
Cash discount allowances	(23,892)	(27,454)
Subtotal	(586,248)	(603,168)
Trade accounts receivable, net	$613,732	$741,791
(1) Refer to Note 4. Revenue Recognition for additional information.
Concentration of Receivables
Trade accounts receivables from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	December 31, 2023	December 31, 2022
Customer A	40%	41%
Customer B	24%	25%
Customer C	22%	21%

10. Inventories
Inventories are comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$217,744	$224,607
Work in process	59,563	58,522
Finished goods	304,077	247,606
Total inventories	$581,384	$530,735
11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Deposits and advances	$2,200	$1,821
Prepaid insurance	8,334	8,090
Prepaid regulatory fees	6,331	5,298
Income and other tax receivables	13,168	12,881
Prepaid taxes	11,899	16,593
Other current receivables (1)	9,929	33,133
Chargebacks receivable (2)	7,876	8,605
Other prepaid assets	22,948	17,144
Total prepaid expenses and other current assets	$82,685	$103,565
(1)Other current receivables as of December 31, 2022 included a $21.4 million receivable for an upfront payment associated with the Orion Agreement which was collected in January 2023. Refer to Note 5. Alliance and Collaboration for additional information.
(2)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.
12. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$9,024	$10,706
Buildings	227,837	225,630
Leasehold improvements	126,461	124,668
Machinery and equipment	443,532	411,572
Furniture and fixtures	14,757	13,823
Vehicles	2,098	1,699
Computer equipment	64,227	58,344
Construction-in-progress	67,665	69,344
Total property, plant, and equipment	955,601	915,786
Less: Accumulated depreciation	(508,027)	(445,971)
Property, plant, and equipment, net	$447,574	$469,815
Depreciation expense for the year ended December 31, 2023, 2022 and 2021 was $66.2 million, $68.1 million and $60.7 million, respectively.

13. Goodwill and Other Intangible Assets
The changes in goodwill were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance, beginning of period	$598,853	$593,017
Goodwill acquired during the period	—	7,553
Adjustment during the period for the Puniska Acquisition	—	3,075
Currency translation	(224)	(4,792)
Balance, end of period	$598,629	$598,853
As of December 31, 2023, $366.3 million, $162.8 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2022, $366.3 million, $163.1 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. For the year ended December 31, 2022, goodwill acquired during the period was associated with the Saol Acquisition. Refer to Note 3. Acquisitions for additional information about the Saol Acquisition and Puniska Acquisition.
Interim Goodwill and In-Process Research and Development Intangible Asset Impairment Tests
On June 30, 2023, the Company received a complete response letter (“CRL”) from the FDA regarding its new drug application (“NDA”) for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. As of June 30, 2023, the Company identified the receipt of this CRL as an indicator of impairment, performed the necessary fair value test, and concluded that the IPX203 IPR&D intangible asset was not impaired.
During October 2023, the Company met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked the Company to perform a QT study, a routine cardiac safety study that is required for new drugs. The Company considered the FDA’s requirement for a QT study in its June 30, 2023 fair value test. On February 7, 2024, the Company provided a complete response resubmission to the FDA for IPX203.
Additionally, in light of the significance of IPX203 to the Specialty reporting unit, the Company performed an interim goodwill impairment test for its Specialty reporting unit, which is the same as the Company’s Specialty reportable segment, as of June 30, 2023. Based on the results of this test, the Company determined that the estimated fair value of the Specialty reporting unit exceeded its carrying value and there was no impairment of goodwill as of June 30, 2023. Refer to the section Annual Goodwill Impairment Test below for additional information.
Annual Goodwill Impairment Test
The Company performed a quantitative annual goodwill impairment test for the Generics and Specialty reporting units and a qualitative annual goodwill impairment test for the AvKARE reporting unit on October 1, 2023, the measurement date. The quantitative analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. Based on the results of the annual impairment tests, the Company determined that the estimated fair values of the Generics and Specialty reporting units exceeded their respective carrying amounts as of the measurement date. Additionally, the Company concluded, as of the measurement date, that it was more likely than not that the fair value of the AvKARE reporting unit exceeded its carrying value and its goodwill was not impaired. Therefore, the Company did not record an impairment charge for the year ended December 31, 2023. Except for the receipt of the IPX203 CRL, there were no indicators of goodwill impairment during the year ended December 31, 2023, including the period subsequent to the measurement date.
In performing the quantitative annual goodwill impairment test, the Company utilized long-term growth rates for its Generics and Specialty reporting units ranging from no growth to 1.0% and a discount rate of 13.0% in its estimation of fair value. As of October 1, 2023, the estimated fair value of the Generics reporting unit was in excess of its carrying value by approximately 46%, and the estimated fair value of the Specialty reporting unit was in excess of its carrying value by approximately 88%. A 500-basis point increase in the assumed discount rates utilized in each test would not have resulted in a goodwill impairment charge in the Company's Generics or Specialty reporting units.

While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate, could result in a future goodwill impairment.
Intangible assets were comprised of the following (in thousands):

	December 31, 2023				December 31, 2022
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.3	$1,198,971	$(703,297)	$495,674	$1,222,762	$(573,281)	$649,481
Other intangible assets	3.3	111,800	(72,896)	38,904	133,800	(77,943)	55,857
Total		1,310,771	(776,193)	534,578	1,356,562	(651,224)	705,338
In-process research and development		355,845	—	355,845	390,755	—	390,755
Total intangible assets		$1,666,616	$(776,193)	$890,423	$1,747,317	$(651,224)	$1,096,093
For the year ended December 31, 2023, the Company recognized a total of $66.9 million of intangible asset impairment charges, of which $36.1 million was recognized in cost of goods sold and $30.8 million was recognized in in-process research and development impairment charges. Cost of sales impairment charges for the year ended December 31, 2023 of $36.1 million primarily related to a reduction in promotional focus on LYVISPAH™, resulting in significantly lower than forecasted future cash flows. IPR&D impairment charges for the year ended December 31, 2023 of $30.8 million were related to one Generics asset and one Specialty asset, both of which experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows.
For the year ended December 31, 2022, the Company recognized a total of $24.1 million of intangible asset impairment charges, of which $11.1 million was recognized in cost of goods sold and $13.0 million was recognized in in-process research and development impairment charges. Cost of sales impairment charges for the year ended December 31, 2022 of $11.1 million related to currently marketed products of which (i) one product experienced significant price erosion during 2022, resulting in significantly lower than expected future cash flows and negative margins, (ii) the supply agreement of one product was terminated during 2022 and therefore the asset was not recoverable and (iii) one product was no longer expected to be sold to a key customer, and therefore the asset was not recoverable. IPR&D impairment charges for the year ended December 31, 2022 of $13.0 million related to (i) one asset that experienced a delay in its expected launch date and (ii) one asset that experienced significant expected price erosion, both of which resulted in significantly lower than expected future cash flows.
For the year ended December 31, 2021, the Company recognized a total of $23.4 million of intangible asset impairment charges, of which $22.7 million was recognized in cost of goods sold and $0.7 million was recognized in in-process research and development impairment charges. For the currently marketed products, five products experienced significant price erosion during 2021, resulting in significantly lower than expected future cash flows and negative margins. Of the five currently marketed products that experienced significant price erosion during 2021, Levothyroxine contributed $17.7 million of the $22.7 million in impairment charges included within cost of goods sold (refer to Note 5. Alliance and Collaboration for additional information about the Company’s Levothyroxine license with JSP). Additionally, the supply agreements for two currently marketed products were terminated early due to market conditions. The IPR&D impairment charge of $0.7 million was related to one product that experienced a delay in its expected launch date, resulting in significantly lower than expected future cash flows.
Amortization expense related to intangible assets for the years ended December 31, 2023, 2022 and 2021 was $163.2 million, $172.1 million and $172.7 million, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $355.8 million of IPR&D intangible assets (in thousands):

Future Amortization
2024	$159,059
2025	119,404
2026	70,708
2027	50,380
2028	31,656
Thereafter	103,371
Total	$534,578
14. Other Assets
Other assets were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Interest rate swap (1)	$37,089	$85,586
Security deposits	3,602	3,523
Long-term prepaid expenses	3,273	3,711
Deferred revolving credit facility costs	4,427	2,206
Other long-term assets	7,126	8,191
Total	$55,517	$103,217
(1)Refer to Note 19. Fair Value Measurements and Note 20. Financial Instruments for information about the Company’s interest rate swap.
15. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$143,572	$165,980
Accrued returns allowance (1)	136,486	145,060
Accrued compensation	71,122	54,038
Accrued Medicaid and commercial rebates (1)	90,690	86,030
Accrued royalties	23,342	19,309
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	11,005	11,386
Accrued other	48,219	46,170
Total accounts payable and accrued expenses	$534,662	$538,199
(1)Refer to Note 4. Revenue Recognition for additional information.

16. Debt
The following is a summary of the Company’s term loan indebtedness (in thousands):

	December 31, 2023	December 31, 2022
Term Loan Due 2025	$191,979	$2,563,876
Term Loan Due 2028	2,351,647	—
Rondo Term Loan due 2025	—	72,000
Total debt	2,543,626	2,635,876
Less: debt issuance costs	(123,497)	(13,934)
Total debt, net of debt issuance costs	2,420,129	2,621,942
Less: current portion of long-term debt	(34,125)	(29,961)
Total long-term debt, net	$2,386,004	$2,591,981
Overview of Amneal Credit Facilities
On May 4, 2018 the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) that provided a term loan (“Term Loan Due 2025”) with a principal amount of $2.7 billion and an asset backed revolving credit facility (“Revolving Credit Facility”) under which loans and letters of credit up to a principal amount of $500.0 million were available (principal amount of up to $25.0 million was available for letters of credit).
On June 2, 2022, the Company entered into a revolving credit agreement (the “New Credit Agreement”) that terminated the lender commitments under the Revolving Credit Facility, and replaced them with a new $350.0 million senior secured revolving credit facility that matures on June 2, 2027 (the “New Revolving Credit Facility”). In addition, the New Credit Agreement (i) provided for up to $25.0 million for the purpose of issuing letters of credit, (ii) provided for up to $35.0 million for the purpose of issuing swingline loans, and (iii) allowed the Company to request an incremental increase in the revolving facility commitments by up to $150.0 million.
On November 14, 2023, the Company and certain existing consenting lenders under the Term Loan Credit Agreement entered into an amendment to the Term Loan Due 2025 (the “New Term Loan Credit Agreement”). As a result of this transaction (the “Refinancing”), the Company exchanged and refinanced $2.35 billion of the $2.54 billion of principal then outstanding under the Term Loan Due 2025, at par, for new term loans that mature on May 4, 2028 (the “Term Loan Due 2028”). After the Refinancing, the principal remaining on the Term Loan Due 2025 was $192.0 million. From the date of the Refinancing to December 31, 2023, no principal payments were due or paid under the Term Loan Due 2025 or the Term Loan Due 2028.
In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows with its Term Loan Due 2025. In connection with the refinancing, the Company amended this interest rate agreement. For further details on this, refer to Note 20. Financial Instruments.
Additionally on November 14, 2023, the Company entered into an amendment to the New Revolving Credit Facility (the “Amended New Revolving Credit Facility”), pursuant to which certain lenders agreed to increase their commitments such that the aggregate revolving commitments increased to up to $600.0 million.
The Term Loan Due 2028, Term Loan Due 2025, Amended New Revolving Credit Facility, New Revolving Credit Facility and Revolving Credit Facility are collectively referred to as the “Senior Secured Credit Facilities”. The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below.
Amneal Term Loans
Term Loan Due 2025
The Term Loan Due 2025 required principal repayments in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. Subject to the refinancing on November 14, 2023, the Company is no longer required to repay quarterly principal installments, and as a result, the Company is required to repay the remaining principal balance of $192.0 million at maturity on May 4, 2025.

Prior to May 31, 2023, the Term Loan Due 2025’s variable annual interest rate was a LIBOR-designated rate plus 3.5%. On May 31, 2023, the Company executed an amendment to the Term Loan Due 2025, which changed the variable reference rate from LIBOR to the one-month adjusted term secured overnight financing rate (“SOFR”), subject to a floor of (0.11448%) plus 3.5%. After adopting ASC 848, Reference Rate Reform and electing certain applicable practical expedients, this amendment did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2023. As of December 31, 2023, the interest rate for borrowings under the Term Loan Due 2025 was approximately 9.0%.
The Term Loan Due 2025 was recorded in the balance sheet net of issuance costs. In 2018, the Company incurred costs associated with the Term Loan Due 2025 of $38.1 million, which were capitalized and amortized over the life of the Term Loan Due 2025 to interest expense using the effective interest method. Subject to the amendment to the Term Loan Due 2025, unamortized debt issuance costs of $0.6 million and $7.3 million were allocated on a pro rata basis to the Term Loan Due 2025 and Term Loan Due 2028, respectively. The remaining unamortized debt issuance costs will be amortized over the life of the Term Loan Due 2025 to interest expense using the effective interest method. For each of the years ended December 31, 2023, 2022 and 2021, amortization of debt issuance costs related to the Term Loan Due 2025 were $4.7 million, $5.4 million and $5.5 million, respectively.
Refinancing and Term Loan Due 2028
The Term Loan Due 2028 is repayable in equal quarterly installments in an amount equal to 2.50% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 4, 2028. Interest is payable on borrowings under the Term Loan Due 2028 at a rate equal to the term SOFR benchmark rate or the base rate, plus an applicable margin, in each case, subject to a term SOFR benchmark rate floor of 0.00% or a base rate floor of 1.00%, as applicable. The applicable margin for borrowings under the Term Loan Due 2028 is 5.50% per annum for term SOFR benchmark rate loans and 4.50% per annum for base rate loans. As of December 31, 2023, the interest rate for borrowings under the Term Loan Due 2028 was approximately 10.9%.
The Refinancing involved multiple lenders that were considered members of a loan syndicate. In determining whether the refinancing of the Term Loan Due 2025 was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial, on a lender-by-lender basis, in accordance with the guidance in ASC 470, Debt. As a result of this analysis, the Company legally has separate loans from each lender in the syndicate of the Term Loan Due 2028 and each lender has a contractual right to payments from the Company. The Company concluded that, on a lender-by-lender basis, debt held by 99% of the lenders included in the Refinancing is considered modified, with the remaining debt held by lenders considered to be extinguished. In accordance with ASC 470, Debt, the Company capitalized costs of $118.6 million associated with the Term Loan Due 2028, primarily comprised of lender fees, which were combined with $7.3 million of unamortized debt issuance costs associated with the Term Loan Due 2025 (as discussed above), both to be amortized to interest expense over the life of the Term Loan Due 2028 using the effective interest method. In connection with the Refinancing, the Company recognized a loss of $40.8 million for the year ended December 31, 2023, which was primarily comprised of debt issuance costs associated with the portion of the Term Loan Due 2025 that was modified. For the year ended December 31, 2023, amortization of debt issuance costs related to the Term Loan Due 2028 was $2.9 million.
The borrowings under the Term Loan Due 2028 are guaranteed by certain wholly-owned subsidiaries of the Company that also guarantee the Term Loan Due 2025 (together with the Company, the “Loan Parties”).
The Loan Parties’ obligations under the New Term Loan Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and (ii) all of the equity interests of the subsidiaries of the Loan Parties (except for certain excluded subsidiaries and excluded assets and limited, in the case of the voting equity interests of certain foreign subsidiaries and certain domestic subsidiaries that hold no assets other than equity interests of foreign subsidiaries, to 65% of the voting equity interests of such subsidiaries).
New Credit Agreement, New Revolving Credit Facility and Amended New Credit Facility
The New Revolving Credit Facility bears an interest rate equal to the alternate base rate (“ABR”) or SOFR, plus an applicable margin, in each case, subject to an ABR floor of 1.00% or a SOFR floor of 0.00%, as applicable. The applicable margin for the New Revolving Credit Facility was initially 0.25% per annum for ABR loans and 1.25% per annum for SOFR loans. The applicable margin on borrowings under the New Revolving Credit Facility thereafter adjusts, ranging from 0.25% to 0.50% per annum for ABR loans and from 1.25% to 1.50% per annum for SOFR loans determined by the average historical excess availability. The Company paid a commitment fee based on the average daily unused amount of the New Revolving Credit Facility at a rate of 0.25% per annum.
The Amended New Revolving Credit Facility bears interest rate consistent with the New Revolving Credit Facility. The maturity date of the Amended New Revolving Credit Facility is June 2, 2027, subject to a springing maturity in certain circumstances set forth in the Amended New Revolving Credit Facility.
The Company incurred costs associated with the Revolving Credit Facility of $4.6 million, which were capitalized and are being amortized over the life of the agreement. Subject to the June 2, 2022 refinancing, there was a decrease in the borrowing capacity of certain lenders between the New Revolving Credit Facility and the Revolving Credit Facility. As a result, the Company recorded a $0.3 million charge for the year ended December 31, 2022 in loss on refinancing. Additionally, the Company incurred costs of $1.6 million associated with the New Credit Agreement, which were capitalized as deferred financing costs with the remaining unamortized costs associated with the Revolving Credit Facility, and were amortized over the life of the New Credit Agreement.
Subject to the November 14, 2023 amendment, there was an increase in the borrowing capacity of all lenders between the Amended New Revolving Credit Facility and the New Revolving Credit Facility. The Company incurred costs of $2.4 million associated with the Amended New Revolving Credit Facility, which were capitalized as deferred financing costs with the remaining unamortized costs associated with the New Revolving Credit Facility, and will be amortized over the life of the Amended New Credit Agreement.
Costs associated with the Amended New Revolving Credit Facility and the New Revolving Credit Facility have been recorded in other assets. For each of the years ended December 31, 2023, 2022 and 2021, amortization of deferred financing costs were $0.5 million, $0.7 million and $0.9 million, respectively.
In January 2023, the Company borrowed $80.0 million under the New Revolving Credit Facility to fund an $83.9 million payment related to the Opana ER® antitrust litigation settlement agreements (refer to Note 21. Commitments and Contingencies). Prior to the Refinancing, the Company repaid $70.0 million of its borrowings under the New Revolving Credit Facility from cash on hand. On November 14, 2023, the Company borrowed $109.0 million under the Amended New Revolving Credit Facility to fund transaction costs related to the refinancing of the Company’s Term Loan Due 2025 and New Revolving Credit Facility. As of December 31, 2023, the Company had $179.0 million in borrowings and $225.2 million of available capacity under the Amended New Revolving Credit Facility (principal amount of up to $20.9 million remains available for letters of credit). At December 31, 2022, the Company had $60.0 million outstanding under the New Revolving Credit Facility.
Covenants to the Senior Secured Credit Facilities
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal’s and its subsidiaries’ assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries’ ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. In addition, the Amended New Revolving Credit Facility also included a financial covenant whereby the Company was required to maintain a minimum fixed-charge coverage ratio if certain borrowing conditions were met. At December 31, 2023, Amneal was in compliance with all covenants associated with the Senior Secured Credit Facilities.
Annually, the Company is also required to calculate the amount of excess cash flows, as defined in the Term Loan Credit Agreement and New Term Loan Credit Agreement. Based on the results of the excess cash flows calculation for the years ended December 31, 2023, 2022 and 2021, no additional principal payments were due.

Rondo Credit Facilities and Note Payable - Related Party
Rondo Acquisitions Financing - Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Rondo Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo Holdings, LLC, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan (“Rondo Term Loan”) with a principal amount of $180.0 million and a revolving credit facility (“Rondo Revolving Credit Facility”), which loans up to a principal amount of $30.0 million. The Rondo Term Loan was repayable in equal quarterly installments at a rate of 5.0% of the original principal amount annually, with the balance payable at maturity on January 31, 2025. For the year ended December 31, 2023, the Company paid the remaining outstanding principal under the Rondo Term Loan from cash on hand, of which the Company made prepayments totaling $63.0 million in excess of planned principal payments. The Rondo Credit Facility bore a variable annual interest rate, which originated as one-month LIBOR plus 3.0%.
On April 30, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility, which changed the variable reference rate in the Rondo Term Loan from LIBOR to the one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.25%. This amendment to the Rondo Revolving Credit Facility did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2023. On September 21, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility (the “Amended Rondo Revolving Credit Facility”) that, among other things, (i) increased the aggregate revolving commitment from $30.0 million to $70.0 million, and (ii) increased the letter of credit commitment from $10.0 million to $60.0 million. The Amended Rondo Revolving Credit Facility bears a variable annual interest rate, which did not change as a result of this amendment, of one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.25%. The Amended Rondo Revolving Credit Facility matures on January 31, 2025. At December 31, 2023, the variable annual interest rate is one-month SOFR plus 2.5%. Additionally, the annual interest rate for borrowings under the Amended Rondo Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.
A commitment fee based on the average daily unused amount of the Amended Rondo Revolving Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At December 31, 2023, the Amended Rondo Revolving Credit Facility commitment fee rate was 0.25% per annum.
Costs associated with the Rondo Term Loan of $3.5 million and the Amended Rondo Revolving Credit Facility of $0.6 million have been capitalized and are being amortized over the life of the applicable debt instrument to interest expense using the effective interest method. The Rondo Term Loan was recorded in the balance sheet net of issuance costs. Costs associated with the Amended Rondo Revolving Credit Facility were recorded in other assets. For the year ended December 31, 2023, amortization of deferred financing costs associated with the Rondo Term Loan and Amended Rondo Revolving Credit Facility was $1.6 million.
The Amended Rondo Revolving Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and R&S. The Amended Rondo Revolving Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates. The Amended Rondo Revolving Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Amended Rondo Revolving Credit Facility may be accelerated and/or the interest rate may be increased. At December 31, 2023, Rondo was in compliance with all covenants. The Company is not party to the Amended Rondo Revolving Credit Facility and is not a guarantor of any debt incurred thereunder.
During the year ended December 31, 2023, the Company borrowed $30.0 million under the Amended Rondo Revolving Credit Facility for working capital purposes. The Company repaid $30.0 million of these borrowings during the year ended December 31, 2023 from cash on hand.
On September 26, 2023, Rondo entered into a standby letter of credit guarantee arrangement under the Amended Rondo Revolving Credit Facility in the amount of $42.0 million for purposes of securing inventory from a certain supplier. As of December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $42.0 million under the Amended Rondo Revolving Credit Facility and unused borrowing capacity of $28.0 million.
Rondo Acquisitions Financing – Notes Payable-Related Party
On January 31, 2020, the closing date of the Rondo Acquisitions, Rondo Partners, LLC or its subsidiary, Rondo Top Holdings, LLC, issued notes to the sellers (the “Sellers Notes”) with a stated aggregate principal amount of $44.2 million and a short-term note to a seller (the “Short-Term Seller Note”) with a stated principal amount of $1.0 million. The Sellers Notes are unsecured and accrue interest at a rate of 5% per annum, not compounded, until June 30, 2025. The Sellers Notes are subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest is due on June 30, 2025 if certain financial targets are achieved, the borrowers’ cash flows are sufficient (as defined in the Sellers Notes) and repayment is not prohibited by senior debt. If repayment of all outstanding principal and accrued interest on the Sellers Notes is not made on June 30, 2025, the requirements for repayment are revisited on June 30 of each subsequent year until all principal and accrued interest are satisfied no later than January 31, 2030 or earlier, upon a change in control, as defined. The Short-Term Sellers Note was also unsecured, accrued interest at a rate of 1.6%, and was paid during February 2021.
In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value. The Sellers Notes were stated at the fair value estimate of $35.0 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework. The Short-Term Sellers Note of $1.0 million was recorded at the stated principal amount of $1.0 million, which approximated fair value. The $9.2 million discount on the Sellers Notes will be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes will accrete to the stated principal amount of $44.2 million. During the year ended December 31, 2023, 2022 and 2021, amortization of the discount related to the Sellers Notes was $1.7 million, $1.7 million and $1.6 million, respectively.
The Company is not party to or a guarantor of the Sellers Notes. The Sellers Notes were recorded in notes payable-related party within long-term liabilities as of December 31, 2023 and 2022.
17. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Uncertain tax positions	$497	$563
Long-term portion of liabilities for legal matters (1)	316	49,442
Long-term compensation (2)	21,283	16,737
Contingent consideration (3)	433	11,997
Other long-term liabilities	7,466	8,729
Total other long-term liabilities	$29,995	$87,468
(1)    Refer to Note 21. Commitments and Contingencies for additional information.
(2)    Includes $11.1 million and $7.6 million of long-term liabilities under deferred compensation plans (refer to Note 19. Fair Value Measurements for certain deferred compensation plan liabilities measured at fair value) as of December 31, 2023 and 2022, respectively, and $10.2 million and $9.1 million of long-term employee benefits for the Company’s international employees as of December 31, 2023 and 2022, respectively.
(3)    Refer to Note 19. Fair Value Measurements for additional information.

18. Leases
The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, R&D facilities, and land. The Company's leases have remaining lease terms of 1 year to 21 years (excluding international land easements with remaining terms of approximately 27-96 years). Rent expense for the years ended December 31, 2023, 2022 and 2021 was $21.7 million, $22.6 million, and $19.8 million, respectively.

The components of total lease costs were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost (1)	$16,734	$17,800	$15,057
Finance lease cost:
Amortization of right-of-use assets	4,972	4,808	4,713
Interest on lease liabilities	4,583	4,508	4,601
Total finance lease cost	9,555	9,316	9,314
Total lease cost	$26,289	$27,116	$24,371
(1)Includes variable and short-term lease costs.
Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$30,329	$38,211
Operating lease right-of-use assets - related party (1)	12,954	17,910
Total operating lease right-of-use assets	$43,283	$56,121

Operating lease liabilities	$24,095	$32,126
Operating lease liabilities - related party (1)	12,787	15,914
Current portion of operating lease liabilities	9,207	8,321
Current portion of operating lease liabilities - related party (1)	2,825	2,869
Total operating lease liabilities	$48,914	$59,230

Financing leases
Financing lease right of use assets	$59,280	$63,424

Financing lease liabilities	$58,566	$60,769
Current portion of financing lease liabilities	2,467	3,488
Total financing lease liabilities	$61,033	$64,257
(1)     Refer to Note 24. Related Party Transactions for information about related party leases.
Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,583	$4,539
Operating cash flows from operating leases	$16,036	$16,217
Financing cash flows from finance leases	$3,588	$3,484
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$773	$7,504
Right-of-use assets obtained in exchange for new financing lease liabilities	$856	$4,606

The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	5 years	5 years
Weighted average remaining lease term - finance leases	18 years	19 years
Weighted average discount rate - operating leases	8.9%	8.5%
Weighted average discount rate - finance leases	7.3%	7.2%
Maturities of lease liabilities as of December 31, 2023 were as follow (in thousands):

	Operating Leases	Financing Leases
2024	$15,978	$6,856
2025	14,544	6,874
2026	10,693	6,140
2027	7,742	5,647
2028	5,467	5,647
Thereafter	6,916	79,573
Total lease payments	61,340	110,737
Less: Imputed interest	(12,426)	(49,704)
Total	$48,914	$61,033
Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2023	$15,843	$7,976
2024	16,558	6,913
2025	14,264	6,466
2026	10,393	5,989
2027	7,420	5,645
Thereafter	11,550	85,220
Total lease payments	76,028	118,209
Less: Imputed interest	(16,798)	(53,952)
Total	$59,230	$64,257
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

	Fair Value Measurement Based on
December 31, 2023	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest Rate Swap (1)	$37,089	$—	$37,089	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,100	$—	$9,100	$—
Contingent consideration liability (3)	$921	$—	$—	$921

December 31, 2022
Assets
Interest Rate Swap (1)	$85,586	$—	$85,586	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,674	$—	$9,674	$—
Contingent consideration liability (3)	$15,427	$—	$—	$15,427
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
(3)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of December 31, 2023 and 2022, the contingent consideration liability associated with the Saol Acquisition included $0.1 million and $0.1 million, respectively, recorded in accounts payable and accrued expenses and $0.4 million and $12.0 million, respectively, recorded in other-longer term liabilities. As of December 31, 2023 and 2022, the contingent consideration liability associated with the KSP Acquisition included $0.4 million and $3.3 million, respectively, and was recorded within related party payables - long term. Refer to Note 3. Acquisitions for additional about the KSP Acquisition and the Saol Acquisition.
There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2023.

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
Contingent royalty payments for the year ended December 31, 2023 were not material.
The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance, beginning of period	$15,427	$5,900
Addition due to the Saol Acquisition	—	8,796
Net change in fair value during period	(14,491)	731
Payments	(15)	—
Balance, end of period	$921	$15,427
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
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of December 31, 2022 (the fair value of contingent consideration was immaterial as of December 31, 2023):

Contingent Consideration Liability	Fair Value as of December 31, 2022 (in thousands)	Unobservable input	Range			Weighted Average(1)
Regulatory Milestones (KSP Acquisition)	$390	Discount rate	7.2%	—	8.5%	7.3%
		Probability of payment	1.8%	—	20.0%	18.6%
		Projected year of payment	2024	—	2026	2024
Royalties (KSP Acquisition)	$2,900	Discount rate	12.5%	—	12.5%	12.5%
		Probability of payment	1.8%	—	20.0%	18.6%
		Projected year of payment	2024	—	2033	2028
Royalties (Saol Acquisition)	$12,137	Discount rate	17.8%	—	17.8%	17.8%
		Projected year of payment	2023	—	2033	2027
(1) Unobservable inputs were weighted by the relative fair value of each product candidate acquired.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

The Term Loan Due 2025 is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan Due 2025 at December 31, 2023 and 2022 was approximately $190.8 million and $2.3 billion, respectively.
The Term Loan Due 2028 is in the Level 2 category within the fair value level hierarchy. The fair value was determined using market data for valuation. The fair value of the Term Loan Due 2028 at December 31, 2023 was approximately $2.3 billion.
The Rondo Term Loan is in the Level 2 category within the fair value level hierarchy. The fair value of the Rondo Term Loan at December 31, 2022 was approximately $70.9 million.
The Sellers Notes are in the Level 2 category within the fair value level hierarchy. At December 31, 2023 and 2022 the fair value of the Sellers Notes were $41.0 million and $39.1 million, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the years ended December 31, 2023 and 2022.
20. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company is exposed to interest rate risk on its debt obligations. The Company's debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, refer to Note 16. Debt). The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. To achieve this objective, the Company initially entered into an interest rate swap on the Term Loan Due 2025. On November 14, 2023, in connection with the refinancing of the Term Loan Due 2025 and the New Credit Facility, the Company novated its swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. Refer to section “Interest Rate Derivative - Cash Flow Hedge” below for additional information.
Interest Rate Derivative – Cash Flow Hedge
The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month LIBOR associated with its Term Loan Due 2025 (the “October 2019 Swap”). On May 31, 2023, the Company executed an amendment to the October 2019 Swap that, among other things, changed the variable reference rate from LIBOR to the one-month SOFR (the “Amended October 2019 Swap”).
On November 14, 2023, in connection with the Company’s refinancing of the Term Loan Due 2025 and the New Credit Facility (refer to Note 16. Debt), the Company novated its Amended October 2019 Swap to another counterparty and subsequently amended the interest rate agreement. Specifically, the amendments modified (i) the fixed rate payable by the counterparty from 1.3660% to a new fixed rate of 2.7877% and (ii) extended the termination date through May 4, 2027 (i.e., one year before the Term Loan Due 2028 matures) (the “November 2023 Swap”). The amendments did not change the notional amount of $1.3 billion. The purpose of the November 2023 Swap is to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month SOFR associated with the Term Loan Due 2028.
The Company used a strategy commonly referred to as “blend and extend,” which allows the existing asset position of the swap agreement to be effectively blended into the new interest rate swap agreement. As a result of this transaction, on November 14, 2023, the Amended October 2019 Swap was de-designated and the unrealized gain of $66.7 million was recorded within accumulated other comprehensive (loss) income and will be amortized as a reduction of interest expense, net, over the original term of the of the Amended October 2019 Swap (until May 2025), as the hedged transactions affect earnings. Additionally, the November 2023 Swap had a fair value of $66.7 million at inception, and will be ratably recorded to accumulated other comprehensive (loss) income and reclassified to interest expense, net, over the term of the November 2023 Swap, as the hedged transactions affect earnings.

At the inception of the November 2023 Swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive (loss) income each period, then reclassified into the consolidated statements of operations as a component of interest expense, net in the period in which the hedged transaction affects earnings. The November 2023 Swap is the only swap agreement outstanding as of December 31, 2023.
The effectiveness of the outstanding November 2023 Swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide based upon initial quantitative assessment of the amended swap and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge.
During the year ended December 31, 2023, the Company reclassified a gain of $3.4 million from accumulated other comprehensive income (loss) to interest expense, net. Approximately $26.2 million of net gains included in accumulated other comprehensive loss as of December 31, 2023 are expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive (loss) income occurs.
As of December 31, 2023, the total gain, net of income taxes, related to the Company’s cash flow hedge of $33.7 million was recognized in accumulated other comprehensive loss. As of December 31, 2022, the total gain, net of income taxes, related to the Company’s cash flow hedge was $85.6 million, of which $42.3 million was recognized in accumulated other comprehensive (loss) income and $43.3 million was recognized in non-controlling interests.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$37,089	Other Assets	$85,586
21. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 5. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 24. Related Party Transactions for additional information.
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
For the year ended December 31, 2023, charges related to legal matters, net were $1.8 million, comprised of $3.9 million in charges associated with Generics civil prescription opioid litigation, a $3.0 million charge for the settlement of a Generics customer claim, a $3.0 million charge for the settlement of Generics commercial antitrust litigation, and a $1.9 million charge for the settlement of a corporate stockholder derivative lawsuit, partially offset by a $10.0 million credit from the settlement of Generics patent infringement matters. For the year ended December 31, 2022, the Company recorded charges related to legal matters, net of $269.9 million, primarily for corporate Opana® ER antitrust litigation of $262.8 million and Generics segment civil prescription opioid litigation of $18.0 million, partially offset by corporate insurance recoveries associated with securities class actions of $15.5 million. For the year ended December 31, 2021, charges related to legal matters, net were for the settlement of a corporate securities class action.
Liabilities for legal matters were comprised of the following (in thousands):

	December 31,
Matter	2023	2022
Opana ER® antitrust litigation	$50,000	$83,944
Opana ER® antitrust litigation-accrued interest	2,347	1,423
Civil prescription opioid litigation	21,189	17,993
Other	3,452	4,123
Current portion of liabilities for legal matters	$76,988	$107,483

Opana ER® antitrust litigation	$—	$50,000
Opana ER ® antitrust litigation-imputed interest	—	(1,405)
Opana ER ® antitrust litigation-accrued interest	—	847
Civil prescription opioid litigation	316	—
Long-term portion of liabilities for legal matters (included in other long-term liabilities)	$316	$49,442
Refer to the respective discussions below for information about the significant matters summarized above.
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

Patent Litigation
There is substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and IP claims. One or more patents often cover the brand name products for which the Company is developing generic versions and the Company typically has patent rights covering the Company’s branded products.
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
Other Litigation Related to the Company’s Business

Opana ER® FTC Matters

On July 12, 2019, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”) concerning an August 2017 settlement agreement between Impax Laboratories, Inc. (“Impax”) and Endo Pharmaceuticals Inc. (“Endo”), which resolved a subsequent patent infringement and breach of contract dispute between the parties regarding the June 2010 settlement agreement related to Opana® ER. The Company cooperated with the FTC regarding the CID. On January 25, 2021, the FTC filed a complaint against Endo, Impax and Amneal in the U.S. District Court for the District of Columbia, alleging that the 2017 settlement violated antitrust laws. In April 2021, the Company filed a motion to dismiss the FTC’s complaint, which the District Court granted on March 24, 2022. The FTC appealed the District Court’s decision in May 2022. The D.C. Circuit Court of Appeals affirmed the District Court’s dismissal on August 25, 2023. The FTC did not petition the U.S. Supreme Court for review.
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

Impax subsequently entered into settlement agreements with all of the Plaintiffs that were subsequently approved by the court. Pursuant to the settlement agreements, the Company agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all of the plaintiffs’ claims. The cumulative amount of payments made by the Company pursuant to the settlement agreements was $215.0 million as of December 31, 2023, of which $83.9 million was paid during January

2023, primarily using borrowings under the New Revolving Credit Facility (refer to Note 16. Debt). As of December 31, 2023, the liability for the remaining settlement payment of $50.0 million, plus 3% stated interest thereon was included in the current portion of liabilities for legal matters and was paid in January 2024 with cash on hand. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries. Upon court approval of the final settlement agreements as discussed above, substantially all the claims and lawsuits in the litigation were resolved.
3% interest was payable on the amounts due in January 2023 and January 2024. The Company included the interest accrual on these amounts as a component of the current and long-term portion of liabilities for legal matters. Additional interest of 2.7% was imputed on the $50.0 million long-term liability due in January 2024, resulting in an initial discount of $2.2 million, which was amortized to interest expense over the life of the liability using the effective interest method.

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

On May 15, 2023, Amneal received a CID from the Civil Division requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only” after the reference listed drug’s label was converted to over-the-counter. The Company is cooperating with the Civil Division’s investigation. The Civil Division has not made any claim or demand for damages. However, no assurance can be given as to the timing or outcome of the investigation.
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
Both the May 10, 2019 and June 10, 2020 lawsuits have been incorporated into MDL No. 2724, and the June 10, 2020 lawsuit has been selected for bellwether status. The States of Alabama, Hawaii and Arkansas, and the Territory of Guam voluntarily dismissed all of their claims in the two actions against all defendants, including the Company. American Samoa voluntarily dismissed its claims in the May 10, 2019 action and was not named as a plaintiff in the June 10, 2020 action. On February 27, 2023, the Court addressed defendants’ motions to dismiss the bellwether action filed on June 10, 2020, holding that the states may not pursue certain federal remedies, and otherwise denying Amneal’s joint and individual motion to dismiss. On November 1, 2023, the Attorneys General filed a Motion to Remand their cases to the State of Connecticut. On January 21, 2024, the Joint Panel on Multidistrict Litigation (“JPML”) granted the Motion. However, the JPML stayed the remand order in light of certain defendants’ anticipated petition for a Writ of Mandamus, which defendants filed in the United States Court of Appeals for the Third Circuit on February 22, 2023.
Fact discovery in MDL No. 2724 is proceeding as to both bellwether and non-bellwether cases, and expert discovery as to bellwether cases is also underway. No trial date has been set.
On June 3, 2020, the Company and Impax were also named in a putative class action complaint filed in the Federal Court of Canada in Toronto, Ontario against numerous generic pharmaceutical manufacturers, on behalf of a putative class of individuals who purchased generic drugs in the private sector from 2012 to the present (Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20). The complaint alleges price fixing, among other claims. On August 23, 2022, the plaintiff filed a second amended complaint. On May 30, 2023, the plaintiff served materials for their motion to certify the action as a class proceeding, define the class and certify the common questions to be decided, among other things. The certification hearing date is scheduled for December 2024 and the Company is preparing a response to the motion to certify in advance of that date.
Civil Prescription Opioid Litigation
The Company and certain of its affiliates are named as defendants in over 900 cases filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include county and municipal governments, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors, and retail pharmacies as defendants, and there have been numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors, and retail pharmacies in which the Company and its affiliates are not named. Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804). The Company is also named in various state court cases pending in seven states. No firm trial dates have been set except in Alabama (August 12, 2024 (Mobile County Board of Health)) and Texas (January 31, 2025, trial-ready date (Dallas County)).
The Company reached a settlement agreement with the New Mexico Attorney General to resolve its claims against the Company, which was finalized on April 24, 2023. A Consent Judgment dismissing the case was entered on May 15, 2023.

The Company reached a settlement agreement to resolve all pending litigation brought by West Virginia political subdivisions, which was signed on May 25, 2023. The two neonatal abstinence syndrome cases in West Virginia state court were dismissed on May 31, 2023 and were subsequently appealed by the plaintiffs. These appeals remain pending. The hospital cases pending in West Virginia state court were dismissed on May 2, 2023.

The Company reached a preliminary settlement with a group of private hospitals in Alabama (the “Alabama Hospitals”) in June 2023 to resolve the hospitals’ claims against the Company. The Company anticipates a final determination approving the settlement by the end of the second quarter of 2024.

On January 13, 2023, the Company received a subpoena from the New York Attorney General, seeking information regarding its business concerning opioid-containing products. The Company is cooperating with the request and providing responsive information. On January 4, 2024, the Company received a CID issued by the Alaska Attorney General seeking information regarding its business concerning opioid-containing products. The Company is evaluating the CID.

Based on the settlement agreements with the states of New Mexico and West Virginia and an assessment of the information available, the Company recorded an $18.0 million charge for the year ended December 31, 2022, related to the majority of the MDL and state court cases. Based on an increase in the number of political subdivision cases and the preliminary settlement with the Alabama Hospitals, the Company recorded charges of $3.9 million for the year ended December 31, 2023. For the remaining cases, primarily brought by other hospitals, pension funds, third-party payors and individuals, the Company has not recorded a liability as of December 31, 2023 or December 31, 2022, because it concluded that a loss was not probable and estimable.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal New York received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through May 15, 2024. It is not possible to determine the exact outcome of these investigations.

On March 14, 2019, Amneal received a subpoena from an Assistant U.S. Attorney for the Southern District of Florida (the “AUSA”). The subpoena requested information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company intends to cooperate with the AUSA regarding the subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact outcome of this investigation.

Ranitidine Litigation

The Company and its affiliates were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers, including the Company, without leave to file further amended complaints, holding all claims were preempted. Plaintiffs appealed the MDL Court’s dismissals to the 11th Circuit Court of Appeals. On November 7, 2022, the 11th Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The 11th Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments, which were resolved in September 2023. Merits briefs are expected to be filed during the second quarter of 2024.

The Company and its affiliates have also been named as defendants in various state lawsuits in five states in which the Company has filed motions to dismiss or plans to file motions to dismiss in the future. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all such cases in which the Company and affiliates had been named, holding all claims preempted. There are no trial dates involving the Company in any of the state court cases.

Metformin Litigation

Amneal and AvKARE, LLC (improperly named as AvKARE, Inc.) were named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey, consolidated as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH). The lawsuits allege economic loss in connection with their purchase or reimbursements due to the alleged contamination of generic metformin products with NDMA. Plaintiffs have voluntarily dismissed their claims seeking medical monitoring or evaluation due to their consummation of allegedly contaminated metformin. The parties are currently engaged in discovery. On October 17, 2023, co-defendant Rite-Aid filed a suggestion of bankruptcy and automatic stay of proceeding.

Two additional similar putative class action lawsuits were filed against Amneal and/or AvKARE in the United States District Court for the District of New Jersey and have not been consolidated with In re Metformin: County of Monmouth, et al. v. Apotex Inc., et al., No. 2:23-cv-21001-MAC0MAH (D.N.J.) and Michael Hann v. Amneal Pharmaceuticals of New York, LLC et al., No. 2:23-cv-22902 (D.N.J.). In County of Monmouth, filed against Amneal, AvKARE and numerous other manufacturers and retail pharmacies, Amneal’s response to plaintiffs’ first amended complaint is due March 20, 2024. On February 23, 2024, a stipulation and order was entered which among other things, dismissed specially appearing Amneal Pharmaceuticals Pvt. Ltd. and ordered that the only remaining defendant, Amneal Pharmaceuticals of New York LLC, respond to the complaint within 45 days of the execution of the stipulation on February 22, 2024.

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

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal was named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with the settlement of patent litigation related to Xyrem®. The actions have been consolidated in the United States District Court for the Northern District of California for pretrial proceedings (In re Xyrem (Sodium Oxybate) Antitrust Litigation, No. 5:20-md-02966-LHK (N.D. Cal.)).

Amneal was also named as a defendant in a similar action filed by Aetna Inc. (“Aetna”) in California state court (Aetna Inc. v. Jazz Pharms., Inc. et. All, No. 22CV010951 (Cal. Super. Ct.). The California state court held that it lacks jurisdiction over several defendants, including Amneal, on December 27, 2022, and later issued an order dismissing Amneal without prejudice. On August 25, 2023, Aetna filed a motion seeking leave to file a second amended complaint adding Amneal as a defendant, which the Court tentatively granted on October 20, 2023. Aetna filed a second amended complaint naming Amneal on November 17, 2023.

On February 28, 2023, Amneal executed a $1.9 million settlement agreement with class plaintiffs in the federal litigation. Class plaintiffs filed a motion for final approval of the settlement on November 10, 2023, and a hearing on the issue is scheduled for April 17, 2024. On December 18, 2023, Amneal executed a $4.0 million settlement with Aetna, United Healthcare Services, Inc. (“United”), Humana Inc. (“Humana”), Molina Healthcare Inc. (“Molina”), and Health Care Service Corporation (“HCSC”). Pursuant to that settlement, the federal court dismissed United, Humana, Molina and HCSC’s claims against Amneal, with prejudice, on February 26, 2024, and the California state court dismissed Aetna’s claims against Amneal, with prejudice, on February 29, 2024. For the years ended December 31, 2023 and 2022, the Company recorded $3.0 million and $2.9 million, respectively, for the settlement of claims associated with Xyrem® antitrust litigation.

Value Drug Company v. Takeda Pharmaceuticals U.S.A., Inc.

On August 5, 2021, Value Drug Company filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, seeking to represent a class of direct purchasers and alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® in order to maintain higher prices, in violation of the antitrust laws. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 former direct purchaser class members as plaintiffs, which the Court subsequently granted. Plaintiffs’ second amended complaint did not add any new legal theories or allegations. On April 14, 2023, the Court entered a scheduling order setting a 22-day jury trial to begin on September 5, 2023. On September 5, 2023, Amneal entered into a settlement agreement with plaintiffs, pursuant to which plaintiffs dismissed with prejudice all claims against Amneal. During the year ended December 31, 2023, the Company recorded a $3.0 million charge for the settlement of this claim.

UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.

On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against Takeda and numerous other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal, seeking to represent a class of third party payers and alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® to maintain higher prices, in violation of the antitrust laws. On February 28, 2024, Takeda filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. The deadline for defendants to respond to the complaint is 45 days after the date on which the motion to transfer is resolved.

Russell Thiele, et al. v. Kashiv Biosciences, LLC, et.al.

On March 22, 2022, two purported Amneal Pharmaceuticals, Inc. stockholders filed a stockholder derivative lawsuit in the Court of Chancery of the State of Delaware against Kashiv and certain members of the Company’s Board of Directors. The Company was named as a nominal defendant. On May 2, 2023, the parties entered into a final settlement agreement, which was approved by the Court of Chancery on July 27, 2023. Pursuant to the settlement, the Company has agreed to amend the January 11, 2021 Membership Interest Purchase Agreement with Kashiv to reduce certain royalties on future sales payable by Kashiv, adopt certain governance changes, and pay to plaintiffs’ counsel a court-ordered attorneys’ fees and expenses. The Company recorded a charge of $1.9 million during the year ended December 31, 2023 for the settlement of this litigation. The Court of Chancery approved the final settlement agreement on July 27, 2023.

Indian Tax Authority Matters

Amneal Pharmaceuticals Pvt. Ltd., RAKS Pharmaceuticals Pvt. Ltd., and Puniska Healthcare Pvt. Ltd., which are subsidiaries of the Company, are currently involved in litigations with Indian tax authorities concerning Central Excise Tax, Service Tax, Goods & Services Tax, and Value Added Tax for various periods of time between 2014 and 2017. These subsidiaries have contested certain of these assessments, which are at various stages of the administrative process. The Company strongly believes its Indian subsidiaries have meritorious defenses in the matter.

22. Stockholders’ Equity
On November 7, 2023, the Company implemented the Reorganization, a plan pursuant to which the Company and Amneal reorganized and simplified the Company’s corporate structure by eliminating its umbrella partnership-C-corporation structure and converting to a more traditional C-corporation structure whereby all stockholders hold their voting and economic interests directly through the public company. Effective with the Reorganization, the Company holds 100% of the Amneal Common Units. Refer to Note 1. Nature of Operations for additional information on the Reorganization.
In connection with the Reorganization, the Company amended and restated its certificate of incorporation (“Charter”). The voting rights, dividend rights and participation rights of holders of Class A common stock of the Company did not materially change as a result of the amendment. There were no shares of Class B common stock of the Company outstanding as of December 31, 2023.
Voting Rights
Holders of Class A common stock and Class B common stock are entitled to one vote for each share of stock held, except as required by law. Holders of Class A common stock and Class B common stock vote together as a single class on each matter submitted to a stockholder vote, including to elect, remove or replace all other directors to the Board subject to rights of holders of any preferred stock. Holders of Class A common stock and Class B common stock are not entitled to vote on any amendment to the Company’s Charter that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote on such terms pursuant to the Company’s Charter or law. Holders of Class A common stock do not have cumulative voting rights.
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
Issuance and Restrictions on Company Common Stock
No shares of Class B common stock may be issued except to a holder of Common Units or its affiliates.
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
Preferred Stock
Under the Company’s Charter, the Company’s Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2023 and 2022, no preferred stock had been issued.
Non-Controlling Interests
As discussed in Note 2. Summary of Significant Accounting Policies, the consolidated financial statements of the Company include the accounts of all entities controlled by the Company, including Amneal and its subsidiaries, through the Company’s direct or indirect ownership of a majority voting interest. The Company records non-controlling interests for the portion of its subsidiaries’ economic interests that it does not hold. Prior to the Reorganization, non-controlling interests were adjusted for capital transactions that impact the non-publicly held economic interests in Amneal.
Prior to the Reorganization, Amneal was obligated to make tax distributions to the Members. For the years ended December 31, 2023, 2022, and 2021, the Company recorded net tax distributions of $56.7 million, $10.6 million, and $53.5 million, respectively, as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members. There was no liability for tax distributions payable to Members as of December 31, 2023 and 2022.
As discussed in Note 3. Acquisitions, the Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company attributes 2% of the net income or loss of KSP to these non-controlling interests.
Redeemable Non-Controlling Interests - AvKARE, LLC and R&S
The Company acquired a 65.1% interest in both AvKARE, LLC and R&S on January 31, 2020. The sellers hold the remaining 34.9% interest (“Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met. Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right. The Rondo Class B Units are also redeemable by the holders upon a change in control. Since the redemption of the Rondo Class B Units is outside of the Company’s control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests.
The Company attributes 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption certain. For the years ended December 31, 2023, 2022 and 2021, tax distributions of $14.2 million, $6.9 million and $3.6 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2023 and 2022, there were no amounts due for tax distributions related to these redeemable non-controlling interests.
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

Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized (loss) gain on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2021	$(18,845)	$(5,982)	$(24,827)
Other comprehensive income before reclassification	(13,394)	48,270	34,876
Reallocation of ownership interests	(143)	33	(110)
Balance December 31, 2022	(32,382)	42,321	9,939
Other comprehensive income before reclassification	(433)	(39,248)	(39,681)
Reallocation of ownership interests	(33,257)	34,016	759
Reclassification of cash flow hedge to earnings, net of tax	—	(3,366)	(3,366)
Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
23. Stock-Based Compensation
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan
In May 2018, the Company adopted the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (“2018 Plan”) under which the Company may grant stock options, restricted stock units and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The stock option, RSU and MPRSU award grants are made in accordance with the Company’s 2018 Plan and are subject to forfeiture if the vesting conditions are not met. On May 5, 2020, the stockholders of the Company approved an amendment to the 2018 Plan, which authorized an additional 14 million shares of Class A common stock available for issuance under the 2018 Plan. On May 9, 2023, the stockholders of the Company approved an amendment and restatement of the 2018 Plan, which authorized an additional 20 million shares of Class A common stock available for issuance under the 2018 Plan, resulting in a total shares reserved under the Stock Plan of 57 million shares, and extends the term of the 2018 Plan until May 9, 2033. As of December 31, 2023, the Company had 26,764,218 shares available for issuance under the 2018 Plan.
The Company recognizes the grant date fair value of each option and share of restricted stock unit over its vesting period. Stock options and RSU awards are granted under the Company’s 2018 Plan and generally vest over a 4 year period and, in the case of stock options, have a term of 10 years.
The following table summarizes all of the Company’s stock option activity for the years ended December 31, 2023, 2022, and 2021:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	3,811,229	$4.80
Options exercised	(342,350)	2.76
Options forfeited	(417,379)	11.09
Outstanding at December 31, 2021	3,051,500	$4.17	7.0	$5.3
Options exercised	(207,452)	2.75
Options forfeited	(195,607)	2.77
Outstanding at December 31, 2022	2,648,441	$4.38	6.0	$—
Options exercised	(163,824)	2.75
Options forfeited	(68,252)	2.75
Outstanding at December 31, 2023	2,416,365	$4.54	5.0	$6.6
Options exercisable at December 31, 2023	2,416,365	$4.54	5.0	$6.6

The intrinsic value of options exercised during the year ended December 31, 2023 was approximately $0.2 million. There were no options granted in the years ended December 31, 2023, 2022 and 2021.
The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2023, 2022, and 2021:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2020	9,132,552	$5.09
Granted	6,870,481	5.86
Vested	(1,906,607)	5.97
Forfeited	(912,826)	6.68
Non-vested at December 31, 2021	13,183,600	$5.25	1.4	$63.7
Granted	10,117,037	4.54
Vested	(2,697,134)	5.95
Forfeited	(2,674,890)	5.07
Non-vested at December 31, 2022	17,928,613	$4.77	1.3	$35.7
Granted	7,519,565	1.91
Vested	(3,888,602)	4.53
Forfeited	(4,104,873)	3.41
Non-vested at December 31, 2023	17,454,703	$3.92	1.2	$105.4
The table above includes 2,431,521 MPRSUs granted to executives during March and April 2023. Vesting of the March 2023 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 3, 2023 and requires the employee’s continued employment or service through February 28, 2026. Vesting of the April 2023 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting April 28, 2023 and requires the employee’s continued employment or service through February 28, 2026. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (4,863,042 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $1.81 and $2.17 and was calculated using a Monte Carlo simulation model. 2,375,711 of these MPRSUs remain outstanding and unvested at December 31, 2023.
The table above includes 3,053,738 MPRSUs granted to executives during 2022. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2022 and requires the employee’s continued employment or service through February 28, 2025. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (6,107,476 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $6.22 and was calculated using a Monte Carlo simulation model. 2,627,349 of these MPRSUs remain outstanding and unvested at December 31, 2023.
The table above also includes 2,331,211 MPRSUs granted to executives during 2021. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2021 and requires the employee’s continued employment or service through February 29, 2024. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (4,662,422 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $5.31 and $8.58 and was calculated using a Monte Carlo simulation model. 1,940,739 of these MPRSUs remained outstanding and unvested at December 31, 2023.
As of December 31, 2023, the Company had total unrecognized stock-based compensation expense of $32.3 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.5 years.

The amount of stock-based compensation expense recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$3,561	$4,811	$4,688
Selling, general and administrative	18,922	20,746	18,718
Research and development	4,339	6,290	5,006
Total	$26,822	$31,847	$28,412
24. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. The following table summarizes the Company’s related party transactions (in thousands):

			Year ended December 31,
	Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2023	2022	2021
A	Kashiv Biosciences LLC
i.	Parking space lease	Research and development	$100	$100	$99
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim	Selling, general and administrative	$—	$5,000	$—
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim-pbbk	Intangible asset	$—	$15,000	$—
ii.	Inventory purchases under license and commercialization agreement - Filgrastim and Pegfilgrastim	Inventory and cost of goods sold	$—	$260	$—
ii.	Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko)	Cost of goods sold	$5,114	$—	$—
ii.	Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko)	Inventory and cost of goods sold	$1,022	$—	$—
iii.	Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$(25)	$1,761	$1,362
iv.	Transition services associated with the KSP Acquisition	Selling, general and administrative	$—	$—	$255
v.	Development and commercialization - consulting - various products	Research and development	$—	$2	$628
vi.	Generic development supply agreement - research and development material	Research and development	$(2,809)	$—	$—
vi.	Generic development supply agreement - development activity deferred income	Deferred revenue	$(246)	$—	$—
vii.	K127 development and commercialization agreement*	Research and development	$—	$—	$3,000
viii.	Commercial product support for EluRyng and other products*	Cost of goods sold and research and development	$—	$—	$1,239
ix.	Profit sharing - various products*	Cost of goods sold	$—	$—	$2,680
x.	Development and commercialization agreements - various products*	Research and development	$—	$—	$150

B	LAX Hotel, LLC
	Financing lease	Inventory and cost of goods sold	$—	$—	$217
	Interest component of financing lease	Interest expense	—	—	362
	Total		$—	$—	$579

C	Kanan, LLC - operating lease	Inventory and cost of goods sold	$2,540	$2,104	$2,103
D	Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$1,352	$1,211	$1,179
E	PharmaSophia, LLC - research and development services income	Research and development	$—	$(45)	$(329)
E	PharmaSophia, LLC - license and commercialization agreement	Research and development	$—	$1,093	$—
F	Fosun International Limited - license and supply agreement	Net revenue	$(80)	$—	$—
F	Fosun International Limited - API co-development agreement	Net revenue	$—	$—	$(200)
G	Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$15,873	$2,742	$11,380
H	Tracy Properties LLC - operating lease	Selling, general and administrative	$625	$565	$532
I	AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$8,746	$4,963	$5,156
J	AvPROP, LLC - operating lease	Selling, general and administrative	$167	$178	$165
K	Tarsadia Investments, LLC - financial consulting services	Selling, general and administrative	$—	$—	$—
L	Avtar Investments, LLC - consulting services	Research and development	$321	$216	$361
M	TPG Operations, LLC - consulting services	Selling, general and administrative	$—	$19	$249
N	TPG Capital BD, LLC	Loss on refinancing	$3,000	$—	$—
O	Alkermes Plc	Inventory and cost of goods sold	$464	$235	$138
P	R&S Solutions LLC - logistics services	Selling, general and administrative	$102	$85	$183
Q	Asana Biosciences, LLC	Research and development	$—	$(5)	$(4)
S	Members - tax receivable agreement	Other expense	$3,126	$631	$—
*Agreement between Amneal and Kashiv was acquired with KSP and has become a transaction among Amneal’s consolidated subsidiaries subsequent to the transaction closing on April 2, 2021. The disclosure relates to the historical agreement as a related party transaction through April 2, 2021 (refer to Note 3. Acquisitions for additional information).

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

		December 31, 2023	December 31, 2022
R	Sellers of AvKARE LLC and R&S - state tax indemnification	$—	$486
A	Kashiv - various agreements	954	12
Q	Asana BioSciences, LLC	—	2
O	Alkermes	1	—
	Related party receivables - short term	$955	$500

A	Kashiv - various agreements	$3,179	$110
G	Apace Packaging, LLC - packaging agreement	1,091	756
I	AzaTech Pharma LLC - supply agreement	1,958	863
L	Avtar Investments LLC - consulting services	100	72
R	Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	442	442
S	Members - tax receivable agreement	549	201
P	R&S Solutions LLC - logistics services	—	7
O	Alkermes Plc	2	28
	Related party payables - short term	$7,321	$2,479

A	Kashiv - contingent consideration	$430	$3,290
R	Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	8,139	5,929
S	Members - tax receivable agreement	3,207	430
	Related party payables - long term	$11,776	$9,649
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

On January 11, 2021, the Company and Kashiv entered into a definitive agreement for Amneal to acquire a 98% interest in KSP, which was a subsidiary of Kashiv and focuses on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. The acquisition closed on April 2, 2021 and included contingent payments for achievement of certain regulatory milestones and potential royalty payments base on annual net sales for certain future pharmaceutical products. Certain of the contracts between Amneal and Kashiv were acquired in this transaction and have become transactions among Amneal’s consolidated subsidiaries subsequent to the transaction closing. Refer to Note 3. Acquisitions for further details on the KSP acquisition.

Below is a summary of the related party arrangements held between the Company and Kashiv that were not impacted by the KSP Acquisition:
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

iii.Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix Acetate. Under the agreement, the IP and abbreviated new drug application for these products are owned by Amneal, and Kashiv will receive a profit share for all sales of the products made by Amneal. In connection with the agreement, Amneal made an upfront payment of $1.1 million in August 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2.1 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal agreed to pay $2.6 million of development fees to Kashiv as the development work is completed.
iv.As discussed in Note 3. Acquisitions, the purchase price for the KSP Acquisition included contingent consideration. As of December 31, 2023 and 2022, a contingent consideration liability of $0.4 million and $3.3 million, respectively, associated with the KSP Acquisition was recorded in related party payable-long term. For the year ended December 31, 2021, the Company recorded $0.3 million of expenses for transition services associated with the KSP Acquisition provided by Kashiv.
v.Amneal has various consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products.
vi.In December 2022, Amneal and Kashiv entered into a development supply agreement specific to four generic product candidates. Amneal will be responsible to manufacture batch products, as well as to perform certain developmental activities on behalf of Kashiv. Kashiv, as owner of the IP, will be responsible for regulatory filings, obtaining FDA approval, marketing, selling, and pricing activities. Pursuant to the terms of the development supply agreement, Amneal is eligible to earn up to $2.4 million related to the aforementioned services. During the years ended December 31, 2023, 2022 and 2021, the Company did not record any revenue related to this agreement.
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
vii.    Amneal and Kashiv entered into a licensing agreement for the development and commercialization of Kashiv’s orphan drug K127 (pyridostigmine) for the treatment of Myasthenia Gravis. Under the terms of the agreement, Kashiv was responsible for all development and clinical work required to secure Food and Drug Administration approval and Amneal was responsible for filing the NDA and commercializing the product. The Company made an upfront payment of approximately $1.5 million to Kashiv in December 2019, and Kashiv was eligible to receive development and regulatory milestones totaling approximately $16.5 million.

Kashiv was also eligible to receive tiered royalties from the low double-digits to mid-teens on net sales of K127.
viii. On February 20, 2020, the Company and Kashiv entered into a master services agreement covering certain services that Kashiv provided the Company for commercial product support related to EluRyng and other products, including Ranitidine and Nitrofurantoin.
ix. Amneal had various development, commercialization and consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. Kashiv received a percentage of net profits with respect to Amneal’s sales of these products.
x. Amneal had various development, commercialization and consulting arrangements with Kashiv to collaborate on the development and commercialization of certain generic pharmaceutical products. This activity related to the total reimbursable expenses associated with these arrangements.
Refer to Note 21. Commitments and Contingencies for information on an amendment to the Membership Interest Purchase Agreement associated with the acquisition of KSP from Kashiv, resulting from the settlement of litigation.

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
PharmaSophia and Nava are parties to an R&D agreement pursuant to which Nava provides R&D services to PharmaSophia (the “Nava Agreement”). Nava subcontracted this obligation to Amneal under a subcontract R&D services agreement pursuant to which Amneal provides R&D services to Nava in connection with the products being developed by PharmaSophia. On August 28, 2023, Amneal and Nava terminated the subcontract R&D services agreement by mutual consent.

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
(F) Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that is a shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company's U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1.0 million non-refundable fee, net of tax, in July 2019 and was required to pay the Company $0.3 million for each of eight products upon the first commercial sale of each in China in addition to a supply price and a profit share. On August 11, 2023, the Company and Fosun amended the license and supply agreement to, among other things, (i) increase the products in the agreement from eight to ten, (ii) eliminate the first commercial sales milestone of $0.3 million for each product and (iii) decrease the profit share percentage applicable to all products.
On August 12, 2021, the Company entered into an active pharmaceutical ingredient (“API”) co-development agreement with a subsidiary of Fosun. Under the terms of the agreement, the Company provided Fosun a license to manufacture and sell two pharmaceutical products outside of the U.S. Fosun will be responsible for obtaining regulatory approval outside the U.S. Fosun paid the Company a $0.2 million non-refundable fee which was recognized in 2021 as revenue and will be required to pay the Company $0.1 million for each of the two products upon the first commercial sale of each in China in addition to a profit share.
(G) Apace KY, LLC d/b/a Apace Packaging LLC

Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to a packaging agreement. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace.
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

(L) Avtar Investments, LLC

Avtar Investments, LLC (“Avtar”) is a private investment firm. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement under which Avtar will provide R&D consulting services.

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

(N) TPG Capital BD, LLC

TPG Capital BD, LLC (“TPG Capital”), an affiliate of TPG, provided the Company with advice and assistance with respect to the refinancing of the Term Loan Due 2025 and the Amended New Revolving Credit Facility for which the Company paid TPG Capital $3.0 million. Refer to Note 16. Debt for additional information on the refinancing of the Company’s debt.

(O) Alkermes Plc
Rondo Partners LLC purchases inventory from Alkermes Plc for resale. A member of the Board of Directors of the Company is also a member of the Board of Directors of Alkermes Plc.

(P) R&S Solutions LLC
R&S Solutions LLC provides logistic services to the Company. A member of Company management beneficially owns outstanding equity securities of R&S Solutions LLC.
(Q) Asana Biosciences, LLC

Asana Biosciences, LLC (“Asana”) is an early-stage drug discovery and R&D company focusing on several therapeutic areas, including oncology, pain and inflammation. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Asana. In addition, they serve on the Board of Managers of Asana. From time to time, Amneal provides R&D services to Asana under a development and manufacturing agreement and storage services under a storage agreement.

(R) Sellers of AvKARE LLC and R&S
Tax Indemnification – Rondo Acquisitions
In accordance with the Rondo Equity Purchase Agreement, the Company was indemnified by the sellers of AvKARE, LLC and R&S for $0.5 million of state taxes paid on behalf of the sellers for a tax period prior to the closing of the Rondo Acquisition. As a result, the Company recorded $0.5 million of related party receivables - short term as of December 31, 2022.
Notes Payable – Related Party
Certain holders of the Rondo Class B Units are also holders of the Sellers Notes and were holders of the Short-Term Sellers Note, which Amneal repaid in 2021. For additional information, refer to Note 16. Debt.

Refer to Note 22. Stockholders’ Equity for related party transactions associated with the Rondo Acquisitions.
Tax Distributions
Under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For further details, refer to Note 22. Stockholders' Equity.

(S) Tax Receivable Agreement
In connection with the acquisition of Impax, the Company entered into a tax receivable agreement, for which it was generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A Common Stock and (ii) tax benefits attributable to payments made under the TRA. In connection with the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. Refer to Note 7. Income Taxes for additional information.
(T) Tax Distributions to Members
Prior to the Reorganization, Amneal was obligated to make tax distributions to the Members, which were also holders of non-controlling interests in the Company. For further details, refer to Note 22. Stockholders' Equity and Note. 7 Income Taxes.
(U) Puniska Acquisition
The purchase price for the Puniska Acquisition included $14.2 million due to the sellers, which was outstanding at December 31, 2021 (paid by Amneal in 2022), for the satisfaction of a preexisting payable upon approval of the transaction by the government of India. Further, the Company paid $1.7 million for the remaining 26% equity interest of Puniska (included in redeemable non-controlling interests in the Company’s consolidated balance sheet as of December 31, 2021) upon approval of the Puniska Acquisition by the government of India in 2022. Refer to Note. 3 Acquisitions and Note 22. Stockholders’ Equity for additional information.
25. Employee Benefit Plans
The Company has voluntary defined contribution plans covering eligible employees in the U.S. which provide for a Company match. For the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions of $9.9 million, $9.5 million and $8.9 million, respectively.
The Company also has a deferred compensation plan for certain former executives and employees of Impax, some of whom are currently employed by the Company. In January 2019, the Company announced that it will no longer accept contributions from employees or make matching contributions for the deferred compensation plan. Deferred compensation liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived by reference to hypothetical investments selected by the participants and is included in accounts payable and accrued expenses and other long-term liabilities. Refer to Note 17. Other Long-Term Liabilities and Note 19. Fair Value Measurements for additional information.
26. Segment Information
The Company has three reportable segments: Generics, Specialty, and AvKARE.
Generics
The Company’s Generics segment includes a retail and institutional portfolio of over 260 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals.
Specialty
The Company’s Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders.

AvKARE
The Company’s AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK, which service the Department of Defense and Department of Veteran Affairs. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, R&D expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2023	Generics	Specialty	AvKARE	Corporate and Other	Total Company
Net revenue (1)	$1,471,401	$390,457	$531,749	$—	$2,393,607
Cost of goods sold	913,869	214,277	444,896	—	1,573,042
Gross profit	557,532	176,180	86,853	—	820,565
Selling, general and administrative	119,912	88,137	55,341	166,285	429,675
Research and development	132,233	31,717	—	—	163,950
In-process research and development impairment charges	26,500	4,300	—	—	30,800
Intellectual property legal development expenses	3,708	120	—	—	3,828
Restructuring and other charges	211	1,105	—	433	1,749
Change in fair value of contingent consideration	—	(14,497)	—	—	(14,497)
(Credit) charges related to legal matters, net	(64)	—	—	1,888	1,824
Other operating income	(1,138)	—	—	—	(1,138)
Operating income (loss)	$276,170	$65,298	$31,512	$(168,606)	$204,374

Year Ended December 31, 2022	Generics	Specialty	AvKARE	Corporate and Other	Total Company
Net revenue (1)	$1,432,073	$374,121	$406,110	$—	$2,212,304
Cost of goods sold	896,031	182,432	349,133	—	1,427,596
Gross profit	536,042	191,689	56,977	—	784,708
Selling, general and administrative	109,781	90,031	53,659	146,229	399,700
Research and development	167,509	28,179	—	—	195,688
In-process research and development impairment charges	12,970	—	—	—	12,970
Intellectual property legal development expenses	4,251	107	—	—	4,358
Acquisition, transaction-related and integration expenses	25	49	—	635	709
Restructuring and other charges	821	—	—	600	1,421
Change in fair value of contingent consideration	—	731	—	—	731
Insurance recoveries for property losses and associated expenses, net	(1,911)	—	—	—	(1,911)
Charges related to legal matters, net	22,400	—	—	247,530	269,930
Other operating income	(3,960)	—	—	—	(3,960)
Operating income (loss)	$224,156	$72,592	$3,318	$(394,994)	$(94,928)

Year Ended December 31, 2021	Generics	Specialty	AvKARE	Corporate and Other	Total Company
Net revenue (1)	$1,366,338	$378,319	$349,012	$—	$2,093,669
Cost of goods sold	848,260	193,562	282,874	—	1,324,696
Gross profit	518,078	184,757	66,138	—	768,973
Selling, general and administrative	64,500	84,481	57,918	158,605	365,504
Research and development	158,365	43,482	—	—	201,847
In-process research and development impairment charges	710	—	—	—	710
Intellectual property legal development expenses	7,562	154	—	—	7,716
Acquisition, transaction-related and integration expenses	—	16	1,422	6,617	8,055
Restructuring and other charges	80	—	—	1,777	1,857
Change in fair value of contingent consideration	—	200	—	—	200
Charges for property losses and associated expenses, net	5,368	—	—	—	5,368
Charges related to legal matters, net	—	—	—	25,000	25,000
Operating income (loss)	$281,493	$56,424	$6,798	$(191,999)	$152,716
(1)Net revenue from external customers is attributed to countries based on the location of the product shipment. For the years ended December 31, 2023, 2022, and 2021, net revenue from external customers attributed to foreign countries was immaterial.

Long-Lived Assets

Long-lived assets, which are comprised of property, plant and equipment, net and operating and financing lease right-of-use assets, are attributed based on physical location. Long-lived assets by country were as follows (in thousands):

	December 31, 2023	December 31, 2022
United States	$316,947	$354,504
India	179,401	180,325
Ireland	53,789	54,531
	$550,137	$589,360

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

	Year Ended December 31,
	2023	2022	2021
Impairment of equipment	$—	$—	$4,202
Impairment of inventory	—	—	950
Repairs and maintenance expenses	—	—	3,716
Salaries and benefits	—	—	1,500
Total property losses and associated expenses	$—	$—	$10,368
Less: Insurance recoveries received	—	(1,911)	(5,000)
(Insurance recoveries) charges for property losses and associated expenses, net	$—	$(1,911)	$5,368

28. Subsequent Events
Knight Therapeutics International S.A. License Agreement
On January 24, 2024, the Company entered into a 15-year license, distribution and supply agreement with Knight Therapeutics International S.A. (“Knight”) granting Knight the exclusive rights to seek regulatory approval and commercialize IPX203 in Canada and Latin America (the “Knight License Agreement”). The Knight License Agreement will automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance of any such renewal.
Knight will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Knight.
On February 26, 2024, the Company received a nonrefundable license fee of $1.0 million from Knight. The Knight License Agreement provides for potential future milestone payments totaling $10.5 million, contingent upon regulatory approval, launch dates and cumulative net sales targets by Knight. The agreement also includes low-double digit royalty payments based on net sales of IPX203.

License Agreement with Zambon Biotech
On February 23, 2024, the Company entered into a 15-year license, distribution and supply agreement with Zambon Biotech S.A. (“Zambon”) granting Knight the exclusive rights to seek regulatory approval and commercialize IPX203 in Europe (the “Zambon License Agreement”). The Zambon License Agreement will automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance of any such renewal.
Zambon will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Zambon.
In connection with the execution of the agreement, the Company is entitled to a non-refundable license fee of €5.0 million from Zambon. The Zambon License Agreement provides for potential future milestone payments totaling €71.5 million, contingent upon regulatory approval, launch dates and certain annual net sales targets by Zambon. The agreement also includes a single-digit to low-double digit royalty payments based on net sales of IPX203.

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

2.7
Agreement and Plan of Merger, dated as of November 7, 2023, by and among Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.), Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.) and Amneal Merger Sub 1 Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

2.8
Agreement and Plan of Merger, dated as of November 7, 2023, by and among Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.), Amneal Pharmaceuticals LLC and Amneal Merger Sub 2 LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

3.1
Amended and Restated Certificate of Incorporation of Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

3.2
Amended and Restated Bylaws of Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on December 15, 2023).

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

10.24
Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020). †

10.25
Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated as of July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).†

10.26
Amneal Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended and restated on August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022).†

10.27
Modification No. 2 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Anastasios Konidaris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023).†

10.28
Modification No. 1 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Nikita Shah (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023).†

10.29
Modification No. 2 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Andrew Boyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023). †

10.30
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023).†

10.31
Amendment No. 1 to Term Loan Credit Agreement, dated as of May 30, 2023, entered into by and among Amneal Pharmaceuticals LLC, the Guarantors, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

10.32
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of April 20, 2023, by and among Rondo Holdings, LLC, Rondo Intermediate Holdings, LLC, the Subsidiary Loan Parties party hereto, the Lenders party hereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

10.33
Amendment No. 2 Revolving Credit and Term Loan Agreement, dated as of September 21, 2023, by and among Rondo Holdings, LLC, Rondo Intermediate Holdings, LLC, the Subsidiary Loan Parties party hereto, the Lenders party hereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

10.34
Amendment No. 2 to Term Loan Credit Agreement, dated as of November 14, 2023, among Amneal Pharmaceuticals LLC, each of the lenders party thereto, and J.P. Morgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 14, 2023).

10.35
Term Loan Credit Agreement, dated as of November 14, 2023, by and among Amneal Pharmaceuticals LLC, the lenders party thereto, J.P. Morgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 14, 2023).

10.36
Amendment No. 1 to the Revolving Credit Agreement and Amendment No. 1 to the Collateral Agreement, dated November 14, 2023, by and among Amneal Pharmaceuticals LLC, the lenders party thereto from time to time and Truist Bank as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 14, 2023).

10.37
Amendment to No. 1, dated as of November 7, 2023, to the Employment Agreement, dated as of January 24, 2018, by and among Amneal Pharmaceuticals LLC, Amneal Holdings, LLC and Andrew Boyer, as modified (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2023).†

10.38
Amendment to No. 1, dated as of November 7, 2023, to the Employment Agreement, dated as of March 11, 2020, by and among Amneal Pharmaceuticals LLC, Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.) and Anastasios (Tasos) G. Konidaris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2023).†

10.39
Amendment to No. 1, dated as of November 7, 2023, to the Employment Agreement, dated as of July 29, 2020, by and between Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.) and Nikita Shah (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2023).†

10.40
Amendment No. 1, dated as of November 7, 2023, to the Tax Receivable Agreement, dated as of May 4, 2018, by and among Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.), Amneal Pharmaceuticals LLC and the certain former Members of Amneal Pharmaceuticals LLC from time to time party thereto among Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.), Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.), Amneal Pharmaceuticals LLC and Padmesh Patel, solely in his capacity as the Member Representative (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

10.41
Third Amended and Restated Stockholders Agreement, dated as of November 7, 2023, by and among AP Class D Member, LLC, AP Class E Member, LLC, AH PPU Management, LLC, Amneal Intermediate (formerly Amneal Pharmaceuticals, Inc. and Atlas Holdings, Inc.) and Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

10.42
Amneal Pharmaceuticals LLC Fourth Amended and Restated Limited Liability Company Agreement, dated as of November 7, 2023, by and among Amneal Pharmaceuticals LLC and its Members (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

10.43
Form of Stock Surrender Agreement, dated as of November 7, 2023, by and between Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.) and former Members of Amneal Pharmaceuticals LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

97.1	Dodd-Frank Clawback Policy.*

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: March 14, 2024	Amneal Pharmaceuticals, Inc.

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co-Chief Executive Officer and Director	March 14, 2024
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co-Chief Executive Officer and Director	March 14, 2024
Chintu Patel	(Co-Principal Executive Officer)

/s/ Anastasios Konidaris	Executive Vice President, Chief Financial Officer	March 14, 2024
Anastasios Konidaris	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		March 14, 2024
Paul M. Meister	Chairman of the Board and Director

/s/ Jeffrey P. George		March 14, 2024
Jeffrey P. George	Director

/s/ Emily Peterson Alva		March 14, 2024
Emily Peterson Alva	Director

/s/ J. Kevin Buchi		March 14, 2024
J. Kevin Buchi	Director

/s/ John J. Kiely, Jr.		March 14, 2024
John J. Kiely, Jr.	Director

/s/ Ted Nark		March 14, 2024
Ted Nark	Director

/s/ Gautam Patel		March 14, 2024
Gautam Patel	Director

/s/ Shlomo Yanai		March 14, 2024
Shlomo Yanai	Director

/s/ Deb Autor		March 14, 2024
Deb Autor	Director