Form 10-Q
period 2024-03-31
Amneal Pharmaceuticals, Inc.
filed 2024-05-08
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number 001-38485
Amneal Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-4225266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Amneal Pharmaceuticals, Inc. 400 Crossing Boulevard, Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)
(908) 947-3120
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	AMRX	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2024, there were 308,651,373 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

Amneal Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other publicly available documents of Amneal Pharmaceuticals, Inc. contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Management and representatives of Amneal Pharmaceuticals, Inc. and its subsidiaries (“the Company”, “we”, “us”, or “our”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “targets,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development; regulatory approvals; market position and expenditures.

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
•the risk of claims brought against us by third parties such as those described in Note 17. Commitments and Contingencies - Other Litigation Related to the Company’s Business;
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
•the high concentration of ownership of our Class A common stock and the fact that we are controlled by the Amneal Group (as defined in Item 1. Business in the Company’s 2023 Annual Report on Form 10-K); and

•such other factors as may be set forth elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.
Investors should carefully read our Annual Report on Form 10-K for the year ended December 31, 2023, including the section 1A. Risk Factors, for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenue	$659,191	$557,540
Cost of goods sold	421,131	379,354
Gross profit	238,060	178,186
Selling, general and administrative	112,595	102,096
Research and development	39,298	38,690
Intellectual property legal development expenses	984	1,644
Restructuring and other charges	1,470	510
Change in fair value of contingent consideration	100	2,457
Charges (credit) related to legal matters, net	94,359	(436)
Other operating income	—	(1,224)
Operating (loss) income	(10,746)	34,449
Other (expense) income:
Interest expense, net	(65,703)	(49,315)
Foreign exchange (loss) gain, net	(1,197)	1,901
Increase in tax receivable agreement liability	(1,948)	(826)
Other income, net	4,072	4,365
Total other expense, net	(64,776)	(43,875)
Loss before income taxes	(75,522)	(9,426)
Provision for income taxes	6,156	668
Net loss	(81,678)	(10,094)
Less: Net (income) loss attributable to non-controlling interests	(9,965)	3,151
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(91,643)	$(6,943)

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic and diluted	$(0.30)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	307,279	152,109

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(81,678)	$(10,094)
Less: Net (income) loss attributable to non-controlling interests	(9,965)	3,151
Net loss attributable to Amneal Pharmaceuticals, Inc.	(91,643)	(6,943)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(390)	1,797
Unrealized gain (loss) on cash flow hedge, net of tax of $0	15,543	(14,270)
Reclassification of cash flow hedge to earnings, net of tax of $0	(6,515)	—
Less: Other comprehensive loss attributable to non-controlling interests	—	6,236
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	8,638	(6,237)
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(83,005)	$(13,180)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$46,520	$91,542
Restricted cash	5,097	7,565
Trade accounts receivable, net	668,955	613,732
Inventories	570,653	581,384
Prepaid expenses and other current assets	87,298	82,685
Related party receivables	1,521	955
Total current assets	1,380,044	1,377,863
Property, plant and equipment, net	439,815	447,574
Goodwill	598,549	598,629
Intangible assets, net	859,272	890,423
Operating lease right-of-use assets	32,970	30,329
Operating lease right-of-use assets - related party	12,468	12,954
Financing lease right-of-use assets	59,532	59,280
Other assets	73,747	55,517
Total assets	$3,456,397	$3,472,569
Liabilities and Stockholders' (Deficiency) Equity
Current liabilities:
Accounts payable and accrued expenses	$558,518	$534,662
Current portion of liabilities for legal matters	30,130	76,988
Revolving credit facility	179,000	179,000
Current portion of long-term debt, net	33,660	34,125
Current portion of operating lease liabilities	9,508	9,207
Current portion of operating lease liabilities - related party	3,192	2,825
Current portion of financing lease liabilities	3,305	2,467
Related party payables - short term	17,075	7,321
Total current liabilities	834,388	846,595
Long-term debt, net	2,377,707	2,386,004
Note payable - related party	41,893	41,447
Operating lease liabilities	26,786	24,095
Operating lease liabilities - related party	11,969	12,787
Financing lease liabilities	58,809	58,566
Related party payables - long term	11,394	11,776
Liabilities for legal matters - long term	85,479	316
Other long-term liabilities	24,579	29,679
Total long-term liabilities	2,638,616	2,564,670
Commitments and contingencies (Notes 4 and 17)
Redeemable non-controlling interests	47,022	41,293
Stockholders' (Deficiency) Equity
Preferred stock, $0.01 par value, 2,000 shares authorized at both March 31, 2024 and December 31, 2023; none issued at both March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2024 and December 31, 2023; 308,623 and 306,565 shares issued at March 31, 2024 and December 31, 2023, respectively	3,086	3,066
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2024 and December 31, 2023; none issued at both March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	538,720	539,240
Stockholders' accumulated deficit	(581,819)	(490,176)
Accumulated other comprehensive loss	(23,711)	(32,349)
Total Amneal Pharmaceuticals, Inc. stockholders' (deficiency) equity	(63,724)	19,781
Non-controlling interests	95	230
Total stockholders' (deficiency) equity	(63,629)	20,011
Total liabilities and stockholders' (deficiency) equity	$3,456,397	$3,472,569
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(81,678)	$(10,094)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,528	58,150
Unrealized foreign currency loss (gain)	1,511	(1,987)
Amortization of debt issuance costs and discount	288	2,058
Intangible asset impairment charges	920	—
Change in fair value of contingent consideration	100	2,457
Stock-based compensation	6,722	7,596
Inventory provision	22,923	25,204
Other operating charges and credits, net	1,250	2,047
Changes in assets and liabilities:
Trade accounts receivable, net	(55,173)	195,970
Inventories	(12,200)	(22,508)
Prepaid expenses, other current assets and other assets	(11,708)	29,160
Related party receivables	(562)	470
Accounts payable, accrued expenses and other liabilities	62,174	(150,483)
Related party payables	5,495	1,672
Net cash (used in) provided by operating activities	(4,410)	139,712
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,198)	(9,688)
Acquisition of intangible assets	(9,700)	(338)
Deposits for future acquisition of property, plant and equipment	(862)	(1,711)
Net cash used in investing activities	(19,760)	(11,737)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities, financing leases and other	(63,377)	(72,659)
Borrowings on revolving credit facilities	48,000	80,000
Proceeds from exercise of stock options	28	—
Employee payroll tax withholding on restricted stock unit vesting	(7,212)	(2,022)
Tax distributions to non-controlling interests	(594)	(18,219)
Net cash used in financing activities	(23,155)	(12,900)
Effect of foreign exchange rate on cash	(165)	767
Net (decrease) increase in cash, cash equivalents, and restricted cash	(47,490)	115,842
Cash, cash equivalents, and restricted cash - beginning of period	99,107	35,227
Cash, cash equivalents, and restricted cash - end of period	$51,617	$151,069
Cash and cash equivalents - end of period	$46,520	$144,674
Restricted cash - end of period	5,097	6,395
Cash, cash equivalents, and restricted cash - end of period	$51,617	$151,069

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$64,514	$41,066
Cash (paid) received, net for income taxes	$(4,567)	$3,421

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$3,777	$11,548

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited; in thousands)

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(91,643)	—	(135)	(91,778)	10,100
Foreign currency translation adjustments	—	—	—	—	(390)	—	(390)	—
Stock-based compensation	—	—	6,722	—	—	—	6,722	—
Exercise of stock options	10	—	28	—	—	—	28	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,048	20	(7,270)	—	—	—	(7,250)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	15,543	—	15,543	—
Tax distributions, net	—	—	—	—	—	—	—	(4,371)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,515)	—	(6,515)	—
Balance at March 31, 2024	308,623	$3,086	$538,720	$(581,819)	$(23,711)	$95	$(63,629)	$47,022

	Old PubCo
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net (loss) income	—	—	—	—	—	(6,943)	—	(8,688)	(15,631)	5,537
Foreign currency translation adjustments	—	—	—	—	—	—	898	899	1,797	—
Stock-based compensation	—	—	—	—	7,596	—	—	—	7,596	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,831	18	—	—	1,497	—	62	(3,572)	(1,995)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	—	—	(7,135)	(7,135)	(14,270)	—
Tax distributions	—	—	—	—	—	—	—	(26,808)	(26,808)	(2,959)
Balance at March 31, 2023	153,321	$1,532	152,117	$1,522	$700,722	$(413,126)	$3,764	$(159,746)	$134,668	$27,527

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including retail generics, injectables, and biosimilars in our Generics segment and specialty branded pharmaceuticals. The Company operates principally in the United States (“U.S.”), India, and Ireland, and sells to wholesalers, distributors, hospitals, governmental agencies, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company whose principal assets are 100% of the common units of Amneal Pharmaceuticals, LLC (“Amneal”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024, cash flows for the three months ended March 31, 2024 and 2023 and the results of its operations, its comprehensive loss and its changes in stockholders’ equity (deficiency) for the three months ended March 31, 2024 and 2023. The consolidated balance sheet data at December 31, 2023 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by U.S. GAAP.
Except for the updates included in this note, the accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2023 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, liabilities for legal matters, contingent liabilities, initial and subsequent valuation of contingent consideration recognized in business combinations, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Reclassification
The prior period balance related to the TRA (as defined in Note 5. Income Taxes) of $0.8 million, formerly included in other income, net for the three months ended March 31, 2023, has been reclassified to the income statement caption “increase in tax receivable agreement liability” to conform to the current period presentation in the consolidated statements of operations. This reclassification did not impact total other expense, net or net loss.
The prior period balance related to long-term liabilities for legal matters of $0.3 million, formerly included in other long-term liabilities as of December 31, 2023, has been reclassified to the balance sheet caption “liabilities for legal matters - long term” to conform to the current period presentation in the consolidated balance sheets. This reclassification did not impact total long-term liabilities or total liabilities.

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures to include the title and position of the chief operating decision maker (“CODM”), significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 requires that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
3. Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
License Agreements
Refer to Note 4. Alliance and Collaboration for further information related to revenue recognition associated with license agreements.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended March 31,
	2024	2023
Customer A	21%	22%
Customer B	15%	14%
Customer C	23%	20%
Customer D	10%	9%

Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three months ended March 31, 2024 and 2023, are set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Generics
Anti-infective	$6,110	$5,174
Hormonal / allergy	107,714	104,851
Antiviral	3,866	25,474
Central nervous system	109,456	84,582
Cardiovascular system	45,878	32,503
Gastroenterology	18,197	14,364
Oncology	38,533	10,578
Metabolic disease / endocrine	11,185	9,265
Respiratory	11,136	12,815
Dermatology	18,975	18,004
Other therapeutic classes	18,523	25,895
International and other	1,721	301
Total Generics net revenue	391,294	343,806
Specialty
Hormonal / allergy	29,375	24,763
Central nervous system	66,276	60,139
License agreement (1)	4,479	—
Other therapeutic classes	5,104	6,776
Total Specialty net revenue	105,234	91,678
AvKARE
Distribution	109,713	83,230
Government label	34,952	24,516
Institutional	10,858	8,862
Other	7,140	5,448
Total AvKARE net revenue	162,663	122,056
Total net revenue	$659,191	$557,540
(1)Refer to Note 4. Alliance and Collaboration for information on revenue recognized under a license agreement.
A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2024 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2023	$559,334	$23,892	$136,486	$90,690
Provision related to sales recorded in the period	885,322	30,073	16,220	61,271
Credits/payments issued during the period	(987,202)	(26,550)	(15,598)	(55,250)
Balance at March 31, 2024	$457,454	$27,415	$137,108	$96,711

4. Alliance and Collaboration
The Company has entered into several alliance, collaboration, license, distribution and similar agreements with respect to certain of its products and services with third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform and revenue recognized under development agreements which generally obligate the Company to provide R&D services over multiple periods. The Company’s significant arrangements are discussed below.
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
During both the three months ended March 31, 2024 and 2023, the Company recognized $0.6 million as a reduction to R&D expense related to services performed under the Orion Agreement. As of March 31, 2024, deferred income of $10.7 million and $1.2 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of December 31, 2023, deferred income of $7.8 million and $4.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of March 31, 2024, no products have been supplied by Amneal under the Orion Agreement. Refer to Note 5. Alliance and Collaboration in our 2023 Annual Report on Form 10-K for additional information.
ONGENTYS® License Agreement
On December 5, 2023, the Company entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive royalty-free right to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL License Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL Agreement, the Company is responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. The BIAL Agreement also requires the Company to spend a minimum of $6.0 million in medical and marketing activities directly related to ONGENTYS®. The Company commenced distribution of ONGENTYS® during the three months ended March 31, 2024.
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
On February 26, 2024, the Company received a nonrefundable license fee of $1.0 million from Knight, which was recorded as net revenue for the three months ended March 31, 2024. The Knight License Agreement provides for potential future milestone payments totaling $10.5 million, contingent upon regulatory approval, launch dates and cumulative net sales targets by Knight. The agreement also includes low-double digit royalty payments based on net sales of IPX203.

License Agreement with Zambon Biotech
On February 23, 2024, the Company entered into a license, distribution and supply agreement with Zambon Biotech S.A. (“Zambon”) granting Zambon the exclusive rights to seek regulatory approval and commercialize IPX203 in Europe (the “Zambon License Agreement”). The term for the Zambon License Agreement is 15 years commencing from the commercial launch of the product, which can automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance of any such renewal. Zambon will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Zambon.
In connection with the execution of the agreement, the Company was entitled to a non-refundable license fee of €5.0 million, or $5.4 million, which was received in April 2024. Of the license fee, the Company allocated €3.2 million, or $3.5 million, to the delivery of a functional license, which was recorded as net revenue during the three months ended March 31, 2024. In addition, the Company is eligible to receive future milestone payments totaling €71.5 million, or $77.2 million, from Zambon, contingent upon regulatory approval of the product, and achievement of certain annual net sales targets by Zambon. The Zambon License Agreement also includes single-digit to low-double digit royalty payments based on net sales of IPX203.
Biosimilar Licensing and Supply Agreement
Bevacizumab
On May 7, 2018, the Company entered into a licensing and supply agreement with mAbxience S.L. (“mAbxience”), for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. Pursuant to the agreement, the Company will be the exclusive partner in the U.S. market and pay up-front, development and regulatory milestone payments as well as commercial milestone payments on reaching pre-agreed sales targets in the market to mAbxience, up to $78.3 million.
On April 13, 2022, the FDA approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million during the year ended December 31, 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of seven years. During the three months ended March 31, 2024, the Company paid a sales-based milestone of $9.5 million, which was capitalized as a product rights intangible asset and is being amortized to cost of sales.
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
During the year ended December 31, 2023, the Company recorded R&D expense for a $2.5 million payment made upon execution of the agreement and an additional $2.5 million for a developmental milestone. During the three months ended March 31, 2024, the Company recorded R&D expense for a $3.0 million payment made for a clinical milestone. The agreement provides for potential future milestone payments to mAbxience of up to $66.0 million as follows: (i) up to $3.5 million relating to clinical and developmental milestones; (ii) up to $15.0 million for regulatory approval and initial commercial launch milestones; and (iii) up to $47.5 million for the achievement of annual commercial milestones.
Agreements with Kashiv Biosciences, LLC
For details on the Company’s related party agreements with Kashiv Biosciences, LLC (“Kashiv”), refer to Note 19. Related Party Transactions in this Form 10-Q and Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K.

5. Income Taxes
For the three months ended March 31, 2024, the Company’s provision for income taxes and effective tax rate were $6.2 million and (8.2)%, respectively, as compared to $0.7 million and (7.1)%, respectively, for the three months ended March 31, 2023. For the three months ended March 31, 2024, the period-over-period change in the provision for income taxes was primarily related to changes in the jurisdictional mix of income.
The Company recorded deferred tax assets for (i) its outside basis difference in its investment in Amneal on May 4, 2018, (ii) the net operating loss of Impax Laboratories, Inc., which was acquired by the Company in 2018, from January 1, 2018 through May 4, 2018, (iii) certain federal and state credits, and (iv) interest carryforwards of Impax that were attributable to the Company.
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
The Company established a valuation allowance on its DTAs based upon all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through March 31, 2024. As a result of the losses through March 31, 2024, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of March 31, 2024 and December 31, 2023, this valuation allowance was $566.0 million and $566.5 million, respectively, and reduced the carrying value of these gross DTAs to zero.
In 2018, the Company entered into a tax receivable agreement (“TRA”) for which it was generally required to pay the holders of Amneal common units on a one-to-one basis, 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal common units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal common units for shares of Class A common stock of the Company prior to the Reorganization (as defined in Note 1. Nature of Operations in our 2023 Annual Report on Form 10-K) and (ii) tax benefits attributable to payments made under the TRA. In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $192.8 million during 2019. As part of the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the tax benefits subject to the TRA to 75% of such realized benefits. This agreement will not cause the acceleration of payments under the TRA.
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to the TRA; therefore, as of March 31, 2024 and December 31, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amounted to approximately $185.0 million at March 31, 2024 and December 31, 2023) will be recorded through charges in the Company’s consolidated statements of operations.
The timing and amount of any payments under the TRA may vary depending on the timing of the Company’s taxable income and the tax rate in effect at the time of realization of the Company’s taxable income. Under certain conditions, such as a change of control or other early termination event, the Company could be obligated to make TRA payments in advance of tax benefits being realized. Payments could also be in excess of the tax savings that the Company may ultimately realize.
Although the DTAs were not determined to be realizable as of March 31, 2024 and December 31, 2023, the Company assessed that a TRA liability of $5.7 million and $3.8 million at those dates, respectively, had become probable. For the three months ended March 31, 2024 and 2023, the Company recorded expenses associated with the TRA of $1.9 million and $0.8 million, respectively. In future periods, the Company will continue to evaluate whether any future TRA payments become probable and can be estimated and, if so, an estimate of payment will be accrued.
Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $5.7 million accrued as of March 31, 2024. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and, if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
The Company continuously monitors government proposals to make changes to tax laws, including proposed legislation in certain foreign jurisdictions resulting from the adoption of the Organization for Economic Cooperation and Development (“OECD”) policies (refer to Note 7. Income Taxes in the Company’s 2023 Annual Report on Form 10-K). The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate of at least 15%. Legislation for the “Pillar Two” proposal, applying to the Company, has been enacted in Ireland, and it is effective with the financial year beginning on January 1, 2024. As the tax rates the other jurisdictions in which the Company operates exceed 15%, the Company does not believe there is any potential additional exposure besides in Ireland.
Since Pillar Two taxes are an alternative minimum tax, deferred taxes will not need to be recorded or remeasured as a result of Pillar Two taxes. Instead, Pillar Two taxes will be expensed as incurred. For interim tax provision purposes, the Pillar Two tax related to Ireland taxes is included in the calculation of the Company’s provision for income taxes.

6. Loss per Share
Following the implementation of the Reorganization on November 7, 2023, all outstanding shares of Old PubCo Class A common stock and Old PubCo Class B common stock were exchanged for an equivalent number of shares of Class A common stock of the Company.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(91,643)	$(6,943)
Denominator:
Weighted-average shares outstanding - basic and diluted	307,279	152,109
Net loss per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic and diluted	$(0.30)	$(0.05)
Prior to the Reorganization, shares of Old PubCo Class B common stock did not share in the losses of the Company and, therefore, were not participating securities. As such, separate presentation of basic and diluted loss per share of Old PubCo Class B common stock under the two-class method was not presented. Effective with the Reorganization, all outstanding shares of Old PubCo Class B common stock were surrendered and canceled.
The following table presents potentially dilutive securities excluded from the computations of diluted loss per share of Class A common stock (in thousands):

	Three Months Ended March 31,
	2024		2023
Stock options	2,406	(1)	2,632	(1)
Restricted stock units	10,837	(1)	11,576	(1)
Performance stock units	7,827	(1)	7,018	(1)
Shares of Old PubCo Class B common stock	—		152,117	(2)

(1)Excluded from the computation of diluted loss per share of Class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company during the period.
(2)Shares of Old PubCo Class B common stock were considered potentially dilutive shares of Old PubCo Class A common stock. Shares of Old PubCo Class B common stock were excluded from the computations of diluted loss per share of Class A common stock for the three months ended March 31, 2023 because the effect of their inclusion would have been anti-dilutive under the if-converted method.
7. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Gross accounts receivable	$1,156,861	$1,199,980
Allowance for credit losses	(3,037)	(3,022)
Contract charge-backs and sales volume allowances	(457,454)	(559,334)
Cash discount allowances	(27,415)	(23,892)
Subtotal	(487,906)	(586,248)
Trade accounts receivable, net	$668,955	$613,732
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	March 31, 2024	December 31, 2023
Customer A	32%	40%
Customer B	29%	24%
Customer C	23%	22%
8. Inventories
Inventories were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$196,737	$217,744
Work in process	57,924	59,563
Finished goods	315,992	304,077
Total inventories	$570,653	$581,384

9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Deposits and advances	$1,935	$2,200
Prepaid insurance	4,780	8,334
Prepaid regulatory fees	4,219	6,331
Income and other tax receivables	12,198	13,168
Prepaid taxes	9,205	11,899
Other current receivables	12,802	9,929
Chargebacks receivable (1)	8,575	7,876
Other prepaid assets	33,584	22,948
Total prepaid expenses and other current assets	$87,298	$82,685
(1)When a sale occurs on a contract item in the Company’s AvKARE segment, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback receivable and a reduction to cost of goods sold in the same period as the related sale.
10. Goodwill and Other Intangible Assets
The changes in goodwill for the three months ended March 31, 2024 and for the year ended December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Balance, beginning of period	$598,629	$598,853
Currency translation	(80)	(224)
Balance, end of period	$598,549	$598,629
As of March 31, 2024, $366.3 million, $162.7 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively. As of December 31, 2023, $366.3 million, $162.8 million, and $69.5 million of goodwill was allocated to the Specialty, Generics, and AvKARE segments, respectively.
Intangible assets as of March 31, 2024 and December 31, 2023 were comprised of the following (in thousands):

	March 31, 2024				December 31, 2023
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.2	$1,207,469	$(739,351)	$468,118	$1,198,971	$(703,297)	$495,674
Other intangible assets	3.1	111,800	(76,491)	35,309	111,800	(72,896)	38,904
Subtotal		1,319,269	(815,842)	503,427	1,310,771	(776,193)	534,578
In-process research and development		355,845	—	355,845	355,845	—	355,845
Total intangible assets		$1,675,114	$(815,842)	$859,272	$1,666,616	$(776,193)	$890,423
Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $39.9 million and $41.1 million, respectively.

The following table presents future amortization expense for the next five years and thereafter, excluding $355.8 million of in-process research and development (“IPR&D”) intangible assets (in thousands):

Future Amortization
Remainder of 2024	$119,432
2025	121,638
2026	73,115
2027	52,606
2028	33,263
2029	26,484
Thereafter	76,889
Total	$503,427
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. Intangible asset impairments were immaterial for the three months ended March 31, 2024 (none for the three months ended March 31, 2023).
On June 30, 2023, the Company received a complete response letter (“CRL”) from the FDA regarding its new drug application (“NDA”) for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that, although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. During October 2023, the Company met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked the Company to perform a QT study, a routine cardiac safety study that is required for new drugs. On February 7, 2024, the Company provided a complete response resubmission to the FDA for IPX203. IPX203 has a Prescription Drug User Fee Act (PDUFA) decision date of August 7, 2024.
No indicators of impairment of the Company’s IPX203 IPR&D intangible asset were identified during 2024. Additionally, there was no impairment recorded during 2023. While management believes the assumptions used in the Company’s 2023 annual impairment test of its IPX203 IPR&D intangible asset were reasonable and continue to be commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin, delaying the potential launch date, and lowering the probability of technical and regulatory success, could result in material future impairments of the Company’s IPX203 IPR&D intangible asset. Refer to Note 13. Goodwill and Other Intangible Assets in the Company’s Annual Report on Form 10-K for additional information.

11. Other Assets

Other assets were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Interest rate swap (1)	$52,632	$37,089
Security deposits	3,616	3,602
Long-term prepaid expenses	3,099	3,273
Deferred revolving credit facility costs	4,007	4,427
Other long term assets	10,393	7,126
Total	$73,747	$55,517

(1)Refer to Note 15. Fair Value Measurements and Note 16. Financial Instruments for information about the Company’s interest rate swap.

12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$175,325	$143,572
Accrued returns allowance (1)	137,108	136,486
Accrued compensation	44,806	71,122
Accrued Medicaid and commercial rebates (1)	96,711	90,690
Accrued royalties	19,779	23,342
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	14,598	11,005
Accrued other	59,965	48,219
Total accounts payable and accrued expenses	$558,518	$534,662
(1)Refer to Note 3. Revenue Recognition for a rollforward of the balance from December 31, 2023 to March 31, 2024.
13. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2023, except as disclosed below. Refer to Note 16. Debt in the Company’s 2023 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	March 31, 2024	December 31, 2023
Term Loan Due May 2025	$191,979	$191,979
Term Loan Due May 2028	2,336,949	2,351,647
Total debt	2,528,928	2,543,626
Less: debt issuance costs	(117,561)	(123,497)
Total debt, net of debt issuance costs	2,411,367	2,420,129
Less: current portion of long-term debt	(33,660)	(34,125)
Total long-term debt, net	$2,377,707	$2,386,004
During the three months ended March 31, 2024, the Company (i) borrowed and repaid $20.0 million under the Amended New Revolving Credit Facility and (ii) borrowed and repaid $28.0 million under the Amended Rondo Revolving Credit Facility. As of each of March 31, 2024 and December 31, 2023, $179.0 million was outstanding on the Amended New Revolving Credit Facility.

14. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Uncertain tax positions	$504	$497
Long-term compensation	18,073	21,283
Contingent consideration (1)	433	433
Other long-term liabilities	5,569	7,466
Total other long-term liabilities	$24,579	$29,679
(1)    Refer to Note 15. Fair Value Measurements for additional information.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurement Based on
March 31, 2024	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$52,632	$—	$52,632	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,668	$—	$9,668	$—
Contingent consideration liabilities (3)	$1,021	$—	$—	$1,021

December 31, 2023
Assets
Interest rate swap (1)	$37,089	$—	$37,089	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,100	$—	$9,100	$—
Contingent consideration liability (3)	$921	$—	$—	$921
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 16. Financial Instruments for information on the Company's interest rate swap.
(2)These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.

(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. For the three months ended March 31, 2024, there was no material activity or payments related to the contingent consideration liabilities.
There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2024.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	March 31, 2024	December 31, 2023
Term Loan Due 2025	$192,099	$190,779
Term Loan Due 2028	$2,339,870	$2,328,130
Sellers Notes	$41,944	$41,033
The Term Loan Due 2025 and Term Loan Due 2028 are in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation. The Sellers Notes are in the Level 2 category within the fair value level hierarchy.
Refer to Note 16. Debt in the Company’s 2023 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the three months ended March 31, 2024 and 2023.
16. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows because the impact of interest rate risk is not material. The Company is exposed to interest rate risk on its debt obligations. The Company’s debt obligations consist of variable-rate and fixed-rate debt instruments. The Company’s primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. To achieve this objective, the Company initially entered into an interest rate swap on the Term Loan Due 2025. On November 14, 2023, in connection with the refinancing of the Term Loan Due 2025, the Company novated its swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. Refer to the section “Interest Rate Derivative - Cash Flow Hedge” below and in Note 20. Financial Instruments in the Company’s 2023 Annual Report on Form 10-K for additional information and the definition of certain terms.
Interest Rate Derivative – Cash Flow Hedge
The interest rate swap involves the periodic exchange of payments without the exchange of underlying principal or notional amounts. In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month London interbank offered rate (“LIBOR”) associated with the Term Loan Due 2025 (the “October 2019 Swap”). On May 31, 2023, the Company executed an amendment to the October 2019 Swap that, among other things, changed the variable reference rate from LIBOR to the one-month secured overnight financing rate (“SOFR”) (the “Amended October 2019 Swap”). On November 14, 2023, in connection with the Company’s refinancing of the Term Loan Due 2025 and the New Credit Facility

(refer to Note 16. Debt in the Company’s 2023 Annual Report on Form 10-K for definitions and additional information), the Company novated the Amended October 2019 Swap to another counterparty and subsequently amended the interest rate agreement. Specifically, the amendments modified (i) the fixed rate payable by the counterparty from 1.3660% to a new fixed rate of 2.7877% and (ii) extended the termination date through May 4, 2027 (i.e., one year before the Term Loan Due 2028 matures) (the “November 2023 Swap”). The amendments did not change the notional amount of $1.3 billion. The purpose of the November 2023 Swap is to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month SOFR associated with the Term Loan Due 2028.
The Company used a strategy commonly referred to as “blend and extend,” which allows the existing asset position of the swap agreement to be effectively blended into the new interest rate swap agreement. As a result of this transaction, on November 14, 2023, the Amended October 2019 Swap was de-designated and the unrealized gain of $66.7 million was recorded within accumulated other comprehensive (loss) income and will be amortized as a reduction of interest expense, net, over the original term of the of the Amended October 2019 Swap (until May 2025), as the hedged transactions affect earnings. Additionally, the November 2023 Swap had a fair value of $66.7 million at inception and will be ratably recorded to accumulated other comprehensive (loss) income and reclassified to interest expense, net, over the term of the November 2023 Swap, as the hedged transactions affect earnings.
During the three months ended March 31, 2024, the Company reclassified a gain of $6.5 million from accumulated other comprehensive loss to interest expense, net. Approximately $26.1 million of net gains included in accumulated other comprehensive loss as of March 31, 2024 are expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive loss occurs.
As of March 31, 2024, the total gain, net of income taxes, related to the Company’s cash flow hedge of $42.8 million, was recognized in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2024		December 31, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$52,632	Other Assets	$37,089
17. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 4. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 19. Related Party Transactions for additional information.

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
For the three months ended March 31, 2024, charges related to legal matters, net of $94.4 million were associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by states, counties, municipalities, and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). For the three months ended March 31, 2023, credit related to legal matters, net of $0.4 million was comprised of a litigation settlement gain, partially offset by charges for legal proceedings.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	March 31, 2024	December 31, 2023
Opana ER® antitrust litigation	$—	$50,000
Opana ER® antitrust litigation-accrued interest	—	2,347
Civil prescription opioid litigation	30,130	21,189
Other	—	3,452
Current portion of liabilities for legal matters	$30,130	$76,988

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$85,479	$316
Refer to the respective discussions below for additional information about the significant matters in the tables above.
Refer to Note 21. Commitments and Contingencies in our Annual Report on Form 10-K for a general discussion of Medicaid Reimbursement and Price Reporting Matters and Patent Litigation.
Other Litigation Related to the Company’s Business
Opana ER® Antitrust Litigation

From June 2014 to April 2015, a number of complaints styled as class actions on behalf of direct purchasers and indirect purchasers (or end-payors) and several separate individual complaints on behalf of certain direct purchasers (the “opt-out plaintiffs”) of Opana ER® were filed against Endo Pharmaceuticals Inc. and Impax Laboratories, Inc. (“Impax”) and consolidated into multi-district litigation (“MDL”) in the U.S. District Court for the Northern District of Illinois.

Impax subsequently entered into settlement agreements with all of the plaintiffs that were subsequently approved by the court. Pursuant to the settlement agreements, the Company agreed to pay a total of $265.0 million between 2022 and mid-January 2024 to resolve substantially all of the plaintiffs’ claims. As of December 31, 2023, the liability for the final settlement payment of $50.0 million, plus 3% stated interest thereon, was included in the current portion of liabilities for legal matters and was paid in January 2024 with cash on hand. The settlement agreements are not an admission of liability or fault by Impax, the Company or its subsidiaries. Upon court approval of the final settlement agreements as discussed above, substantially all the claims and lawsuits in the litigation were resolved.
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
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Since March 2016, multiple putative antitrust class action complaints have been filed on behalf of direct purchasers, indirect purchasers (or end-payors), and indirect resellers, as well as individual complaints on behalf of certain direct and indirect purchasers, and municipalities (the “opt-out plaintiffs”) against manufacturers of generic drugs, including Impax and the Company. The complaints allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. Plaintiffs seek unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuits have been consolidated in an MDL in the United States District Court for the Eastern District of Pennsylvania (In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724, (E.D. Pa.)) (“MDL No. 2724”).
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
Both the May 10, 2019 and June 10, 2020 lawsuits seek unspecified monetary damages and penalties and equitable relief including disgorgement and restitution, and both were incorporated into MDL No. 2724. The June 10, 2020 lawsuit was selected for bellwether status. The States of Alabama, Hawaii and Arkansas, and the Territory of Guam voluntarily dismissed all of their claims in the two actions against all defendants, including the Company. American Samoa voluntarily dismissed its claims in the May 10, 2019 action and was not named as a plaintiff in the June 10, 2020 action. On February 27, 2023, the Court addressed defendants’ motions to dismiss the June 10, 2020 action, holding that the states may not pursue certain federal remedies, and otherwise denying Amneal’s joint and individual motion to dismiss. On November 1, 2023, the Attorneys

General filed a Motion to Remand their cases to the State of Connecticut. On January 21, 2024, the Joint Panel on Multidistrict Litigation (“JPML”) granted the motion, and these cases were formally remanded in April 2024. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00803-MPS.
Fact discovery in MDL No. 2724 is proceeding as to both bellwether and non-bellwether cases, and expert discovery as to bellwether cases is also underway. No trial date has been set. No schedule has yet been issued in the May 10, 2019 and June 10, 2020 actions brought by the State Attorneys General, which have now been remanded to the District of Connecticut.
On June 3, 2020, the Company and Impax were also named in a putative class action complaint filed in the Federal Court of Canada in Toronto, Ontario against numerous generic pharmaceutical manufacturers, on behalf of a putative class of individuals who purchased generic drugs in the private sector from 2012 to the present (Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20). The complaint alleges price fixing, among other claims. On August 23, 2022, the plaintiff filed a second amended complaint. On May 30, 2023, the plaintiff served materials for their motion to certify the action as a class proceeding, define the class and certify the common questions to be decided, among other things. The certification hearing date is scheduled for December 2024, but subject to court approval, the hearing date may be rescheduled on consent to May 2025. The Company is preparing a response to the motion to certify in advance of that date.
Civil Prescription Opioid Litigation
The Company and certain of its affiliates are named as defendants in over 900 cases filed in state and federal courts relating to the sale of prescription opioid pain relievers. Plaintiffs in these actions include county and municipal governments, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Plaintiffs seek unspecified monetary damages and other forms of relief based on various causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleged violations of the Racketeer Influenced and Corrupt Organizations Act, state and federal controlled substances laws and other statutes. All cases involving the Company also name other manufacturers, distributors, and retail pharmacies as defendants, and there have been numerous other cases involving allegations relating to prescription opioid pain relievers against other manufacturers, distributors, and retail pharmacies in which the Company and its affiliates are not named. Nearly all cases pending in federal district courts have been consolidated for pre-trial proceedings in an MDL in the United States District Court for the Northern District of Ohio (In re: National Prescription Opiate Litigation, Case No. 17-mdl-2804) (the “Opioid MDL”). The Company is also named in various state court cases pending in seven states. No firm trial dates have been set except in Texas (January 31, 2025, trial-ready date (Dallas County)).
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

The Company reached a preliminary settlement with a group of private hospitals in Alabama in June 2023 to resolve the hospitals’ claims against the Company. The Company anticipates a final determination approving the settlement by the end of the second quarter of 2024. On February 7, 2024, the Company was dismissed from the Mobile County Board of Health case. The Company previously reported an August 12, 2024 trial date for that case.

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

In late April 2024, the Company reached a settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by states, counties, municipalities, and Native American tribes across the U.S. The settlement in principle is subject to the negotiation and execution of a definitive settlement agreement between the parties. The settlement would be payable over ten years. Under the settlement in principle, the Company would agree to pay $92.5 million in cash and provide $180.0 million (valued at $125/ twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $45.0 million) in cash during the last four years of the ten years payment term, which could increase the total amount of cash the Company would agree to pay up to $137.5 million.

As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024 to increase the liability as of March 31, 2024, to $115.6 million, of which $85.5 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement is finalized. As of December 31, 2023, the Company had a liability of $21.5 million related to its prescription opioid litigation, of which $0.3 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of March 31, 2024 or December 31, 2023, because it concluded that a loss was not probable and estimable.
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

Ranitidine Litigation

The Company and its affiliates were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), in the Southern District of Florida. Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac® or generic ranitidine and the alleged associated risk of cancer. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers, including the Company, without leave to file further amended complaints, holding all claims were preempted. Plaintiffs appealed the MDL Court’s dismissals to the 11th Circuit Court of Appeals. On November 7, 2022, the 11th Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The 11th Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments, which were resolved in September 2023. Plaintiffs filed their merits brief on April 10, 2024.

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
Metformin Litigation

Amneal and AvKARE, LLC (improperly named as AvKARE, Inc.) were named as defendants, along with numerous other manufacturers, retail pharmacies, and wholesalers, in several putative class action lawsuits pending in the United States District Court for the District of New Jersey, consolidated as In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH) (“In re Metformin”). The lawsuits allege economic loss in connection with their purchase or reimbursements due to the alleged contamination of generic metformin products with NDMA. Plaintiffs have voluntarily dismissed their claims seeking medical monitoring or evaluation due to their consummation of allegedly contaminated metformin. The parties are currently engaged in discovery. On October 17, 2023, co-defendant Rite-Aid filed a suggestion of bankruptcy and automatic stay of proceeding. AvKARE, LLC has been dismissed from this action. Three additional similar putative class action lawsuits filed against Amneal and AvKARE, LLC have been consolidated for discovery and pretrial purposes only, Marcia E. Brice v. Amneal Pharmaceuticals, Inc., No. 2:20-cv-13728 (D.N.J.), Michael Hann v. Amneal

Pharmaceuticals of New York, LLC et al., No. 2:23-cv-22902 (D.N.J.), and In re Metformin: County of Monmouth, et al. v. Apotex Inc., et al., No. 2:23-cv-21001-MAC-MAH (D.N.J.) (“County of Monmouth”).

Pursuant to a Stipulation and Order entered on the docket on May 2, 2024, plaintiffs will file a third amended complaint in In re Metformin which includes the claims and parties in County of Monmouth. The third amended complaint must be filed within three days of entry of the Stipulation and Order. Immediately preceding the filing of the third amended complaint, the County of Monmouth First Amended Complaint will be voluntarily dismissed without prejudice. Defendants may file a motion to dismiss the third amended complaint within thirty days of the filing of the third amended complaint.

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

Xyrem® (Sodium Oxybate) Antitrust Litigation

Amneal was named as a defendant, along with Jazz Pharmaceuticals, Inc. (“Jazz”) and numerous other manufacturers of generic versions of Jazz’s Xyrem® (sodium oxybate), in several class action lawsuits filed in the United States District Court for the Northern District of California and the United States District Court for the Southern District of New York, alleging that the generic manufacturers entered into anticompetitive agreements with Jazz in connection with the settlement of patent litigation related to Xyrem®. The actions were consolidated in the United States District Court for the Northern District of California for pretrial proceedings (In re Xyrem (Sodium Oxybate) Antitrust Litigation, No. 5:20-md-02966-LHK (N.D. Cal.)).

Amneal was also named as a defendant in a similar action filed by Aetna Inc. (“Aetna”) in California state court (Aetna Inc. v. Jazz Pharms., Inc. et. al, No. 22CV010951 (Cal. Super. Ct.). The California state court held that it lacks jurisdiction over several defendants, including Amneal, on December 27, 2022, and later issued an order dismissing Amneal without prejudice. On August 25, 2023, Aetna filed a motion seeking leave to file a second amended complaint adding Amneal as a defendant, which the Court tentatively granted on October 20, 2023. Aetna filed a second amended complaint naming Amneal on November 17, 2023.

On February 28, 2023, Amneal executed a $1.9 million settlement agreement with class plaintiffs in the federal litigation. Class plaintiffs filed a motion for final approval of the settlement on November 10, 2023, and entered an order granting final approval, certifying settlement class, and dismissing class plaintiffs’ against Amneal with prejudice on April 17, 2024. On December 18, 2023, Amneal executed a $4.0 million settlement with Aetna, United Healthcare Services, Inc. (“United”), Humana Inc. (“Humana”), Molina Healthcare Inc. (“Molina”), and Health Care Service Corporation (“HCSC”). Pursuant to that settlement, the federal court dismissed United, Humana, Molina and HCSC’s claims against Amneal, with prejudice, on February 26, 2024, and the California state court dismissed Aetna’s claims against Amneal, with prejudice, on February 29, 2024. Thus, all claims against Amneal in the federal and state court have been voluntarily dismissed with prejudice pursuant to settlements. In December 2023, the Company recorded $3.0 million for the settlement of claims associated with Xyrem® antitrust litigation. As of December 31, 2023, the Company had a liability of $2.0 million associated with this settlement, which was paid in January 2024.

UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.

On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) and other manufacturers of generic versions of Takeda’s Colcrys® (colchicine), including Amneal (UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma. U.S.A., Inc. et al, No. 1:23-cv-10030 (S.D.N.Y.). The plaintiff health plans seek to represent a class of third party payers and alleging that the generic manufacturers conspired with Takeda to restrict output of generic Colcrys® to maintain higher prices, in violation of the antitrust laws. On February 28, 2024, Takeda filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On March 13, 2024 and March 27, 2024, Amneal submitted a letter and brief, respectively, informing the Court of its position that the Eastern District of Pennsylvania lacks personal jurisdiction over Amneal. The deadline for defendants to respond to the complaint is 45 days after the date on which the motion to transfer is resolved.

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
18. Stockholders’ Equity and Redeemable Non-Controlling Interests
Effective with the Reorganization on November 7, 2023, the Company holds 100% of the Amneal Common Units.
In connection with the Reorganization, the Company amended and restated its certificate of incorporation. The voting rights, dividend rights and participation rights of holders of Class A common stock of the Company did not materially change as a result of the amendment. There were no shares of Class B common stock of the Company outstanding as of December 31, 2023.
Non-Controlling Interests
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
Prior to the Reorganization, Amneal was obligated to make tax distributions to the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”). During the three months ended March 31, 2023, the Company recorded net tax distributions to the Members of $26.8 million as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members.
The Company acquired a 98% interest in KSP on April 2, 2021. The sellers of KSP, a related party, hold the remaining interests. The Company attributes 2% of the net income or loss of KSP to non-controlling interests.
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

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three months ended March 31, 2024 and 2023, the Company recorded tax distributions of $4.4 million and $3.0 million, respectively, as a reduction of redeemable non-controlling interests, respectively.

Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
Other comprehensive loss before reclassification	(390)	15,543	15,153
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(6,515)	(6,515)
Balance March 31, 2024	$(66,462)	$42,751	$(23,711)

Balance December 31, 2022	$(32,382)	$42,321	$9,939
Other comprehensive loss before reclassification	898	(7,135)	(6,237)
Reallocation of ownership interests	(195)	257	62
Balance March 31, 2023	$(31,679)	$35,443	$3,764
19. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three months ended March 31, 2024, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2023 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended March 31,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2024	2023
Kashiv Biosciences LLC
Parking space lease	Research and development	$25	$17
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$—	$50
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$4,526	$144
Storage agreement	Research and development	$(77)	$(48)
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$1,216	$—
Generic development supply agreement - research and development material	Research and development	$(48)	$—
Generic development supply agreement - development activity deferred income	Deferred revenue and net revenue	$(422)	$—
Development and commercialization agreement - Long-acting injectable	Research and development	$500	$—

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$566
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$314	$305
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,001	$1,836
Tracy Properties LLC - operating lease	Selling, general and administrative	$143	$169
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$2,312	$575
AvPROP, LLC - operating lease	Selling, general and administrative	$44	$47
Avtar Investments, LLC - consulting services	Research and development	$69	$188
Alkermes	Inventory and cost of goods sold	$12	$2
R&S Solutions - logistics services	Selling, general and administrative	$—	$20
Members - tax receivable agreement (TRA liability)	Other expense	$1,948	$826

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	March 31, 2024	December 31, 2023
Kashiv - various agreements	$1,434	$954
Apace Packaging, LLC - packaging agreement	9	—
Alkermes	—	1
AzaTech Pharma LLC	78	—
Related party receivables - short term	$1,521	$955

Kashiv - various agreements	$5,773	$3,179
Apace Packaging, LLC - packaging agreement	1,863	1,091
AzaTech Pharma LLC - supply agreement	1,650	1,958
Avtar Investments LLC - consulting services	22	100
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	442	442
Members - tax receivable agreement	3,532	549
Rondo Class B unit holders - tax distributions	3,777	—
Alkermes Plc	16	2
Related party payables - short term	$17,075	$7,321

Kashiv - contingent consideration	$530	$430
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	8,691	8,139
Members - tax receivable agreement	2,173	3,207
Related party payables - long term	$11,394	$11,776
Kashiv Biosciences
Amendment to Biosimilar License Agreement
In March 2024, the Company amended the Kashiv Biosimilar Agreement (as defined in Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K) to include two additional in-development products, a pre-filled auto-injector delivery system for peg-filgrastim and a pre-filled on-body injector (OBI) delivery system for peg-filgrastim. Consistent with the existing terms, Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling, and pricing activities of these product candidates. The amendment did not change the contractual terms related to existing commercialized biosimilar products.
The amendment provides an incremental $14.5 million in potential future milestone payments specific to these in-development products, including $7.0 million for clinical and developmental milestones and $7.5 million for regulatory approval and first commercial-sales milestones. In addition, the amendment clarifies that future net sales milestones payments of up to $37.5 million, which did not change, shall be contingent upon reaching certain commercial sales volume objectives for the aggregate of all products under the amended agreement. The agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.
No amounts were paid or recognized during the three months ended March 31, 2024 pursuant to this amendment.

Long-Acting Injectable License and Supply Agreement
In December 2022, Amneal and Kashiv entered into a development supply agreement specific to four generic product candidates. Amneal is responsible for manufacturing batch products and performing certain developmental activities on behalf of Kashiv. Kashiv, as owner of the IP, is responsible for regulatory filings, obtaining FDA approval, marketing, selling, and pricing activities. Pursuant to the terms of the development supply agreement, Amneal is eligible to earn up to $2.4 million related to the aforementioned services.

Pursuant to the development supply agreement, Amneal maintained a right of first offer and negotiation to the licensing of each generic product candidate. In March 2024, Amneal and Kashiv entered into a license and supply agreement for the development and commercialization of a long-acting injectable (the “Injectable License and Supply Agreement"). The existing development supply agreement remains effective for the remaining three generic product candidates.

Subject to the terms of the Injectable License and Supply Agreement, Amneal is responsible for development, regulatory approval, and commercialization of the product candidate in the U.S., whereas Kashiv is responsible for development and regulatory approval of the product candidate for all other territories outside the U.S. Contingent upon Kashiv obtaining regulatory approval outside the U.S., Amneal shall manufacture the commercial supply for Kashiv at a stated price. The term of the agreement is 10 years from the respective product’s launch date in the U.S.

During the three months ended March 31, 2024, the Company recorded R&D expense for a $0.5 million payment made upon execution of the license and supply agreement. The agreement provides for potential future milestone payments to Kashiv of up to $35.0 million as follows: (i) up to $10.0 million relating to developmental milestones; (ii) up to $20.0 million for U.S. regulatory approval and initial commercial launch milestones; and (iii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.
Refer to Note 3. Acquisitions and Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K for information on the Company’s agreements with Kashiv.
20. Segment Information
The Company has three reportable segments: Generics, Specialty, and AvKARE.
Generics
The Company’s Generics segment includes a retail and institutional portfolio of over 270 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals.
Specialty
The Company’s Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders.
AvKARE
The Company’s AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2024	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$391,294	$105,234	$162,663	$—	$659,191
Cost of goods sold	239,922	44,800	136,409	—	421,131
Gross profit	151,372	60,434	26,254	—	238,060
Selling, general and administrative	33,085	25,196	14,907	39,407	112,595
Research and development	34,371	4,927	—	—	39,298
Intellectual property legal development expenses	960	24	—	—	984
Restructuring and other charges	—	946	—	524	1,470
Change in fair value of contingent consideration	—	100	—	—	100
Charges related to legal matters, net	94,359	—	—	—	94,359
Operating (loss) income	$(11,403)	$29,241	$11,347	$(39,931)	$(10,746)

Three Months Ended March 31, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$343,806	$91,678	$122,056	$—	$557,540
Cost of goods sold	230,551	43,191	105,612	—	379,354
Gross profit	113,255	48,487	16,444	—	178,186
Selling, general and administrative	27,600	22,379	12,940	39,177	102,096
Research and development	32,359	6,331	—	—	38,690
Intellectual property legal development expenses	1,624	20	—	—	1,644
Restructuring and other charges	99	—	—	411	510
Change in fair value of contingent consideration	—	2,457	—	—	2,457
(Credit) charges related to legal matters, net	(2,444)	—	—	2,008	(436)
Other operating income	(1,224)	—	—	—	(1,224)
Operating income (loss)	$55,241	$17,300	$3,504	$(41,596)	$34,449
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
21. Subsequent Event

On April 30, 2024, Amneal closed on the sale of a wholly owned subsidiary in India to Kashiv for total consideration of ₹1 billion, or approximately $12 million. Total consideration consisted of a ₹416 million, or approximately $5 million, cash payment at closing and the assumption of a loan payable of approximately ₹600 million, or approximately $7 million, payable to another subsidiary of Amneal in India. The loan payable bears interest of 11% on the unpaid principal and is due on or before December 31, 2024. The Company is permitted to offset royalties or other amounts payable to Kashiv with any overdue principal on the loan payable. The subsidiary’s assets and liabilities were primarily comprised of a building under construction and a note payable, respectively. The subsidiary had no business activity, other than the construction of the building.

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
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K and under the heading Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis for the three months ended March 31, 2024 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.
Overview
We have three reportable segments: Generics, Specialty, and AvKARE.
Generics
Our Generics segment includes approximately 270 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, ophthalmics, films, transdermal patches and topicals. We focus on developing products with substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on our financial results. The entrance into the market of additional competition generally has a negative impact on the volume and/or pricing of the affected products. Additionally, pricing is determined by market place dynamics and is often affected by factors outside of our control.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes RYTARY®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. In addition to RYTARY®, our promoted Specialty portfolio also includes UNITHROID® (levothyroxine sodium), for the treatment of hypothyroidism, which is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc., and ONGENTYS® (opicapone), an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes, which we commenced selling in early 2024 under a license agreement with BIAL-Portela & Ca., S.A.
On June 30, 2023, we received a complete response letter (“CRL”) from the FDA regarding our new drug application (“NDA”) for IPX203 for the treatment of Parkinson’s disease. The CRL indicated that, although an adequate scientific bridge was established for the safety of one ingredient, levodopa, based on pharmacokinetic studies, it was not adequately established for the other ingredient, carbidopa, and the FDA requested additional information. The CRL did not identify any issues with respect to the efficacy or manufacturing of IPX203. During October 2023, we met with the FDA to align on the path to approval for IPX203. During the meeting, the FDA asked us to complete a QT study, a routine cardiac safety study that is required for new drugs. We completed the QT study and resubmitted our NDA for IPX203 on February 7, 2024. IPX203 has a Prescription Drug User Fee Act (PDUFA) decision date of August 7, 2024. However, we can provide no assurance that the FDA will approve our NDA for IPX203 timely or at all.
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
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing.
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2023 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business will experience an increase in costs due to inflation of approximately $15.0 million to $20.0 million for the year ending December 31, 2024, excluding the impact of rising interest rates. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$659,191	$557,540	$101,651	18.2%
Cost of goods sold	421,131	379,354	41,777	11.0%
Gross profit	238,060	178,186	59,874	33.6%
Selling, general and administrative	112,595	102,096	10,499	10.3%
Research and development	39,298	38,690	608	1.6%
Intellectual property legal development expenses	984	1,644	(660)	(40.1)%
Restructuring and other charges	1,470	510	960	188.2%
Change in fair value of contingent consideration	100	2,457	(2,357)	(95.9)%
Charges (credit) related to legal matters, net	94,359	(436)	94,795	nm
Other operating income	—	(1,224)	1,224	(100.0)%
Operating (loss) income	(10,746)	34,449	(45,195)	nm
Total other expense, net	(64,776)	(43,875)	(20,901)	47.6%
Loss before income taxes	(75,522)	(9,426)	(66,096)	nm
Provision for income taxes	6,156	668	5,488	nm
Net loss	$(81,678)	$(10,094)	$(71,584)	nm
nm - not meaningful
Net Revenue

Net revenue for the three months ended March 31, 2024 increased 18.2% from the prior year period primarily due to:

•Growth in our Generics segment net revenue of $47.5 million primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $24.6 million and other new generic products that contributed $19.2 million of year-over-year growth and strong volume growth, partially offset by price erosion. Net revenue for the three months ended March 31, 2023 included a non-recurring customer order of $21.0 million.

•Growth in our AvKARE segment net revenue of $40.6 million, primarily driven by growth in our distribution and government label channels resulting from growth in new product introductions.

•Growth in our Specialty segment net revenue of $13.6 million primarily driven by a $9.4 million increase in our promoted neurology portfolio, of which $4.0 million was comprised of sales of ONGENTYS®, which launched during the first quarter of 2024, and growth in our promoted endocrinology portfolio of $4.6 million, partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 11.0% for the three months ended March 31, 2024 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume and increased plant costs, partially offset by efficiencies in our supply costs. Cost of goods sold for the three months ended March 31, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue increased to 36.1% for the three months ended March 31, 2024 from 32.0% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2024 increased 10.3% as compared to the prior year period primarily due to increases in employee compensation, promotion associated with

ONGENTYS® and our planned launch of IPX203, and annual fees assessed on branded prescription drug manufacturers, which are also applicable to certain of our generic products.
Research and Development
Research and development (“R&D”) expenses for the three months ended March 31, 2024 increased 1.6% as compared to the prior year period primarily due to an increase in in-licensing and upfront milestone payments of $3.5 million, partially offset by lower project spend of $1.4 million and operating efficiencies in our infrastructure.
Change in Fair Value of Contingent Consideration
Refer to Note 15. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The change in the fair value of contingent consideration for the three months ended March 31, 2024 was immaterial. The $2.5 million change in the fair value of contingent consideration for the three months ended March 31, 2023 was primarily driven by a decrease in our cost of debt and the passage of time.
Charges (Credit) Related to Legal Matters, Net
For the three months ended March 31, 2024, we recorded a charge for Generics civil prescription opioid litigation of $94.4 million. For the three months ended March 31, 2023, we recorded a net credit of $0.4 million for a litigation settlement gain, partially offset by charges for legal proceedings. Refer to Note 17. Commitments and Contingencies for additional information.
Total Other Expense, Net
Total other expense, net for the three months ended March 31, 2024 increased 47.6% as compared to the prior year period. The increase was primarily driven by a $16.4 million increase in interest expense as a result of higher rates on our variable-rate debt.
Provision For Income Taxes
For the three months ended March 31, 2024, our provision for income taxes and effective tax rate were $6.2 million and (8.2)%, respectively, as compared to a provision for income taxes of $0.7 million and an effective tax rate of (7.1)% for the three months ended March 31, 2023. The period-over-period changes in the provision for income taxes and effective tax rate were primarily related to changes in the jurisdictional mix of income.
Generics
The following table sets forth results of operations for our Generics segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$391,294	$343,806	$47,488	13.8%
Cost of goods sold	239,922	230,551	9,371	4.1%
Gross profit	151,372	113,255	38,117	33.7%
Selling, general and administrative	33,085	27,600	5,485	19.9%
Research and development	34,371	32,359	2,012	6.2%
Intellectual property legal development expenses	960	1,624	(664)	(40.9)%
Restructuring and other charges	—	99	(99)	(100.0)%
Charges (credit) related to legal matters, net	94,359	(2,444)	96,803	nm
Other operating income	—	(1,224)	1,224	(100.0)%
Operating (loss) income	$(11,403)	$55,241	$(66,644)	(120.6)%
nm - not meaningful

Net Revenue
Generics net revenue for the three months ended March 31, 2024 increased 13.8% as compared to the prior year period primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $24.6 million and other new generic products that contributed $19.2 million of year-over-year growth and strong volume growth, partially offset by price erosion. Net revenue for the three months ended March 31, 2023 included a non-recurring customer order of $21.0 million.
Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended March 31, 2024 increased 4.1% as compared to the prior year period primarily due to costs associated with increased sales volume and increased plant costs, partially offset by efficiencies in our supply costs. Cost of goods sold for the three months ended March 31, 2023 included $11.0 million associated with the non-recurring customer order discussed above.

Generics gross profit as a percentage of net revenue increased to 38.7% for the three months ended March 31, 2024 from 32.9% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended March 31, 2024 increased 19.9% as compared to the prior year period primarily due to increases in employee compensation, promotion associated with our biosimilars, and the annual fees assessed on branded prescription drug manufacturers.
Research and Development
Generics R&D expenses for the three months ended March 31, 2024 increased 6.2% as compared to the prior year period primarily due to an increase in in-licensing and upfront milestone payments of $3.5 million, partially offset by reduced project spend of $0.8 million and operating efficiencies in our infrastructure.
Charges (Credit) Related to Legal Matters, Net
For the three months ended March 31, 2024, we recorded a charge for Generics civil prescription opioid litigation of $94.4 million. For the three months ended March 31, 2023, a litigation settlement gain was partially offset by charges for legal proceedings. Refer to Note 17. Commitments and Contingencies for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$105,234	$91,678	$13,556	14.8%
Cost of goods sold	44,800	43,191	1,609	3.7%
Gross profit	60,434	48,487	11,947	24.6%
Selling, general and administrative	25,196	22,379	2,817	12.6%
Research and development	4,927	6,331	(1,404)	(22.2)%
Intellectual property legal development expenses	24	20	4	20.0%
Restructuring and other charges	946	—	946	nm
Change in fair value of contingent consideration	100	2,457	(2,357)	(95.9)%
Operating income	$29,241	$17,300	$11,941	69.0%
nm - not meaningful

Net Revenue

Specialty net revenue for the three months ended March 31, 2024 increased 14.8% compared to the prior year period, primarily driven by a $9.4 million increase in our promoted neurology portfolio, of which $4.0 million was comprised of sales of ONGENTYS®, which launched during the first quarter of 2024, and growth in our promoted endocrinology portfolio of $4.6 million, partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended March 31, 2024 increased 3.7% as compared to the prior year period, primarily due to an increase in volumes, partially offset by favorable product mix. Specialty gross profit as a percentage of net revenue increased to 57.4% for the three months ended March 31, 2024 as compared to 52.9% in the prior year period due to growth in our higher margin promoted products.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended March 31, 2024 increased 12.6% as compared to the prior year period primarily due to increases in promotional costs associated with ONGENTYS® and our planned launch of IPX203 and an increase in the annual fees assessed on branded prescription drug manufacturers.
Research and Development
Specialty R&D expenses for the three months ended March 31, 2024 decreased 22.2% as compared to the prior year period primarily due to reduced project spend of $0.6 million and reduced infrastructure costs.
Change in Fair Value of Contingent Consideration
Refer to Note 15. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The change in the fair value of contingent consideration for the three months ended March 31, 2024 was immaterial. The $2.5 million change in the fair value of contingent consideration for the three months ended March 31, 2023 was primarily driven by a decrease in our cost of debt and the passage of time.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$162,663	$122,056	$40,607	33.3%
Cost of goods sold	136,409	105,612	30,797	29.2%
Gross profit	26,254	16,444	9,810	59.7%
Selling, general and administrative	14,907	12,940	1,967	15.2%
Operating income	$11,347	$3,504	$7,843	223.8%
Net Revenue
AvKARE net revenue for the three months ended March 31, 2024 increased 33.3% as compared to the prior year period primarily driven by growth in our distribution and government label channels resulting from growth in new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended March 31, 2024 increased 29.2% as compared to the prior year period, and gross profit as a percentage of net revenue increased to 16.1% for the three months ended March 31, 2024 from 13.5% in the prior year period, primarily due to the increase in sales through our higher margin government channel, including higher margin new product introductions.

Selling, General and Administrative
AvKARE SG&A expense for the three months ended March 31, 2024 increased 15.2% as compared to the prior year period primarily due to higher employee compensation and sales-related expenses.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements (as defined and discussed in Note 16. Debt in our 2023 Annual Report on Form 10-K). We have access to $397.7 million of available capacity under the Amended New Revolving Credit Facility and $28.0 million of available capacity under the Amended Rondo Revolving Credit Facility as of March 31, 2024. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $60.0 million to $70.0 million during 2024 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts due for our Term Loan Due 2028, monthly interest on our Term Loan Due 2025 and Amended New Credit Facility, and contractual payments for leased premises. Refer to Note 16. Debt, Note 18. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for additional information on our indebtedness and leases, respectively.
Settlement in Principle on Nationwide Civil Prescription Opioid Litigation
In late April 2024, we reached a settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by states, counties, municipalities, and Native American tribes across the U.S. Refer to Note 17. Commitments and Contingencies for additional information.
Tax Receivable Agreement
In 2018, we entered into a tax receivable agreement (“TRA”) for which we were generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we were deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2023 Annual Report on Form 10-K), the TRA was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of December 31, 2023, the contingent TRA liability, including the impact of the amendment, was approximately $185.0 million.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group (as defined in Item 1. Business in the Company’s 2023 Annual Report on Form 10-K) has exchanged all of its Amneal Common Units pursuant to the Reorganization, the primary remaining factor that could increase the contingent TRA liability is an increase in the effective tax rate. Since the combined rate for federal and state and local income taxes, as of March 31, 2024, has not changed significantly since December 31, 2023, the contingent TRA liability has not changed significantly from the year end amount described above. In addition, any future payments under the TRA may create additional basis adjustments, which may result in an additional layer of depreciation and amortization allocable to the Company, resulting in additional TRA payments. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized. For further information, refer to Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K and Note 5. Income Taxes in this Form 10-Q.

Tax-Related Distributions
Prior to the Reorganization, Amneal was obligated to make tax distributions to the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”). During the three months ended March 31, 2023, the Company recorded net tax distributions to the Members of $26.8 million as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members.
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the three months ended March 31, 2024 and 2023, we made cash tax distributions of $0.6 million and $0.2 million, respectively, to the AvKARE Sellers. During April 2024, we made cash tax distributions of $3.7 million to the AvKARE Sellers.
Cash Balances
As of March 31, 2024, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Net cash (used in) provided by:
Operating activities	$(4,410)	$139,712	$(144,122)	(103.2)%
Investing activities	(19,760)	(11,737)	(8,023)	68.4%
Financing activities	(23,155)	(12,900)	(10,255)	79.5%
Effect of exchange rate changes on cash	(165)	767	(932)	(121.5)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(47,490)	$115,842	$(163,332)	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash used in operating activities was $4.4 million for the three months ended March 31, 2024 as compared to net cash provided by operating activities of $139.7 million in the prior year period. The decrease in net operating cash flows in the three months ended March 31, 2024 as compared to the prior year period was primarily driven by (i) lower collections of outstanding accounts receivable due to timing of sales in the quarter ended December 31, 2022, which benefited the three months ended March 31, 2023 and (ii) receipt of a $21.4 million upfront payment associated with the license agreement with Orion Corporation in the three months ended March 31, 2023, partially offset by (i) lower period over period payments associated with the Opana ER® antitrust litigation settlement and (ii) favorable working capital movements.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $19.8 million as compared to $11.7 million in the prior year period. The period over period increase in net cash used in investing activities was primarily due to the payment of a sales-based milestone related to the licensing and supply agreement with mAbxience S.L. for its biosimilar candidate for Avastin® (bevacizumab).
Cash Flows from Financing Activities
Net cash used in financing activities was $23.2 million for the three months ended March 31, 2024 as compared to $12.9 million in the prior year period. The period over period increase in net cash used in financing activities was primarily due to (i) net payments of principal on debt and other financing liabilities in the three months ended March 31, 2024 as compared to net borrowings in the prior year period and (ii) an increase in employee payroll tax withholding on restricted stock unit vesting, partially offset by a period over period decrease in tax distributions to non-controlling interests.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K. As of March 31, 2024, there have been no material changes to the disclosure presented in our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2024.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2023 Annual Report on Form 10-K.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2023 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the disclosures presented in our 2023 Annual Report on Form 10-K under Item 1A. Risk Factors.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three months ended March 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Loss for each of the three months ended March 31, 2024 and 2023, (iii) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for each of the three months ended March 31, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)