Form 10-Q
period 2024-06-30
Amneal Pharmaceuticals, Inc.
filed 2024-08-09
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2024, there were 309,542,608 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$701,780	$599,046	$1,360,971	$1,156,586
Cost of goods sold	451,833	379,025	872,964	758,379
Gross profit	249,947	220,021	488,007	398,207
Selling, general and administrative	116,462	105,570	229,057	207,666
Research and development	36,054	37,799	75,352	76,489
Intellectual property legal development expenses	1,042	820	2,026	2,464
Restructuring and other charges	220	82	1,690	592
Change in fair value of contingent consideration	—	(6,364)	100	(3,907)
Charges related to legal matters, net	699	2,017	95,058	1,581
Other operating expense (income)	—	13	—	(1,211)
Operating income	95,470	80,084	84,724	114,533
Other (expense) income:
Interest expense, net	(65,719)	(50,857)	(131,422)	(100,172)
Foreign exchange (loss) gain, net	(262)	421	(1,459)	2,322
Increase in tax receivable agreement liability	(13,444)	(405)	(15,392)	(1,231)
Other income, net	4,360	417	8,432	4,782
Total other expense, net	(75,065)	(50,424)	(139,841)	(94,299)
Income (loss) before income taxes	20,405	29,660	(55,117)	20,234
Provision for (benefit from) income taxes	3,618	(23)	9,774	645
Net income (loss)	16,787	29,683	(64,891)	19,589
Less: Net income attributable to non-controlling interests	(10,793)	(17,766)	(20,758)	(14,615)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$5,994	$11,917	$(85,649)	$4,974

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$0.02	$0.08	$(0.28)	$0.03
Diluted	$0.02	$0.08	$(0.28)	$0.03
Weighted-average common shares outstanding:
Basic	309,117	153,738	308,198	152,928
Diluted	318,957	154,887	308,198	154,575

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$16,787	$29,683	$(64,891)	$19,589
Less: Net income attributable to non-controlling interests	(10,793)	(17,766)	(20,758)	(14,615)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	5,994	11,917	(85,649)	4,974
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(39)	260	(429)	2,057
Unrealized (loss) gain on cash flow hedge, net of tax of $0	(170)	8,312	15,373	(5,958)
Reclassification of cash flow hedge to earnings, net of tax of $0	(6,516)	—	(13,031)	—
Less: Other comprehensive (income) loss attributable to non-controlling interests	—	(4,263)	—	1,973
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(6,725)	4,309	1,913	(1,928)
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(731)	$16,226	$(83,736)	$3,046

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,769	$91,542
Restricted cash	5,853	7,565
Trade accounts receivable, net	769,871	613,732
Inventories	575,624	581,384
Prepaid expenses and other current assets	81,596	82,685
Related party receivables	8,767	955
Total current assets	1,485,480	1,377,863
Property, plant and equipment, net	425,380	447,574
Goodwill	598,533	598,629
Intangible assets, net	819,944	890,423
Operating lease right-of-use assets	33,284	30,329
Operating lease right-of-use assets - related party	11,974	12,954
Financing lease right-of-use assets	58,299	59,280
Other assets	77,028	55,517
Total assets	$3,509,922	$3,472,569
Liabilities and Stockholders' (Deficiency) Equity
Current liabilities:
Accounts payable and accrued expenses	$619,194	$534,662
Current portion of liabilities for legal matters	30,740	76,988
Revolving credit facility	179,000	179,000
Current portion of long-term debt, net	225,156	34,125
Current portion of operating lease liabilities	9,669	9,207
Current portion of operating lease liabilities - related party	3,259	2,825
Current portion of financing lease liabilities	3,199	2,467
Related party payables - short term	12,773	7,321
Current portion of notes payable - related party	31,363	—
Total current liabilities	1,114,353	846,595
Long-term debt, net	2,177,578	2,386,004
Note payable - related party	—	41,447
Operating lease liabilities	26,782	24,095
Operating lease liabilities - related party	11,126	12,787
Financing lease liabilities	58,007	58,566
Related party payables - long term	16,146	11,776
Liabilities for legal matters - long term	85,479	316
Other long-term liabilities	24,518	29,679
Total long-term liabilities	2,399,636	2,564,670
Commitments and contingencies (Notes 4, 17 and 19)
Redeemable non-controlling interests	53,422	41,293
Stockholders' (Deficiency) Equity
Preferred stock, $0.01 par value, 2,000 shares authorized at both June 30, 2024 and December 31, 2023; none issued at both June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2024 and December 31, 2023; 309,499 and 306,565 shares issued at June 30, 2024 and December 31, 2023, respectively	3,095	3,066
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2024 and December 31, 2023; none issued at both June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	545,701	539,240
Stockholders' accumulated deficit	(575,825)	(490,176)
Accumulated other comprehensive loss	(30,436)	(32,349)
Total Amneal Pharmaceuticals, Inc. stockholders' (deficiency) equity	(57,465)	19,781
Non-controlling interests	(24)	230
Total stockholders' (deficiency) equity	(57,489)	20,011
Total liabilities and stockholders' (deficiency) equity	$3,509,922	$3,472,569
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(64,891)	$19,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111,100	115,261
Unrealized foreign currency loss (gain)	2,080	(1,561)
Amortization of debt issuance costs and discount	1,221	4,523
Intangible asset impairment charges	920	1,283
Change in fair value of contingent consideration	100	(3,907)
Stock-based compensation	13,446	14,157
Inventory provision	41,493	41,806
Other operating charges and credits, net	(1,531)	3,364
Changes in assets and liabilities:
Trade accounts receivable, net	(155,843)	66,976
Inventories	(35,447)	(60,526)
Prepaid expenses, other current assets and other assets	(8,418)	31,898
Related party receivables	(628)	351
Accounts payable, accrued expenses and other liabilities	122,026	(107,760)
Related party payables	9,619	2,913
Net cash provided by operating activities	35,247	128,367
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,824)	(21,691)
Acquisition of intangible assets	(10,450)	(1,488)
Deposits for future acquisition of property, plant and equipment	(940)	(842)
Proceeds from sale of subsidiary	4,989	—
Net cash used in investing activities	(26,225)	(24,021)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities, financing leases and other	(78,877)	(87,566)
Borrowings on revolving credit facilities	48,000	100,000
Proceeds from exercise of stock options	386	—
Employee payroll tax withholding on restricted stock unit vesting	(7,371)	(2,033)
Tax distributions to non-controlling interests	(8,883)	(35,557)
Payment of principal on notes payable - related party	(11,496)	—
Net cash used in financing activities	(58,241)	(25,156)
Effect of foreign exchange rate on cash	(266)	165
Net (decrease) increase in cash, cash equivalents, and restricted cash	(49,485)	79,355
Cash, cash equivalents, and restricted cash - beginning of period	99,107	35,227
Cash, cash equivalents, and restricted cash - end of period	$49,622	$114,582
Cash and cash equivalents - end of period	$43,769	$109,284
Restricted cash - end of period	5,853	5,298
Cash, cash equivalents, and restricted cash - end of period	$49,622	$114,582

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$136,541	$88,705
Cash paid, net for income taxes	$10,209	$3,917

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$—	$18,285
Payable for acquisition of intangible assets	$—	$1,000
Note receivable for sale of subsidiary - related party	$7,177	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at March 31, 2024	308,623	$3,086	$538,720	$(581,819)	$(23,711)	$95	$(63,629)	$47,022
Net income (loss)	—	—	—	5,994	—	(119)	5,875	10,912
Foreign currency translation adjustments	—	—	—	—	(39)	—	(39)	—
Stock-based compensation	—	—	6,724	—	—	—	6,724	—
Exercise of stock options	129	1	357	—	—	—	358	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	747	8	(100)	—	—	—	(92)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(170)	—	(170)	—
Tax distributions	—	—	—	—	—	—	—	(4,512)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,516)	—	(6,516)	—
Balance at June 30, 2024	309,499	$3,095	$545,701	$(575,825)	$(30,436)	$(24)	$(57,489)	$53,422

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(85,649)	—	(254)	(85,903)	21,012
Foreign currency translation adjustments	—	—	—	—	(429)	—	(429)	—
Stock-based compensation	—	—	13,446	—	—	—	13,446	—
Exercise of stock options	139	1	385	—	—	—	386	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,795	28	(7,370)	—	—	—	(7,342)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	15,373	—	15,373	—
Tax distributions, net	—	—	—	—	—	—	—	(8,883)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(13,031)	—	(13,031)	—
Balance at June 30, 2024	309,499	$3,095	$545,701	$(575,825)	$(30,436)	$(24)	$(57,489)	$53,422

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited; in thousands)

	Old PubCo
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	153,321	$1,532	152,117	$1,522	$700,722	$(413,126)	$3,764	$(159,746)	$134,668	$27,527
Net income	—	—	—	—	—	11,917	—	10,315	22,232	7,451
Foreign currency translation adjustments	—	—	—	—	—	—	131	129	260	—
Stock-based compensation	—	—	—	—	6,561	—	—	—	6,561	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	729	8	—	—	950	—	10	(1,030)	(62)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	—	—	4,178	4,134	8,312	—
Tax distributions	—	—	—	—	—	—	—	(21,203)	(21,203)	(2,872)
Balance at June 30, 2023	154,050	$1,540	152,117	$1,522	$708,233	$(401,209)	$8,083	$(167,401)	$150,768	$32,106

	Old PubCo
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net income	—	—	—	—	—	4,974	—	1,627	6,601	12,988
Foreign currency translation adjustments	—	—	—	—	—	—	1,029	1,028	2,057	—
Stock-based compensation	—	—	—	—	14,157	—	—	—	14,157	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,560	26	—	—	2,447	—	72	(4,602)	(2,057)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	—	—	(2,957)	(3,001)	(5,958)	—
Tax distributions	—	—	—	—	—	—	—	(48,011)	(48,011)	(5,831)
Balance at June 30, 2023	154,050	$1,540	152,117	$1,522	$708,233	$(401,209)	$8,083	$(167,401)	$150,768	$32,106

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024, cash flows for the six months ended June 30, 2024 and 2023 and the results of its operations, its comprehensive (loss) income and its changes in stockholders’ (deficiency) equity for the three and six months ended June 30, 2024 and 2023. The consolidated balance sheet data at December 31, 2023 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by U.S. GAAP.
Except for the updates included in this note, the accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies contained in the Company’s 2023 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, liabilities for legal matters, contingent liabilities, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Reclassification
The prior period balances related to the TRA (as defined in Note 5. Income Taxes) of $0.4 million and $1.2 million, formerly included in other income, net for the three and six months ended June 30, 2023, respectively, have been reclassified to the income statement caption “increase in tax receivable agreement liability” to conform to the current period presentation in the consolidated statements of operations. This reclassification did not impact total other expense, net or net income (loss).
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
License Agreements
Refer to Note 4. Alliance and Collaboration for further information related to revenue recognition associated with license agreements.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	22%	24%	21%	23%
Customer B	16%	16%	15%	15%
Customer C	22%	20%	22%	20%
Customer D	9%	11%	9%	10%

Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three and six months ended June 30, 2024 and 2023, are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Generics
Anti-infective	$6,402	$6,092	$12,512	$11,266
Hormonal / allergy	123,573	126,435	231,287	231,286
Antiviral	4,307	3,597	8,173	29,071
Central nervous system	121,768	83,604	231,224	168,186
Cardiovascular system	41,331	33,146	87,209	65,649
Gastroenterology	12,727	19,905	30,924	34,269
Oncology	48,266	28,546	86,799	39,124
Metabolic disease / endocrine	9,473	14,936	20,658	24,201
Respiratory	13,407	11,136	24,543	23,951
Dermatology	20,574	17,949	39,549	35,953
Other therapeutic classes	24,070	27,809	42,593	53,704
International and other	1,430	546	3,151	847
Total Generics net revenue	427,328	373,701	818,622	717,507
Specialty
Hormonal / allergy	31,775	29,011	61,150	53,774
Central nervous system	63,906	59,563	130,182	119,702
License agreement (1)	—	—	4,479	—
Other therapeutic classes	8,360	8,420	13,464	15,196
Total Specialty net revenue	104,041	96,994	209,275	188,672
AvKARE
Distribution	116,135	83,795	225,848	167,025
Government label	36,210	29,870	71,162	54,386
Institutional	11,768	8,982	22,626	17,844
Other	6,298	5,704	13,438	11,152
Total AvKARE net revenue	170,411	128,351	333,074	250,407
Total net revenue	$701,780	$599,046	$1,360,971	$1,156,586
(1)Refer to Note 4. Alliance and Collaboration for information about revenue recognized under license agreements.
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2024 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2023	$559,334	$23,892	$136,486	$90,690
Provision related to sales recorded in the period	1,801,882	61,449	37,034	131,027
Credits/payments issued during the period	(1,918,913)	(59,893)	(30,804)	(112,527)
Balance at June 30, 2024	$442,303	$25,448	$142,716	$109,190

4. Alliance and Collaboration
The Company has entered into several alliance, collaboration, license, distribution and similar agreements with respect to certain of its products and services with third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform and revenue recognized under development agreements. These agreements generally obligate the Company to provide R&D services over multiple periods. The Company’s significant arrangements are discussed below.
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
During the three and six months ended June 30, 2024, the Company recognized $0.7 million and $1.3 million, respectively, as a reduction to R&D expense related to services performed under the Orion Agreement. During the six months ended June 30, 2023, the Company recognized $0.6 million as a reduction to R&D expense related to services performed under the Orion Agreement (none during the three months ended June 30, 2023). As of June 30, 2024, deferred income of $9.0 million and $2.2 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of December 31, 2023, deferred income of $7.8 million and $4.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of June 30, 2024, no products have been supplied by Amneal under the Orion Agreement. Refer to Note 5. Alliance and Collaboration in our 2023 Annual Report on Form 10-K for additional information.
ONGENTYS® License Agreement
On December 5, 2023, the Company entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive royalty-free right to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL License Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL Agreement, the Company is responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. The BIAL Agreement also requires the Company to spend a minimum of $6.0 million in medical and marketing activities directly related to ONGENTYS® of which $3.5 million was expensed through June 30, 2024. The Company commenced distribution of ONGENTYS® during the first quarter of 2024.
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
Knight Therapeutics International S.A. License Agreement
On January 24, 2024, the Company entered into a 15-year license, distribution and supply agreement with Knight Therapeutics International S.A. (“Knight”) granting Knight the exclusive rights to seek regulatory approval and commercialize IPX203 in Canada and Latin America (the “Knight License Agreement”). The Knight License Agreement will automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance.
Knight will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Knight.
On February 26, 2024, the Company received a nonrefundable license fee of $1.0 million from Knight, which was recorded as net revenue for the six months ended June 30, 2024. The Knight License Agreement provides for potential future milestone payments totaling $10.5 million, contingent upon regulatory approval, launch dates and cumulative net sales targets by Knight. The agreement also includes low-double digit royalty payments based on net sales of IPX203.

License Agreement with Zambon Biotech
On February 23, 2024, the Company entered into a license, distribution and supply agreement with Zambon Biotech S.A. (“Zambon”) granting Zambon the exclusive rights to seek regulatory approval and commercialize IPX203 in Europe (the “Zambon License Agreement”). The term for the Zambon License Agreement is 15 years commencing from the commercial launch of the product, which can automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance. Zambon will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Zambon.
In connection with the execution of the agreement, the Company was entitled to a nonrefundable license fee of €5.0 million, or $5.4 million, which was received in April 2024. Of the license fee, the Company allocated €3.2 million, or $3.5 million, to the delivery of a functional license, which was recorded as net revenue during the six months ended June 30, 2024. In addition, the Company is eligible to receive future milestone payments totaling €71.5 million, or $76.6 million, from Zambon, contingent upon regulatory approval of the product, and achievement of certain annual net sales targets by Zambon. The Zambon License Agreement also includes single-digit to low-double digit royalty payments based on net sales of IPX203.
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
On April 13, 2022, the FDA approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million during the year ended December 31, 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of seven years. On March 29, 2024, the Company paid a sales-based milestone of $9.5 million, which was capitalized as a product rights intangible asset and is being amortized to cost of sales.
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
During the year ended December 31, 2023, the Company recorded R&D expense for a $2.5 million payment made upon execution of the agreement and an additional $2.5 million for a developmental milestone. During the six months ended June, 2024, the Company recorded R&D expense for a $3.0 million payment made for a clinical milestone. The agreement provides for potential future milestone payments to mAbxience of up to $66.0 million as follows: (i) up to $3.5 million relating to clinical and developmental milestones; (ii) up to $15.0 million for regulatory approval and initial commercial launch milestones; and (iii) up to $47.5 million for the achievement of annual commercial milestones.
Agreements with Kashiv Biosciences, LLC
For details on the Company’s related party agreements with Kashiv Biosciences, LLC (“Kashiv”), refer to Note 19. Related Party Transactions in this Form 10-Q and Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K.

5. Income Taxes
For the three months ended June 30, 2024, the Company’s provision for income taxes and effective tax rate were $3.6 million and 17.7%, respectively. For the three months ended June 30, 2023, the Company’s benefit from income taxes and effective tax rate were both immaterial. For the six months ended June 30, 2024, the Company’s provision for income taxes and effective tax rate were $9.8 million and (17.7)%, respectively, as compared to a provision for income taxes and effective tax rate of $0.6 million and 3.2%, respectively, for the six months ended June 30, 2023. For the three and six months ended June 30, 2024, the period-over-period changes in the provision for income taxes were primarily related to changes in the jurisdictional mix of income.
The Company recorded deferred tax assets for (i) its outside basis difference in its investment in Amneal on May 4, 2018, (ii) the net operating loss of Impax Laboratories, Inc. (“Impax”), which was acquired by the Company in 2018, from January 1, 2018 through May 4, 2018, (iii) certain federal and state credits, and (iv) interest carryforwards of Impax that were attributable to the Company.
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
The Company established a valuation allowance on its DTAs based upon all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through June 30, 2024. As a result of the losses through June 30, 2024, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of June 30, 2024 and December 31, 2023, this valuation allowance was $565.7 million and $566.5 million, respectively, and reduced the carrying value of these gross DTAs to zero.
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
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to the TRA; therefore, as of June 30, 2024 and December 31, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amounted to approximately $185.0 million at June 30, 2024 and December 31, 2023) will be recorded through charges in the Company’s consolidated statements of operations.
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
Although the DTAs were not determined to be realizable as of June 30, 2024 and December 31, 2023, the Company assessed that a TRA liability of $19.1 million and $3.8 million at those dates, respectively, had become probable. For the three months ended June 30, 2024 and 2023, the Company recorded expenses associated with the TRA of $13.4 million and $0.4 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded expenses associated with the TRA of $15.4 million and $1.2 million, respectively. In future periods, the Company will continue to evaluate whether any future TRA payments become probable and can be estimated and, if so, an estimate of payment will be accrued. Refer to Note 19. Related Party Transactions for the current and long-term portions of the TRA liability as of June 30, 2024 and December 31, 2023.

Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $19.1 million accrued as of June 30, 2024. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and, if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
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
Since Pillar Two taxes are an alternative minimum tax, deferred taxes will not need to be recorded or remeasured. Instead, Pillar Two taxes will be expensed as incurred. For interim tax provision purposes, the Pillar Two tax related to Ireland taxes is included in the calculation of the Company’s provision for income taxes.

6. Earnings (Loss) per Share
Following the implementation of the Reorganization on November 7, 2023, all outstanding shares of Old PubCo Class A common stock and Old PubCo Class B common stock were exchanged for an equivalent number of shares of Class A common stock of the Company.
Basic earnings (loss) per share of the Company’s Class A common stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding, adjusted to give effect to potentially dilutive securities. The weighted-average number of shares of Class A common stock for all periods prior to the Reorganization includes shares of Old PubCo Class A common stock.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$5,994	$11,917	$(85,649)	$4,974
Denominator:
Weighted-average shares outstanding - basic	309,117	153,738	308,198	152,928
Effect of dilutive securities:
Stock options	1,095	—	—	—
Restricted stock units	4,522	1,149	—	1,647
Performance stock units	4,223	—	—	—
Weighted-average shares outstanding - diluted	318,957	154,887	308,198	154,575
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.02	$0.08	$(0.28)	$0.03
Diluted	$0.02	$0.08	$(0.28)	$0.03
Prior to the Reorganization, shares of Old PubCo Class B common stock did not share in the earnings or losses of the Company and, therefore, were not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Old PubCo Class B common stock under the two-class method was not presented. Effective with the Reorganization, all outstanding shares of Old PubCo Class B common stock were surrendered and canceled.

The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Stock options	347	(1)	2,629	(1)	2,277	(2)	2,629	(1)
Restricted stock units	—		—		10,207	(2)	—
Performance stock units	2,871	(3)	7,012	(3)	7,639	(2)	7,012	(3)
Shares of Old PubCo Class B common stock	—		152,117	(4)	—		152,117	(4)
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
(4)Shares of Old PubCo Class B common stock were considered potentially dilutive shares of Old PubCo Class A common stock. Shares of Old PubCo Class B common stock were excluded from the computations of diluted loss per share of Class A common stock because the effect of their inclusion would have been anti-dilutive under the if-converted method.
7. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Gross accounts receivable	$1,240,341	$1,199,980
Allowance for credit losses	(2,719)	(3,022)
Contract charge-backs and sales volume allowances	(442,303)	(559,334)
Cash discount allowances	(25,448)	(23,892)
Subtotal	(470,470)	(586,248)
Trade accounts receivable, net	$769,871	$613,732
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	June 30, 2024	December 31, 2023
Customer A	36%	40%
Customer B	29%	24%
Customer C	21%	22%
8. Inventories
Inventories were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$199,696	$217,744
Work in process	49,165	59,563
Finished goods	326,763	304,077
Total inventories	$575,624	$581,384
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Deposits and advances	$3,446	$2,200
Prepaid insurance	5,666	8,334
Prepaid regulatory fees	2,424	6,331
Income and other tax receivables	10,315	13,168
Prepaid taxes	10,910	11,899
Other current receivables	7,885	9,929
Chargebacks receivable (1)	6,540	7,876
Other prepaid assets	34,410	22,948
Total prepaid expenses and other current assets	$81,596	$82,685
(1)When a sale occurs on a contract item in the Company’s AvKARE segment, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback receivable and a reduction to cost of goods sold in the same period as the related sale.
10. Goodwill and Other Intangible Assets
The changes in goodwill by segment for the six months ended June 30, 2024 were as follows (in thousands):

	Generics	Specialty	AvKARE	Total
Balance as of December 31, 2022	$163,076	$366,312	$69,465	$598,853
Currency translation	(224)	—	—	(224)
Balance as of December 31, 2023	162,852	366,312	69,465	598,629
Currency translation	(96)	—	—	(96)
Balance as of June 30, 2024	$162,756	$366,312	$69,465	$598,533

Intangible assets as of June 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	June 30, 2024				December 31, 2023
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.1	$1,207,969	$(775,584)	$432,385	$1,198,971	$(703,297)	$495,674
Other intangible assets	3.0	111,800	(80,086)	31,714	111,800	(72,896)	38,904
Subtotal		1,319,769	(855,670)	464,099	1,310,771	(776,193)	534,578
In-process research and development		355,845	—	355,845	355,845	—	355,845
Total intangible assets		$1,675,614	$(855,670)	$819,944	$1,666,616	$(776,193)	$890,423
Amortization expense related to intangible assets for the three months ended June 30, 2024 and 2023 was $40.1 million and $40.8 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2024 and 2023 was $80.0 million and $81.9 million, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $355.8 million of in-process research and development (“IPR&D”) intangible assets (in thousands):

Future Amortization
Remainder of 2024	$79,672
2025	121,738
2026	73,215
2027	52,706
2028	33,363
2029	26,517
Thereafter	76,888
Total	$464,099
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. Intangible asset impairments were immaterial for all periods presented.
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
No indicators of impairment of the Company’s IPX203 IPR&D intangible asset were identified through June 30, 2024. Additionally, there was no impairment recorded during 2023. While management believes the assumptions used in the Company’s 2023 annual impairment test of its IPX203 IPR&D intangible asset were reasonable and continue to be commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin, delaying the potential launch date, and lowering the probability of technical and regulatory success, could result in material future impairments of the intangible asset. Refer to Note 13. Goodwill and Other Intangible Assets in the Company’s Annual Report on Form 10-K for additional information.

On August 7, 2024, the FDA approved the Company’s new drug application for IPX203, which will be marketed under the trade name CREXONT®. CREXONT® is a combination of carbidopa and levodopa extended-release capsules, indicated for the treatment of Parkinson’s disease. The Company expects to make CREXONT® available to patients in the U.S in September 2024.

11. Other Assets

Other assets were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Interest rate swap (1)	$52,462	$37,089
Security deposits	3,700	3,602
Long-term prepaid expenses	5,565	3,273
Deferred revolving credit facility costs	3,587	4,427
Other long term assets	11,714	7,126
Total	$77,028	$55,517

(1)Refer to Note 15. Fair Value Measurements and Note 16. Financial Instruments for information about the Company’s interest rate swap.
12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$199,578	$143,572
Accrued returns allowance (1)	142,716	136,486
Accrued compensation	60,635	71,122
Accrued Medicaid and commercial rebates (1)	109,190	90,690
Accrued royalties	26,325	23,342
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	14,941	11,005
Accrued other	55,583	48,219
Total accounts payable and accrued expenses	$619,194	$534,662
(1)Refer to Note 3. Revenue Recognition for a rollforward of the balance from December 31, 2023 to June 30, 2024.
13. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2023, except as disclosed below. Refer to Note 16. Debt in the Company’s 2023 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	June 30, 2024	December 31, 2023
Term Loan Due May 2025	$191,979	$191,979
Term Loan Due May 2028	2,322,251	2,351,647
Total debt	2,514,230	2,543,626
Less: debt issuance costs	(111,496)	(123,497)
Total debt, net of debt issuance costs	2,402,734	2,420,129
Less: current portion of long-term debt	(225,156)	(34,125)
Total long-term debt, net	$2,177,578	$2,386,004

During the six months ended June 30, 2024, the Company (i) borrowed and repaid $20.0 million under the Amended New Revolving Credit Facility and (ii) borrowed and repaid $28.0 million under the Amended Rondo Revolving Credit Facility. As of each of June 30, 2024 and December 31, 2023, $179.0 million was outstanding on the Amended New Revolving Credit Facility.
During the three and six months ended June 30, 2024, the Company repaid principal of $11.5 million and interest of $9.7 million associated with the Sellers Notes from cash on hand. As of June 30, 2024 and December 31, 2023, the remaining principal outstanding on the Sellers Notes, net of unamortized discount, was $31.4 million (included in current portion of notes payable - related party) and $41.4 million (included in notes payable - related party), respectively. Refer to Note 19. Related Party Transactions for accrued interest on the Sellers Notes. Refer to Note 21. Subsequent Events for principal repaid on the Sellers Notes subsequent to June 30, 2024.
14. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Uncertain tax positions	$515	$497
Long-term compensation	18,986	21,283
Contingent consideration (1)	433	433
Other long-term liabilities	4,584	7,466
Total other long-term liabilities	$24,518	$29,679
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurement Based on
June 30, 2024	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$52,462	$—	$52,462	$—
Liabilities
Deferred compensation plan liabilities (2)	$8,408	$—	$8,408	$—
Contingent consideration liabilities (3)	$1,021	$—	$—	$1,021

December 31, 2023
Assets
Interest rate swap (1)	$37,089	$—	$37,089	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,100	$—	$9,100	$—
Contingent consideration liability (3)	$921	$—	$—	$921
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
(3)The fair value measurement of contingent consideration liabilities has been classified as Level 3 recurring liabilities as the valuations require judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair values could be higher or lower than what the Company determined. For the three and six months ended June 30, 2024, there was no material activity or payments related to the contingent consideration liabilities.
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2024.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

The following is a summary of the Company’s indebtedness at fair value (in thousands):

	June 30, 2024	December 31, 2023
Term Loan Due 2025	$192,339	$190,779
Term Loan Due 2028	$2,339,668	$2,328,130
Sellers Notes	$31,598	$41,033
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2024 and 2023.
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
The Company used a strategy commonly referred to as “blend and extend,” which allows the existing asset position of the swap agreement to be effectively blended into the new interest rate swap agreement. As a result of this transaction, on November 14, 2023, the Amended October 2019 Swap was de-designated and the unrealized gain of $66.7 million was recorded within accumulated other comprehensive loss and will be amortized as a reduction of interest expense, net, over the original term of the of the Amended October 2019 Swap (until May 2025), as the hedged transactions affect earnings. Additionally, the

November 2023 Swap had a fair value of $66.7 million at inception and will be ratably recorded to accumulated other comprehensive loss and reclassified to interest expense, net, over the term of the November 2023 Swap, as the hedged transactions affect earnings.
During the three and six months ended June 30, 2024, the Company reclassified a gain of $6.5 million and $13.0 million, respectively, from accumulated other comprehensive loss to interest expense, net. Approximately $19.1 million of net gains included in accumulated other comprehensive loss as of June 30, 2024 are expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive loss occurs.
As of June 30, 2024, the total gain, net of income taxes, related to the Company’s cash flow hedge of $36.1 million, was recognized in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2024		December 31, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$52,462	Other Assets	$37,089
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
For the three and six months ended June 30, 2024, charges related to legal matters, net were $0.7 million and $95.1 million, respectively. For the six months ended June 30, 2024, charges related to legal matters, net were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). For the three and six months ended June 30, 2023, charges related to legal matters, net were $2.0 million and $1.6 million, respectively.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	June 30, 2024	December 31, 2023
Opana ER® antitrust litigation	$—	$50,000
Opana ER® antitrust litigation-accrued interest	—	2,347
Civil prescription opioid litigation	30,041	21,189
Other	699	3,452
Current portion of liabilities for legal matters	$30,740	$76,988

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$85,479	$316
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
United States Department of Justice Investigations

On May 15, 2023, Amneal received a Civil Investigative Demand (“CID”) from the Civil Division of the United States Department of Justice (the “Civil Division”) requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only” after the reference listed drug’s label was converted to over-the-counter. The Company is cooperating with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.

In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, various purchasers of generic drugs filed multiple putative antitrust class action complaints against a substantial number of generic pharmaceutical manufacturers, including the Company and Impax, alleging an illegal conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers. They seek unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuits were consolidated in the United States District Court for the Eastern District of Pennsylvania (See In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724, (E.D. Pa.)) (“MDL No. 2724”).
In 2019 and 2020, Attorneys General of 43 States and the Commonwealth of Puerto Rico named the Company in two complaints alleging a similar conspiracy and seeking similar damages. These cases are pending in the District of Connecticut. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS.
Fact discovery is underway in MDL No. 2724 and in the State Attorneys General cases naming the Company as a defendant. Expert discovery is underway in Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS. No schedule for class certification summary judgement or trial has been set in any case naming the Company or Impax.
On June 3, 2020, the Company and Impax were named in a complaint filed in the Federal Court of Canada in Toronto, Ontario, making similar claims on behalf of a putative class of individuals who purchased generic drugs in the private sector. See Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20. The parties are seeking to have the certification hearing scheduled during the week of June 9, 2025. On July 23, 2024, the plaintiff served a motion to discontinue the action against the Company, Impax, and several other defendants, which will be decided in the near future based on written representations.
Civil Prescription Opioid Litigation
The Company is named in over 900 state and federal cases relating to the sale of prescription opioid pain relievers. Plaintiffs are political subdivisions, schools, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804, USDC N.D. OH. The Company also is named in state court cases pending in seven states. There are no firm trial dates in those state-court cases except in Texas (January 31, 2025, trial-ready date (Dallas County)).
The Company has received a subpoena from the New York Attorney General, a subpoena from the Maryland Attorney General, and a CID issued by the Alaska Attorney General all seeking information regarding its business concerning opioid-containing products. The Company has and continues to cooperate with these requests.
In 2023, the Company reached settlements with the New Mexico Attorney General and West Virginia political subdivisions and a settlement in principle with a group of private hospitals in Alabama. In late April 2024, the Company reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. The settlement in principle is subject to execution of a definitive settlement agreement. The settlement would be payable over ten years. Under the settlement in principle, the Company would agree to pay $92.5 million in cash and provide $180.0 million (valued at $125/ twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $45.0 million) in cash during the last four years of the ten years payment term, which could increase the total amount of cash the Company would agree to pay up to $137.5 million.
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of June 30, 2024 was $115.5 million, of which $85.5 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement is finalized. As of December 31, 2023, the Company had a liability of $21.5 million related to its prescription opioid litigation, of which $0.3 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of June 30, 2024 or December 31, 2023, because it concluded that a loss was not probable and estimable.

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas and has entered civil and criminal tolling agreements with the USAO through November 14, 2024. It is not possible to determine the exact outcome of these investigations.

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

Ranitidine Litigation

The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL Court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. The briefing also addresses the MDL Court’s December 6, 2022 exclusion of plaintiff’s general causation experts.

The Company has also been named in state court cases in five states. The Company has filed motions to dismiss those cases. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all such cases in which the Company had been named, holding all claims preempted. There are no trial dates involving the Company in any of the state court cases.
Metformin Litigation

Beginning in 2020, Amneal was named as a defendant in several putative class action lawsuits filed and consolidated in the United States District Court for the District of New Jersey, seeking compensation for economic loss allegedly incurred in connection with their purchase of generic metformin allegedly contaminated with NDMA. See In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH) (“In re Metformin”) and Marcia E. Brice v. Amneal Pharmaceuticals, Inc., No. 2:20-cv-13728 (D.N.J.). A motion to dismiss the Third Amended Complaint in In Re Metformin is fully briefed, and fact discovery is underway.

On March 29, 2021, a plaintiff filed a complaint in the United States District Court for the Middle District of Alabama asserting claims against manufacturers of valsartan, losartan, and metformin based on the alleged presence of nitrosamines in those products. The only allegations against the Company concern metformin (See Davis v. Camber Pharmaceuticals, Inc., et al., C.A. No. 2:21-00254 (M.D. Ala.) (the “Davis Action”)). On May 5, 2021, the United States Judicial Panel on Multidistrict Litigation transferred the Davis Action into the In re: Valsartan, Losartan, and Irbesartan Products Liability Litigation MDL for pretrial proceedings.

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

Amneal was also named as a defendant in a similar action filed by Aetna Inc. (“Aetna”) in California state court (Aetna Inc. v. Jazz Pharms., Inc. et. al, No. 22CV010951 (Cal. Super. Ct.)). The California state court held that it lacks jurisdiction over several defendants, including Amneal, on December 27, 2022, and later issued an order dismissing Amneal without prejudice. On August 25, 2023, Aetna filed a motion seeking leave to file a second amended complaint adding Amneal as a defendant, which the Court tentatively granted on October 20, 2023. Aetna filed a second amended complaint naming Amneal on November 17, 2023.

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

UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.

On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against multiple manufacturers, including the Company, alleging an illegal conspiracy to restrict output of generic COLCRYS®. See UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma. U.S.A., Inc. et al, No. 1:23-cv-10030 (S.D.N.Y.). On February 28, 2024, Takeda Pharmaceuticals U.S.A. filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On March 13, 2024 and March 27, 2024, Amneal submitted a letter and brief, respectively, informing the Court of its position that the Eastern District of Pennsylvania lacks personal jurisdiction over Amneal. That motion remains pending and the deadline to respond to the complaint is set at 45 days after the court resolves the motion to transfer.

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
18. Stockholders’ Equity and Redeemable Non-Controlling Interests
Effective with the Reorganization on November 7, 2023, the Company holds 100% of the Amneal Common Units.
In connection with the Reorganization, the Company amended and restated its certificate of incorporation. The voting rights, dividend rights and participation rights of holders of Class A common stock of the Company did not materially change as a result of the amendment. There were no shares of Class B common stock of the Company outstanding as of June 30, 2024 and December 31, 2023.
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
Prior to the Reorganization, Amneal was obligated to make tax distributions to the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”). During the three and six months ended June 30, 2023, the Company recorded net tax distributions to the Members of $21.2 million and $48.0 million, respectively, as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members.
The Company acquired a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”) on April 2, 2021. The sellers of KSP, a related party, hold the remaining interests. The Company attributes 2% of the net income or loss of KSP to non-controlling interests.
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

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and six months ended June 30, 2024, the Company recorded tax distributions of $4.5 million and $8.9 million, respectively, as a reduction of redeemable non-controlling interests. For the three and six months ended June 30, 2023, the Company recorded tax distributions of $2.9 million and $5.8 million, respectively, as a reduction of redeemable non-controlling interest.
Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
Other comprehensive (loss) income before reclassification	(429)	15,373	14,944
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(13,031)	(13,031)
Balance June 30, 2024	$(66,501)	$36,065	$(30,436)

Balance December 31, 2022	$(32,382)	$42,321	$9,939
Other comprehensive income (loss) before reclassification	1,029	(2,957)	(1,928)
Reallocation of ownership interests	(270)	342	72
Balance June 30, 2023	$(31,623)	$39,706	$8,083

19. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and six months ended June 30, 2024, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2023 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2024	2023	2024	2023
Kashiv Biosciences LLC
Sale of subsidiary - gain on sale	Other income, net	$(3,760)	$—	$(3,760)	$—
Sale of subsidiary - interest income on loan receivable	Interest expense, net	$(132)	$—	$(132)	$—
Parking space lease	Research and development	$25	$33	$50	$50
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$—	$—	$—	$50
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$4,194	$—	$8,720	$144
Storage agreement	Research and development	$(49)	$(34)	$(126)	$(82)
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$2,426	$499	$3,642	$499
Generic development supply agreement - research and development material	Research and development	$—	$—	$(48)	$—
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses and net revenue	$—	$—	$(422)	$—
Development and commercialization agreement - Long-acting injectable	Research and development	$—	$—	$500	$—

Other Related Parties
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$592	$1,184	$1,158
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$324	$314	$638	$619
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,220	$3,731	$10,221	$5,567
Tracy Properties LLC - operating lease	Selling, general and administrative	$221	$94	$364	$263
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$2,933	$1,969	$5,245	$2,544
AvPROP, LLC - operating lease	Selling, general and administrative	$50	$43	$94	$90
Avtar Investments, LLC - consulting services	Research and development	$60	$9	$129	$197
Alkermes	Inventory and cost of goods sold	$94	$88	$106	$90
R&S Solutions - logistics services	Selling, general and administrative	$—	$20	$—	$40
Members - tax receivable agreement (TRA liability)	Increase in tax receivable agreement liability	$13,444	$405	$15,392	$1,231

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	June 30, 2024	December 31, 2023
Kashiv - sale of subsidiary, including interest	$7,312	$—
Kashiv - various agreements	1,455	954
Alkermes	—	1
Related party receivables - short term	$8,767	$955

Kashiv - various agreements	$5,298	$3,179
Apace Packaging, LLC - packaging agreement	1,622	1,091
AzaTech Pharma LLC - supply agreement	2,200	1,958
Avtar Investments LLC - consulting services	60	100
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	10	442
Members - tax receivable agreement	3,532	549
Alkermes Plc	2	2
Tracy Properties LLC	49	—
Related party payables - short term	$12,773	$7,321

Kashiv - contingent consideration	$530	$430
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	—	8,139
Members - tax receivable agreement	15,616	3,207
Related party payables - long term	$16,146	$11,776
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
No amounts were paid or recognized during the three and six months ended June 30, 2024 pursuant to this amendment.

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

During the six months ended June 30, 2024, the Company recorded R&D expense of $0.5 million, for payment made upon execution of the license and supply agreement (none for the three months ended June 30, 2024). The agreement provides for potential future milestone payments to Kashiv of up to $35.0 million as follows: (i) up to $10.0 million relating to developmental milestones; (ii) up to $20.0 million for U.S. regulatory approval and initial commercial launch milestones; and (iii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.
Sale of Subsidiary
On April 30, 2024, Amneal closed on the sale of a wholly owned subsidiary in India to a subsidiary of Kashiv for total consideration of ₹1.0 billion, or $12.2 million. Total consideration consisted of a ₹416.2 million, or $5.0 million, cash payment at closing and the assumption of a loan payable of ₹598.6 million, or $7.2 million, payable to another subsidiary of Amneal in India. The loan payable bears interest of 11% on the unpaid principal and is due on or before December 31, 2024. The Company is permitted to offset royalties or other amounts payable to Kashiv with any overdue principal and accrued interest on the loan payable. The subsidiary’s assets and liabilities were primarily comprised of a building under construction and a note payable, respectively. The subsidiary had no business activity, other than the construction of the building. As a result of the sale, the Company recognized a pre-tax gain of $3.8 million in other income, net in its Generics segment for the three and six months ended June 30, 2024.
Refer to Note 3. Acquisitions and Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K and Note 21. Subsequent Events in this Form 10-Q for information on the Company’s other agreements with Kashiv.
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
Specialty
The Company’s Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders. On August 7, 2024, the FDA approved the Company’s new drug application for IPX203, which will be marketed under the trade name CREXONT®. CREXONT® is a combination of carbidopa and levodopa extended-release capsules, indicated for the treatment of Parkinson’s disease. The Company expects to make CREXONT® available to patients in the U.S. in September 2024.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2024	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$427,328	$104,041	$170,411	$—	$701,780
Cost of goods sold	260,903	46,142	144,788	—	451,833
Gross profit	166,425	57,899	25,623	—	249,947
Selling, general and administrative	31,627	26,610	14,642	43,583	116,462
Research and development	31,703	4,351	—	—	36,054
Intellectual property legal development expenses	1,032	10	—	—	1,042
Restructuring and other charges	53	78	—	89	220
Charges related to legal matters, net	699	—	—	—	699
Operating income (loss)	$101,311	$26,850	$10,981	$(43,672)	$95,470

Six Months Ended June 30, 2024	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$818,622	$209,275	$333,074	$—	$1,360,971
Cost of goods sold	500,825	90,942	281,197	—	872,964
Gross profit	317,797	118,333	51,877	—	488,007
Selling, general and administrative	64,712	51,806	29,549	82,990	229,057
Research and development	66,074	9,278	—	—	75,352
Intellectual property legal development expenses	1,992	34	—	—	2,026
Restructuring and other charges	53	1,024	—	613	1,690
Change in fair value of contingent consideration	—	100	—	—	100
Charges related to legal matters, net	95,058	—	—	—	95,058
Operating income (loss)	$89,908	$56,091	$22,328	$(83,603)	$84,724

Three Months Ended June 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$373,701	$96,994	$128,351	$—	$599,046
Cost of goods sold	225,189	46,512	107,324	—	379,025
Gross profit	148,512	50,482	21,027	—	220,021
Selling, general and administrative	28,040	22,759	14,015	40,756	105,570
Research and development	31,108	6,691	—	—	37,799
Intellectual property legal development expenses	801	19	—	—	820
Restructuring and other charges	—	82	—	—	82
Change in fair value of contingent consideration	—	(6,364)	—	—	(6,364)
Charges related to legal matters, net	2,017	—	—	—	2,017
Other operating income	13	—	—	—	13
Operating income (loss)	$86,533	$27,295	$7,012	$(40,756)	$80,084

Six Months Ended June 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$717,507	$188,672	$250,407	$—	$1,156,586
Cost of goods sold	455,740	89,703	212,936	—	758,379
Gross profit	261,767	98,969	37,471	—	398,207
Selling, general and administrative	55,640	45,138	26,955	79,933	207,666
Research and development	63,467	13,022	—	—	76,489
Intellectual property legal development expenses	2,425	39	—	—	2,464
Restructuring and other charges	99	82	—	411	592
Change in fair value of contingent consideration	—	(3,907)	—	—	(3,907)
(Credit) charges related to legal matters, net	(427)	—	—	2,008	1,581
Other operating income	(1,211)	—	—	—	(1,211)
Operating income (loss)	$141,774	$44,595	$10,516	$(82,352)	$114,533
(1)Operating results for the sale of Amneal products by AvKARE are included in Generics.
21. Subsequent Events
Sellers Notes and Amended New Revolving Credit Facility Repayments

During July 2024, the Company repaid, with cash on hand, outstanding principal of $16.0 million on the Sellers Notes and $24.0 million on the Amended New Revolving Credit Facility.

Omalizumab Exclusive License and Commercialization Agreement

On July 1, 2024, Kashiv and Amneal entered into an exclusive license and commercialization agreement to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing for the product, and Amneal is responsible for marketing, selling, and pricing activities. The term of the agreement is 10 years from the respective product’s launch date and automatically renews for terms of three-years unless either party provides written notification of termination.

The agreement requires the Company pay $10.0 million as an up-front amount to Kashiv as well as potential future milestone payments of up to $75.0 million, upon achieving certain developmental and regulatory achievements within agreed-upon timelines. The milestones include: (i) up to $32.5 million in developmental milestone payments, (ii) $22.5 million in regulatory approval and commercial launch milestone payments, and (iii) a $20.0 million sales-based milestone payment, which is contingent upon reaching a defined annual commercial sales volume for the product. In addition, the agreement provides for Amneal to pay a profit share up to 45% of net profits, after considering manufacturing, marketing, royalty and shipping costs.

Subsequent to June 30, 2024, the Company paid Kashiv (i) the upfront amount of $10.0 million in connection with the execution of the agreement and (ii) an additional $10.0 million related to the first developmental milestone.

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
The following discussion and analysis for the three and six months ended June 30, 2024 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.
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
On August 7, 2024, the FDA approved the Company’s new drug application for IPX203, which will be marketed under the trade name CREXONT®. CREXONT® is a combination of carbidopa and levodopa extended-release capsules, indicated for the treatment of Parkinson’s disease. The Company expects to make CREXONT® available to patients in the U.S. in September 2024.
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
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business will experience an increase in costs due to inflation of approximately $10.0 million to $15.0 million for the year ending December 31, 2024, excluding the impact of rising interest rates. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.
Results of Operations
Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$701,780	$599,046	$102,734	17.1%
Cost of goods sold	451,833	379,025	72,808	19.2%
Gross profit	249,947	220,021	29,926	13.6%
Selling, general and administrative	116,462	105,570	10,892	10.3%
Research and development	36,054	37,799	(1,745)	(4.6)%
Intellectual property legal development expenses	1,042	820	222	27.1%
Restructuring and other charges	220	82	138	nm
Change in fair value of contingent consideration	—	(6,364)	6,364	nm
Charges related to legal matters, net	699	2,017	(1,318)	(65.3)%
Other operating income	—	13	(13)	nm
Operating income	95,470	80,084	15,386	19.2%
Total other expense, net	(75,065)	(50,424)	(24,641)	48.9%
Income before income taxes	20,405	29,660	(9,255)	(31.2)%
Provision for (benefit from) income taxes	3,618	(23)	3,641	nm
Net income	$16,787	$29,683	$(12,896)	(43.4)%
nm - not meaningful
Net Revenue

Net revenue for the three months ended June 30, 2024 increased 17.1% from the prior year period primarily due to:

•Growth in our Generics segment net revenue of $53.6 million, primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $16.7 million of year-over-year growth and other new generic products that contributed $36.2 million of year-over-year growth, and strong volume growth.

•Growth in our AvKARE segment net revenue of $42.1 million, primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.

•Growth in our Specialty segment net revenue of $7.0 million, primarily driven by a $9.4 million increase in our promoted neurology portfolio, of which $3.5 million was comprised of sales of ONGENTYS®, which launched during the first quarter of 2024, and growth in our promoted endocrinology portfolio of $2.7 million, partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 19.2% for the three months ended June 30, 2024 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume and increased plant and freight costs, partially offset by efficiencies in our supply costs.

Gross profit as a percentage of net revenue decreased to 35.6% for the three months ended June 30, 2024 from 36.7% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2024 increased 10.3% as compared to the prior year period primarily due to increases in employee compensation, promotion associated with ONGENTYS® and our planned launch of IPX203, and costs associated with growth in biosimilar revenues.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2024 decreased 4.6% as compared to the prior year period primarily due to a decrease in in-licensing and upfront milestone payments of $0.7 million and operating efficiencies in our infrastructure.
Change in Fair Value of Contingent Consideration
Refer to Note 15. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $6.4 million change in the fair value of contingent consideration for the three months ended June 30, 2023 was primarily driven by a decrease in the associated forecasted revenues.
Total Other Expense, Net
Total other expense, net for the three months ended June 30, 2024 increased 48.9% as compared to the prior year period. The increase was primarily driven by a $14.9 million increase in interest expense as a result of higher rates on our variable-rate debt and an increase in the amount outstanding on our revolving credit facility and a $13.0 million increase in our tax receivable agreement liability (refer to Note 5. Income Taxes for additional information), partially offset by a gain on the sale of a subsidiary in India of $3.8 million (refer to Note 19. Related Party Transactions for additional information).
Provision For (Benefit From) Income Taxes
For the three months ended June 30, 2024, our provision for income taxes and effective tax rate were $3.6 million and 17.7%, respectively. For the three months ended June 30, 2023, the Company’s benefit from income taxes and effective tax rate were both immaterial. The period-over-period changes in the provision for income taxes and effective tax rate were primarily related to changes in the jurisdictional mix of income.

Generics
The following table sets forth results of operations for our Generics segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$427,328	$373,701	$53,627	14.4%
Cost of goods sold	260,903	225,189	35,714	15.9%
Gross profit	166,425	148,512	17,913	12.1%
Selling, general and administrative	31,627	28,040	3,587	12.8%
Research and development	31,703	31,108	595	1.9%
Intellectual property legal development expenses	1,032	801	231	28.8%
Restructuring and other charges	53	—	53	nm
Charges related to legal matters, net	699	2,017	(1,318)	(65.3)%
Other operating income	—	13	(13)	nm
Operating income	$101,311	$86,533	$14,778	17.1%
nm - not meaningful
Net Revenue
Generics net revenue for the three months ended June 30, 2024 increased 14.4% as compared to the prior year period primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $16.7 million of year-over-year growth and other new generic products that contributed $36.2 million of year-over-year growth, and strong volume growth.
Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended June 30, 2024 increased 15.9% as compared to the prior year period primarily due to costs associated with increased sales volume and increased plant and freight costs, partially offset by efficiencies in our supply costs.

Generics gross profit as a percentage of net revenue decreased to 38.9% for the three months ended June 30, 2024 from 39.7% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended June 30, 2024 increased 12.8% as compared to the prior year period primarily due to increases in employee compensation driven by infrastructure expansion and promotion associated with our biosimilars.
Research and Development
Generics R&D expenses for the three months ended June 30, 2024 increased 1.9% as compared to the prior year period primarily due to an increase in project spend of $1.0 million, partially offset by a decrease in in-licensing and upfront milestone payments.

Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$104,041	$96,994	$7,047	7.3%
Cost of goods sold	46,142	46,512	(370)	(0.8)%
Gross profit	57,899	50,482	7,417	14.7%
Selling, general and administrative	26,610	22,759	3,851	16.9%
Research and development	4,351	6,691	(2,340)	(35.0)%
Intellectual property legal development expenses	10	19	(9)	(47.4)%
Restructuring and other charges	78	82	(4)	(4.9)%
Change in fair value of contingent consideration	—	(6,364)	6,364	nm
Operating income	$26,850	$27,295	$(445)	(1.6)%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended June 30, 2024 increased 7.3% compared to the prior year period, primarily driven by a $9.4 million increase in our promoted neurology portfolio, of which $3.5 million was comprised of sales of ONGENTYS®, which launched during the first quarter of 2024, and growth in our promoted endocrinology portfolio of $2.7 million, partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended June 30, 2024 was flat compared to the prior year period, as growth in promoted products was offset by declines in our lower margin non-promoted products. Specialty gross profit as a percentage of net revenue increased to 55.7% for the three months ended June 30, 2024 as compared to 52.0% in the prior year period due to growth in our higher margin promoted products.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended June 30, 2024 increased 16.9% as compared to the prior year period primarily due to increases in promotional costs associated with ONGENTYS® and our planned launch of IPX203.
Research and Development
Specialty R&D expenses for the three months ended June 30, 2024 decreased 35.0% as compared to the prior year period primarily due to reduced project spend of $1.1 million and reduced infrastructure costs.
Change in Fair Value of Contingent Consideration
Refer to Note 15. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $6.4 million change in the fair value of contingent consideration for the three months ended June 30, 2023 was primarily driven by a decrease in the associated forecasted revenues.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase
	2024	2023	$	%
Net revenue	$170,411	$128,351	$42,060	32.8%
Cost of goods sold	144,788	107,324	37,464	34.9%
Gross profit	25,623	21,027	4,596	21.9%
Selling, general and administrative	14,642	14,015	627	4.5%
Operating income	$10,981	$7,012	$3,969	56.6%
Net Revenue
AvKARE net revenue for the three months ended June 30, 2024 increased 32.8% as compared to the prior year period primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended June 30, 2024 increased 34.9% as compared to the prior year period, and gross profit as a percentage of net revenue decreased to 15.0% for the three months ended June 30, 2024 from 16.4% in the prior year period, primarily due to the increase in sales through our lower margin distribution channel.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended June 30, 2024 increased 4.5% as compared to the prior year period primarily due to higher sales-related expenses and professional fees, partially offset by reduced logistic costs.
Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$1,360,971	$1,156,586	$204,385	17.7%
Cost of goods sold	872,964	758,379	114,585	15.1%
Gross profit	488,007	398,207	89,800	22.6%
Selling, general and administrative	229,057	207,666	21,391	10.3%
Research and development	75,352	76,489	(1,137)	(1.5)%
Intellectual property legal development expenses	2,026	2,464	(438)	(17.8)%
Restructuring and other charges	1,690	592	1,098	nm
Change in fair value of contingent consideration	100	(3,907)	4,007	nm
Charges related to legal matters, net	95,058	1,581	93,477	nm
Other operating income	—	(1,211)	1,211	nm
Operating income	84,724	114,533	(29,809)	(26.0)%
Total other expense, net	(139,841)	(94,299)	(45,542)	48.3%
(Loss) income before income taxes	(55,117)	20,234	(75,351)	nm
Provision for income taxes	9,774	645	9,129	nm
Net (loss) income	$(64,891)	$19,589	$(84,480)	nm

nm - not meaningful
Net Revenue

Net revenue for the six months ended June 30, 2024 increased 17.7% from the prior year period primarily due to:

•Growth in our Generics segment net revenue of $101.1 million, primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $41.3 million of year-over-year growth and other new generic products that contributed $55.4 million of year-over-year growth, and strong volume growth. Net revenue for the six months ended June 30, 2023 included a non-recurring customer order of $21.0 million.

•Growth in our AvKARE segment net revenue of $82.7 million, primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.

•Growth in our Specialty segment net revenue of $20.6 million, primarily driven by an $18.8 million increase in our promoted neurology portfolio, of which $7.5 million was comprised of sales of ONGENTYS®, which launched during the first quarter of 2024, and growth in our promoted endocrinology portfolio of $7.3 million, partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 15.1% for the six months ended June 30, 2024 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume and increased plant and freight costs, partially offset by efficiencies in our supply costs. Cost of goods sold for the six months ended June 30, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue increased to 35.9% for the six months ended June 30, 2024 from 34.4% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
SG&A expenses for the six months ended June 30, 2024 increased 10.3% as compared to the prior year period primarily due to increases in employee compensation, promotion associated with ONGENTYS® and our planned launch of IPX203, charges associated with our growing biosimilars, and annual fees assessed on branded prescription drug manufacturers, which are also applicable to certain of our generic products.
Research and Development
R&D expenses for the six months ended June 30, 2024 decreased 1.5% as compared to the prior year period primarily due to lower project spend of $1.4 million and operating efficiencies in our infrastructure, partially offset by an increase in in-licensing and upfront milestone payments of $2.8 million.
Change in Fair Value of Contingent Consideration
Refer to Note 15. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $3.9 million change in the fair value of contingent consideration for the six months ended June 30, 2023 was primarily driven by a decrease in the associated forecasted revenues.
Charges Related to Legal Matters, Net
For the six months ended June 30, 2024, charges related to legal matters, net of $95.1 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. Refer to Note 17. Commitments and Contingencies for additional information.
Total Other Expense, Net
Total other expense, net for the six months ended June 30, 2024 increased 48.3% as compared to the prior year period. The increase was primarily driven by a $31.3 million increase in interest expense as a result of higher rates on our variable-rate debt and an increase in the amount outstanding on our revolving credit facility and a $14.2 million increase in our tax receivable agreement liability (refer to Note 5. Income Taxes for additional information), partially offset by a gain on the sale of a subsidiary in India of $3.8 million (refer to Note 19. Related Party Transactions for additional information).
Provision For Income Taxes
For the six months ended June 30, 2024, our provision for income taxes and effective tax rate were $9.8 million and (17.7)%, respectively, as compared to a provision for income taxes and effective tax rate of $0.6 million and 3.2%, respectively, for the six months ended June 30, 2023. The period-over-period changes in the provision for income taxes and effective tax rate primarily related to changes in the jurisdictional mix of income.
Generics
The following table sets forth results of operations for our Generics segment for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$818,622	$717,507	$101,115	14.1%
Cost of goods sold	500,825	455,740	45,085	9.9%
Gross profit	317,797	261,767	56,030	21.4%
Selling, general and administrative	64,712	55,640	9,072	16.3%
Research and development	66,074	63,467	2,607	4.1%
Intellectual property legal development expenses	1,992	2,425	(433)	(17.9)%
Restructuring and other charges	53	99	(46)	(46.5)%
Charges (credit) related to legal matters, net	95,058	(427)	95,485	nm
Other operating income	—	(1,211)	1,211	nm
Operating income	$89,908	$141,774	$(51,866)	(36.6)%
nm - not meaningful
Net Revenue
Generics net revenue for the six months ended June 30, 2024 increased 14.1% as compared to the prior year period primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $41.3 million of year-over-year growth and other new generic products that contributed $55.4 million of year-over-year growth, and strong volume growth. Net revenue for the six months ended June 30, 2023 included a non-recurring customer order of $21.0 million.
Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the six months ended June 30, 2024 increased 9.9% as compared to the prior year period primarily due to costs associated with increased sales volume and increased plant and freight costs, partially offset by efficiencies in our supply costs. Cost of goods sold for the six months ended June 30, 2023 included $11.0 million associated with the non-recurring customer order discussed above.

Generics gross profit as a percentage of net revenue increased to 38.8% for the six months ended June 30, 2024 from 36.5% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the six months ended June 30, 2024 increased 16.3% as compared to the prior year period primarily due to increases in employee compensation driven by infrastructure expansion and promotion associated with our biosimilar launches and the annual fees assessed on branded prescription drug manufacturers.
Research and Development
Generics R&D expenses for the six months ended June 30, 2024 increased 4.1% as compared to the prior year period primarily due to an increase in in-licensing and upfront milestone payments of $2.8 million.

Charges (Credit) Related to Legal Matters, Net
For the six months ended June 30, 2024, charges related to legal matters, net of $95.1 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. Refer to Note 17. Commitments and Contingencies for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$209,275	$188,672	$20,603	10.9%
Cost of goods sold	90,942	89,703	1,239	1.4%
Gross profit	118,333	98,969	19,364	19.6%
Selling, general and administrative	51,806	45,138	6,668	14.8%
Research and development	9,278	13,022	(3,744)	(28.8)%
Intellectual property legal development expenses	34	39	(5)	(12.8)%
Restructuring and other charges	1,024	82	942	nm
Change in fair value of contingent consideration	100	(3,907)	4,007	nm
Operating income	$56,091	$44,595	$11,496	25.8%
nm - not meaningful
Net Revenue

Specialty net revenue for the six months ended June 30, 2024 increased 10.9% as compared to the prior year period, primarily driven by an $18.8 million increase in our promoted neurology portfolio, of which $7.5 million was comprised of sales of ONGENTYS®, which launched during the first quarter of 2024, and growth in our promoted endocrinology portfolio of $7.3 million, partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the six months ended June 30, 2024 increased 1.4% as compared to the prior year period, primarily due to growth in our promoted products, partially offset by declines in our lower margin non-promoted products. Specialty gross profit as a percentage of net revenue increased to 56.5% for the six months ended June 30, 2024 as compared to 52.5% in the prior year period due to growth in our higher margin promoted products.
Selling, General, and Administrative
Specialty SG&A expense for the six months ended June 30, 2024 increased 14.8% as compared to the prior year period primarily due to increases in promotional costs associated with ONGENTYS® and our planned launch of IPX203 and an increase in the annual fees assessed on branded prescription drug manufacturers.
Research and Development
Specialty R&D expenses for the six months ended June 30, 2024 decreased 28.8% as compared to the prior year period primarily due to reduced project spend of $1.7 million and reduced infrastructure costs.

Change in Fair Value of Contingent Consideration
Refer to Note 15. Fair Value Measurements for information about the estimation of our contingent consideration liabilities. The $3.9 million change in the fair value of contingent consideration for the six months ended June 30, 2023 was primarily driven by a decrease in the associated forecasted revenues.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase
	2024	2023	$	%
Net revenue	$333,074	$250,407	$82,667	33.0%
Cost of goods sold	281,197	212,936	68,261	32.1%
Gross profit	51,877	37,471	14,406	38.4%
Selling, general and administrative	29,549	26,955	2,594	9.6%
Operating income	$22,328	$10,516	$11,812	112.3%
Net Revenue
AvKARE net revenue for the six months ended June 30, 2024 increased 33.0% as compared to the prior year period primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the six months ended June 30, 2024 increased 32.1% as compared to the prior year period, and gross profit as a percentage of net revenue increased to 15.6% for the six months ended June 30, 2024 from 15.0% in the prior year period, primarily due to the increase in sales through our higher margin government channel, including higher margin new product introductions.
Selling, General and Administrative
AvKARE SG&A expense for the six months ended June 30, 2024 increased 9.6% as compared to the prior year period primarily due to higher sales-related expenses, partially offset by reduced logistic costs.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements (as defined and discussed in Note 16. Debt in our 2023 Annual Report on Form 10-K). We have access to $416.9 million of available capacity under the Amended New Revolving Credit Facility and $28.0 million of available capacity under the Amended Rondo Revolving Credit Facility as of June 30, 2024. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $60.0 million to $70.0 million during 2024 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology and facilities.
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts due for our Term Loan Due 2028, monthly interest and the remaining principal balance on our Term Loan Due 2025, monthly interest on our Amended New Credit Facility, and contractual payments for leased premises. Refer to Note 16. Debt, Note 18. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for additional information on our indebtedness and leases, respectively. Also refer to Note 21. Subsequent Events in this Form 10-Q.
Settlement in Principle on Nationwide Civil Prescription Opioid Litigation
In late April 2024, we reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed by Attorneys General, political subdivisions and Native American tribes. Refer to Note 17. Commitments and Contingencies for additional information.
Tax Receivable Agreement
In 2018, we entered into a tax receivable agreement (“TRA”) for which we were generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we were deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2023 Annual Report on Form 10-K), the TRA was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of both June 30, 2024 and December 31, 2023, the contingent TRA liability, including the impact of the amendment, was approximately $185.0 million.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group (as defined in Item 1. Business in the Company’s 2023 Annual Report on Form 10-K) has exchanged all of its Amneal Common Units pursuant to the Reorganization, the primary remaining factor that could increase the contingent TRA liability is an increase in the effective tax rate. Since the combined rate for federal and state and local income taxes, as of June 30, 2024, has not changed significantly since December 31, 2023, the contingent TRA liability has not changed significantly during 2024. In addition, any future payments under the TRA may create additional basis adjustments, which may result in an additional layer of depreciation and amortization allocable to the Company, resulting in additional TRA payments. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized. For further information, refer to Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K and Note 5. Income Taxes in this Form 10-Q.

Tax-Related Distributions
Prior to the Reorganization, Amneal was obligated to make tax distributions to the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”). During the six months ended June 30, 2023, the Company recorded net tax distributions to the Members of $29.7 million as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members.
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the six months ended June 30, 2024 and 2023, we made cash tax distributions of $8.9 million and $5.8 million, respectively, to the AvKARE Sellers.
Omalizumab Exclusive License and Commercialization Agreement
Subsequent to June 30, 2024, we paid Kashiv Biosciences LLC (“Kashiv”), a related party, $20.0 million in connection with an exclusive license and commercialization agreement for Amneal to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India. Refer to Note 21. Subsequent Events for additional information.
Cash Balances
As of June 30, 2024, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Net cash provided by:
Operating activities	$35,247	$128,367	$(93,120)	(72.5)%
Investing activities	(26,225)	(24,021)	(2,204)	9.2%
Financing activities	(58,241)	(25,156)	(33,085)	131.5%
Effect of exchange rate changes on cash	(266)	165	(431)	nm
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(49,485)	$79,355	$(128,840)	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash provided by operating activities was $35.2 million for the six months ended June 30, 2024 as compared to $128.4 million in the prior year period. The decrease in net operating cash flows for the six months ended June 30, 2024 as compared to the prior year period was primarily driven by (i) lower collections of outstanding accounts receivable due to timing of sales in the quarter ended December 31, 2022, which benefited the six months ended June 30, 2023 and (ii) receipt of a $21.4 million upfront payment associated with the license agreement with Orion Corporation during the six months ended June 30, 2023, partially offset by (i) increased profitability adjusted for non-cash items, (ii) lower period over period payments associated with the Opana ER® antitrust litigation settlement and (iii) favorable working capital movements.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $26.2 million as compared to $24.0 million in the prior year period. The period over period increase in net cash used in investing activities was primarily due to the payment of a sales-based milestone related to the licensing and supply agreement with mAbxience S.L. for its biosimilar candidate for Avastin® (bevacizumab), partially offset by (i) $5.0 million in proceeds from the sale of a subsidiary in India to a subsidiary of Kashiv (refer to Note 19. Related Party Transactions for additional information) and (ii) lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $58.2 million for the six months ended June 30, 2024 as compared to $25.2 million in the prior year period. The period over period increase in net cash used in financing activities was primarily due to a year over year decrease in net debt of $55.1 million (including payments on the Sellers Notes) and an increase in employee payroll tax withholding on restricted stock unit vesting, partially offset by a period over period decrease in tax distributions to non-controlling interests of $26.7 million.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K. As of June 30, 2024, there have been no material changes to the disclosure presented in our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and six months ended June 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Changes in Stockholders' (Deficiency) Equity for each of the three and six months ended June 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2024	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)