Form 10-Q
period 2024-09-30
Amneal Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2024, there were 309,844,430 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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
•our revenues are derived from the sales of a limited number of products, a substantial portion of which are through a limited number of customers;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$702,468	$620,040	$2,063,439	$1,776,626
Cost of goods sold	432,910	387,509	1,305,874	1,145,888
Gross profit	269,558	232,531	757,565	630,738
Selling, general and administrative	118,692	113,006	347,749	320,672
Research and development	61,097	41,375	136,449	117,864
Intellectual property legal development expenses	1,967	886	3,993	3,350
Restructuring and other charges	172	1,043	1,862	1,635
Change in fair value of contingent consideration	(1,030)	3,120	(930)	(787)
(Credit) charges related to legal matters, net	(149)	(2,620)	94,909	(1,039)
Other operating expense (income)	—	73	—	(1,138)
Operating income	88,809	75,648	173,533	190,181
Other (expense) income:
Interest expense, net	(65,511)	(50,909)	(196,933)	(151,081)
Foreign exchange gain (loss), net	2,274	(2,939)	815	(617)
Increase in tax receivable agreement liability	(11,327)	(677)	(26,719)	(1,908)
Other income, net	1,178	1,834	9,610	6,616
Total other expense, net	(73,386)	(52,691)	(213,227)	(146,990)
Income (loss) before income taxes	15,423	22,957	(39,694)	43,191
Provision for (benefit from) income taxes	3,666	(2,076)	13,440	(1,431)
Net income (loss)	11,757	25,033	(53,134)	44,622
Less: Net income attributable to non-controlling interests	(11,913)	(15,351)	(32,671)	(29,966)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(156)	$9,682	$(85,805)	$14,656

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$ (—)	$0.06	$(0.28)	$0.10
Diluted	$ (—)	$0.06	$(0.28)	$0.09
Weighted-average common shares outstanding:
Basic	309,647	154,219	308,685	153,363
Diluted	309,647	159,691	308,685	156,284

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$11,757	$25,033	$(53,134)	$44,622
Less: Net income attributable to non-controlling interests	(11,913)	(15,351)	(32,671)	(29,966)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(156)	9,682	(85,805)	14,656
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(2,236)	(3,086)	(2,665)	(1,029)
Unrealized loss on cash flow hedge, net of tax of $0	(34,523)	(5,292)	(19,150)	(11,250)
Reclassification of cash flow hedge to earnings, net of tax of $0	(6,587)	—	(19,618)	—
Less: Other comprehensive loss attributable to non-controlling interests	—	4,160	—	6,133
Other comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	(43,346)	(4,218)	(41,433)	(6,146)
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(43,502)	$5,464	$(127,238)	$8,510

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$74,006	$91,542
Restricted cash	4,339	7,565
Trade accounts receivable, net	748,055	613,732
Inventories	596,359	581,384
Prepaid expenses and other current assets	81,956	82,685
Related party receivables	8,579	955
Total current assets	1,513,294	1,377,863
Property, plant and equipment, net	431,020	447,574
Goodwill	598,324	598,629
Intangible assets, net	780,189	890,423
Operating lease right-of-use assets	32,872	30,329
Operating lease right-of-use assets - related party	11,473	12,954
Financing lease right-of-use assets	57,532	59,280
Other assets	36,274	55,517
Total assets	$3,460,978	$3,472,569
Liabilities and Stockholders' (Deficiency) Equity
Current liabilities:
Accounts payable and accrued expenses	$671,085	$534,662
Current portion of liabilities for legal matters	30,181	76,988
Revolving credit facility	140,000	179,000
Current portion of long-term debt, net	224,692	34,125
Current portion of operating lease liabilities	9,702	9,207
Current portion of operating lease liabilities - related party	3,327	2,825
Current portion of financing lease liabilities	3,300	2,467
Related party payables - short term	12,922	7,321
Total current liabilities	1,095,209	846,595
Long-term debt, net	2,169,607	2,386,004
Note payable - related party	—	41,447
Operating lease liabilities	26,210	24,095
Operating lease liabilities - related party	10,265	12,787
Financing lease liabilities	57,558	58,566
Related party payables - long term	26,186	11,776
Liabilities for legal matters - long term	85,479	316
Other long-term liabilities	24,144	29,679
Total long-term liabilities	2,399,449	2,564,670
Commitments and contingencies (Notes 4, 17 and 19)
Redeemable non-controlling interests	59,887	41,293
Stockholders' (Deficiency) Equity
Preferred stock, $0.01 par value, 2,000 shares authorized at both September 30, 2024 and December 31, 2023; none issued at both September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2024 and December 31, 2023; 309,770 and 306,565 shares issued at September 30, 2024 and December 31, 2023, respectively	3,098	3,066
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2024 and December 31, 2023; none issued at both September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	553,233	539,240
Stockholders' accumulated deficit	(575,981)	(490,176)
Accumulated other comprehensive loss	(73,782)	(32,349)
Total Amneal Pharmaceuticals, Inc. stockholders' (deficiency) equity	(93,432)	19,781
Non-controlling interests	(135)	230
Total stockholders' (deficiency) equity	(93,567)	20,011
Total liabilities and stockholders' (deficiency) equity	$3,460,978	$3,472,569
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(53,134)	$44,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	170,061	172,467
Unrealized foreign currency (gain) loss	(754)	1,563
Amortization of debt issuance costs and discount	2,662	6,884
Intangible asset impairment charges	920	2,036
Change in fair value of contingent consideration	(930)	(787)
Stock-based compensation	20,558	20,848
Inventory provision	63,611	56,637
Other operating charges and credits, net	(50)	6,370
Changes in assets and liabilities:
Trade accounts receivable, net	(134,031)	49,055
Inventories	(78,545)	(103,092)
Prepaid expenses, other current assets and other assets	(2,082)	24,810
Related party receivables	(483)	(1,131)
Accounts payable, accrued expenses and other liabilities	168,879	(74,685)
Related party payables	20,339	4,157
Net cash provided by operating activities	177,021	209,754
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,769)	(33,351)
Acquisition of intangible assets	(14,050)	(2,488)
Deposits for future acquisition of property, plant and equipment	(1,107)	(1,658)
Proceeds from sale of subsidiary	4,989	—
Net cash used in investing activities	(46,937)	(37,497)
Cash flows from financing activities:
Payments of deferred financing and refinancing costs	—	(542)
Payments of principal on debt, revolving credit facilities, financing leases and other	(133,383)	(151,510)
Borrowings on revolving credit facilities	48,000	110,000
Proceeds from exercise of stock options	1,003	408
Employee payroll tax withholding on restricted stock unit vesting	(7,565)	(2,222)
Tax distributions to non-controlling interests	(14,442)	(67,875)
Payment of principal on notes payable - related party	(44,200)	—
Net cash used in financing activities	(150,587)	(111,741)
Effect of foreign exchange rate on cash	(259)	(136)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,762)	60,380
Cash, cash equivalents, and restricted cash - beginning of period	99,107	35,227
Cash, cash equivalents, and restricted cash - end of period	$78,345	$95,607
Cash and cash equivalents - end of period	$74,006	$86,929
Restricted cash - end of period	4,339	8,678
Cash, cash equivalents, and restricted cash - end of period	$78,345	$95,607

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$202,914	$136,600
Cash paid, net for income taxes	$9,056	$426

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$—	$1,062
Payable for acquisition of intangible assets	$2,000	$8,500
Note receivable for sale of subsidiary - related party	$7,177	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at June 30, 2024	309,499	$3,095	$545,701	$(575,825)	$(30,436)	$(24)	$(57,489)	$53,422
Net (loss) income	—	—	—	(156)	—	(111)	(267)	12,024
Foreign currency translation adjustments	—	—	—	—	(2,236)	—	(2,236)	—
Stock-based compensation	—	—	7,112	—	—	—	7,112	—
Exercise of stock options	224	3	614	—	—	—	617	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	47	—	(194)	—	—	—	(194)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(34,523)	—	(34,523)	—
Tax distributions	—	—	—	—	—	—	—	(5,559)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,587)	—	(6,587)	—
Balance at September 30, 2024	309,770	$3,098	$553,233	$(575,981)	$(73,782)	$(135)	$(93,567)	$59,887

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(85,805)	—	(365)	(86,170)	33,036
Foreign currency translation adjustments	—	—	—	—	(2,665)	—	(2,665)	—
Stock-based compensation	—	—	20,558	—	—	—	20,558	—
Exercise of stock options	363	4	999	—	—	—	1,003	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,842	28	(7,564)	—	—	—	(7,536)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(19,150)	—	(19,150)	—
Tax distributions, net	—	—	—	—	—	—	—	(14,442)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(19,618)	—	(19,618)	—
Balance at September 30, 2024	309,770	$3,098	$553,233	$(575,981)	$(73,782)	$(135)	$(93,567)	$59,887

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited; in thousands)

	Old PubCo
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	154,050	$1,540	152,117	$1,522	$708,233	$(401,209)	$8,083	$(167,401)	$150,768	$32,106
Net income	—	—	—	—	—	9,682	—	5,858	15,540	9,493
Foreign currency translation adjustments	—	—	—	—	—	—	(1,554)	(1,532)	(3,086)	—
Stock-based compensation	—	—	—	—	6,691	—	—	—	6,691	—
Exercise of stock options	149	1	—	—	405	—	4	(2)	408	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	147	1	—	—	121	—	4	(279)	(153)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	—	—	(2,664)	(2,628)	(5,292)	—
Tax distributions	—	—	—	—	—	—	—	(10,640)	(10,640)	(4,455)
Balance at September 30, 2023	154,346	$1,542	152,117	$1,522	$715,450	$(391,527)	$3,873	$(176,624)	$154,236	$37,144

	Old PubCo
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net income	—	—	—	—	—	14,656	—	7,485	22,141	22,481
Foreign currency translation adjustments	—	—	—	—	—	—	(525)	(504)	(1,029)	—
Stock-based compensation	—	—	—	—	20,848	—	—	—	20,848	—
Exercise of stock options	149	1	—	—	405	—	4	(2)	408	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,707	27	—	—	2,568	—	76	(4,881)	(2,210)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	—	—	(5,621)	(5,629)	(11,250)	—
Tax distributions	—	—	—	—	—	—	—	(58,651)	(58,651)	(10,286)
Balance at September 30, 2023	154,346	$1,542	152,117	$1,522	$715,450	$(391,527)	$3,873	$(176,624)	$154,236	$37,144

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines, including retail generics, injectables, and biosimilars in our Generics segment and specialty branded pharmaceuticals. The Company operates principally in the United States (“U.S.”), India, and Ireland, and sells to wholesalers, distributors, hospitals, governmental agencies, chain pharmacies and individual pharmacies, either directly or indirectly. The Company is a holding company whose principal assets are 100% of the common units of Amneal Pharmaceuticals LLC (“Amneal”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024, cash flows for the nine months ended September 30, 2024 and 2023 and the results of its operations, its comprehensive (loss) income and its changes in stockholders’ (deficiency) equity for the three and nine months ended September 30, 2024 and 2023. The consolidated balance sheet data at December 31, 2023 was derived from the Company’s audited annual financial statements, but does not include all disclosures required by U.S. GAAP.
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
Reclassification
The prior period balances related to the TRA (as defined in Note 5. Income Taxes) of $0.7 million and $1.9 million, formerly included in other income, net for the three and nine months ended September 30, 2023, respectively, have been reclassified to the income statement caption increase in tax receivable agreement liability to conform to the current period presentation in the consolidated statements of operations. This reclassification did not impact total other expense, net or net income.
The prior period balance related to long-term liabilities for legal matters of $0.3 million, formerly included in other long-term liabilities as of December 31, 2023, has been reclassified to the balance sheet caption liabilities for legal matters - long term to conform to the current period presentation in the consolidated balance sheets. This reclassification did not impact total long-term liabilities or total liabilities.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
License Agreements
Refer to Note 4. Alliance and Collaboration for further information related to revenue recognition associated with license agreements.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	24%	24%	22%	24%
Customer B	14%	17%	15%	15%
Customer C	24%	21%	23%	21%
Customer D	11%	10%	10%	10%

Disaggregated Revenue
The Company’s significant therapeutic classes for its Generics and Specialty segments and sales channels for its AvKARE segment, as determined based on net revenue for the three and nine months ended September 30, 2024 and 2023, are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Generics
Anti-infective	$5,454	$7,382	$17,966	$18,648
Hormonal / allergy	132,643	126,425	363,930	357,711
Antiviral	4,371	7,150	12,544	36,221
Central nervous system	108,962	96,587	340,186	264,773
Cardiovascular system	36,420	32,459	123,629	98,108
Gastroenterology	14,467	18,858	45,391	53,127
Oncology	44,471	37,722	131,270	76,846
Metabolic disease / endocrine	8,640	11,026	29,298	35,227
Respiratory	9,459	7,832	34,002	31,783
Dermatology	19,280	17,279	58,829	53,232
Other therapeutic classes	38,670	27,270	81,263	80,974
International and other	4,508	867	7,659	1,714
Total Generics net revenue	427,345	390,857	1,245,967	1,108,364
Specialty
Hormonal / allergy	32,283	28,494	93,433	82,268
Central nervous system	73,401	61,142	203,583	180,844
License agreement (1)	2,048	—	6,527	—
Other therapeutic classes	7,906	7,668	21,370	22,864
Total Specialty net revenue	115,638	97,304	324,913	285,976
AvKARE
Distribution	101,605	81,904	327,453	248,929
Government label	41,936	32,764	113,098	87,150
Institutional	9,394	10,551	32,020	28,395
Other	6,550	6,660	19,988	17,812
Total AvKARE net revenue	159,485	131,879	492,559	382,286
Total net revenue	$702,468	$620,040	$2,063,439	$1,776,626
(1)Refer to Note 4. Alliance and Collaboration for information about revenue recognized under license agreements.
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2024 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2023	$559,334	$23,892	$136,486	$90,690
Provision related to sales recorded in the period	2,685,886	92,879	67,779	197,524
Credits/payments issued during the period	(2,807,921)	(91,369)	(56,190)	(171,822)
Balance at September 30, 2024	$437,299	$25,402	$148,075	$116,392

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
During the three and nine months ended September 30, 2024, the Company recognized $0.5 million and $1.8 million, respectively, as a reduction to R&D expense related to services performed under the Orion Agreement. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $0.9 million, respectively, as a reduction to R&D expense related to services performed under the Orion Agreement. As of September 30, 2024, deferred income of $10.3 million and $0.3 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of December 31, 2023, deferred income of $7.8 million and $4.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of September 30, 2024, no products have been supplied by Amneal under the Orion Agreement. Refer to Note 5. Alliance and Collaboration in our 2023 Annual Report on Form 10-K for additional information.
ONGENTYS® License Agreement
On December 5, 2023, the Company entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive royalty-free right to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL License Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL Agreement, the Company is responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. The BIAL Agreement also requires the Company to spend a minimum of $6.0 million in medical and marketing activities directly related to ONGENTYS® of which $4.7 million was expensed through September 30, 2024. The Company commenced distribution of ONGENTYS® in January 2024.
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
During the three and nine months ended September 30, 2024, the Company recorded net revenue of $1.0 million and $2.0 million, respectively, for payments received for a nonrefundable license fee and a regulatory milestone. The Knight License Agreement provides for potential future milestone payments totaling $9.5 million, contingent upon regulatory approval, launch dates and cumulative net sales targets by Knight. The agreement also includes low-double digit royalty payments based on net sales of IPX203.

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
In connection with the execution of the agreement, the Company was entitled to a nonrefundable license fee of €5.0 million, or $5.4 million, which was received in April 2024. Of the license fee, the Company allocated €3.2 million, or $3.5 million, to the delivery of a functional license, which was recorded as net revenue during the nine months ended September 30, 2024. In September 2024, the Company received €1.5 million, or $1.6 million for a regulatory milestone. Of the regulatory milestone, the Company allocated €1.0 million, or $1.0 million, to the delivery of a functional license, which was recorded as net revenue during the three and nine months ended September 30, 2024. In addition, the Company is eligible to receive future milestone payments totaling €70.0 million, or $78.1 million, as of September 30, 2024, from Zambon, contingent upon regulatory approval of the product, and achievement of certain annual net sales targets by Zambon. The Zambon License Agreement also includes single-digit to low-double digit royalty payments based on net sales of IPX203.
Biosimilar Licensing and Supply Agreements
Bevacizumab
On May 7, 2018, the Company entered into a licensing and supply agreement with mAbxience S.L. (“mAbxience”) for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021 and the licensing agreement was amended on March 4, 2021. Pursuant to the agreement, the Company will be the exclusive partner in the U.S. market and pay up-front, development and regulatory milestone payments and commercial milestone payments on reaching pre-agreed sales targets in the market to mAbxience, up to $78.3 million.
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
During the year ended December 31, 2023, the Company recorded R&D expense for a $2.5 million payment made upon execution of the agreement and an additional $2.5 million for a developmental milestone. During the three and nine months ended September 30, 2024, the Company recorded R&D expense of $3.5 million and $6.5 million, respectively, for clinical, development and regulatory milestones. The agreement provides for potential future milestone payments to mAbxience of up to $62.5 million as follows: (i) up to $15.0 million for regulatory approval and initial commercial launch milestones; and (ii) up to $47.5 million for the achievement of annual commercial milestones.

Collaboration to Develop and Supply Medicines for Obesity and Metabolic Diseases
On September 30, 2024, the Company and Metsera, Inc. (“Metsera”), a clinical stage biopharmaceutical company, entered into a collaboration agreement to develop and supply a new portfolio of weight loss medicines globally (the “Metsera Agreement”). The Company will serve as Metsera’s preferred supply partner for developed markets, including the United States and Europe. In addition, the Company has been granted an exclusive license to commercialize Metsera products covered under the agreement in selected emerging markets, including India and certain countries in Southeast Asia, Africa and the Middle East.
Under the terms of the Metsera Agreement, the Company will be responsible for performing certain development activities on behalf of Metsera and will receive cost plus a margin, as defined. Upon Metsera obtaining regulatory approval, the Company will manufacture commercial products on behalf of Metsera for cost plus a margin, as defined. The Company is also entitled to a tiered quarterly earn-out calculated as a low-single digit percentage of Metsera’s gross profit, as defined.
The Company plans to construct two new greenfield manufacturing facilities (the “Manufacturing Facilities”) in India; one for peptide synthesis and one for sterile fill-finish manufacturing. Metsera will contribute an agreed percentage of the construction costs, up to $100 million, subject to annual maximums, as defined. In consideration for the funding by Metsera, the Company will i.) provide a rebate on the price of each unit of commercial injectable product produced by the Company and purchased by Metsera and ii.) provide a payment to Metsera for each unit of commercial product manufactured on behalf of itself or third parties using the Manufacturing Facilities, in aggregate up to the amount funded by Metsera for construction costs.
The initial term of the Metsera Agreement is seven years from the first commercial sale. Metsera has the sole right to renew the agreement for an additional 5-year period. Following this initial renewal, the agreement may be extended by mutual written consent.
The Metsera Agreement did not have a material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2024.
Agreements with Kashiv Biosciences, LLC
For details on the Company’s related party agreements with Kashiv Biosciences, LLC (“Kashiv”), refer to Note 19. Related Party Transactions in this Form 10-Q and Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K.
5. Income Taxes
For the three months ended September 30, 2024, the Company’s provision for income taxes and effective tax rate were $3.7 million and 23.8%, respectively, as compared to a benefit from income taxes and effective tax rate of $(2.1) million and (9.0)%, respectively, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company’s provision for income taxes and effective tax rate were $13.4 million and (33.9)%, respectively, as compared to a benefit from income taxes and effective tax rate of $(1.4) million and (3.3)%, respectively, for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the period-over-period changes in the provision for income taxes were primarily related to changes in the jurisdictional mix of income and a discrete Indian tax benefit of approximately $2.9 million from the utilization of a loss carryforward during the three months ended September 30, 2023.
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

The Company established a valuation allowance on its DTAs based upon all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through September 30, 2024. As a result of the losses through September 30, 2024, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of September 30, 2024 and December 31, 2023, this valuation allowance was $564.5 million and $566.5 million, respectively, and reduced the carrying value of these gross DTAs to zero.
In 2018, the Company entered into a tax receivable agreement (“TRA”) for which it was generally required to pay the holders of Amneal common units, on a one-to-one basis, 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal common units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal common units for shares of Class A common stock of the Company prior to the Reorganization (as defined in Note 1. Nature of Operations in our 2023 Annual Report on Form 10-K) and (ii) tax benefits attributable to payments made under the TRA. In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the accrued TRA liability of $192.8 million during 2019. As part of the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the tax benefits subject to the TRA to 75% of such realized benefits. This agreement will not cause the acceleration of payments under the TRA.
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to the TRA; therefore, as of September 30, 2024 and December 31, 2023, the Company has not recognized the contingent liability under the TRA related to the tax savings it may realize from common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amounted to approximately $185.0 million at September 30, 2024 and December 31, 2023) will be recorded through charges in the Company’s consolidated statements of operations.
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
Although the DTAs were not determined to be realizable as of September 30, 2024 and December 31, 2023, the Company assessed that a TRA liability of $30.4 million and $3.8 million at those dates, respectively, had become probable. For the three months ended September 30, 2024 and 2023, the Company recorded expenses associated with the TRA of $11.3 million and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded expenses associated with the TRA of $26.7 million and $1.9 million, respectively. In future periods, the Company will continue to evaluate whether any future TRA payments become probable and can be estimated and, if so, an estimate of payment will be accrued. Refer to Note 19. Related Party Transactions for the current and long-term portions of the TRA liability as of September 30, 2024 and December 31, 2023.
Any future recognition of these TRA liabilities will be recorded through charges in the Company’s consolidated statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $30.4 million accrued as of September 30, 2024. Should the Company determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and, if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
The Company continuously monitors government proposals to make changes to tax laws, including proposed legislation in certain foreign jurisdictions resulting from the adoption of the Organization for Economic Cooperation and Development (“OECD”) policies (refer to Note 7. Income Taxes in the Company’s 2023 Annual Report on Form 10-K). The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate of at least 15%. Legislation for the “Pillar Two” proposal, applying to the Company, has been enacted in Ireland, and it is effective with the financial year beginning on January 1, 2024. As the tax rates of the other jurisdictions in which the Company operates exceed 15%, the Company does not believe there is any potential additional exposure besides in Ireland.
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
Basic (loss) earnings per share of the Company’s Class A common stock is computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) income per share of Class A common stock is computed by dividing net (loss) income attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding, adjusted to give effect to potentially dilutive securities. The weighted-average number of shares of Class A common stock for all periods prior to the Reorganization includes shares of Old PubCo Class A common stock.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(156)	$9,682	$(85,805)	$14,656
Denominator:
Weighted-average shares outstanding - basic	309,647	154,219	308,685	153,363
Effect of dilutive securities:
Stock options	—	534	—	178
Restricted stock units	—	4,052	—	2,448
Performance stock units	—	886	—	295
Weighted-average shares outstanding - diluted	309,647	159,691	308,685	156,284
Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$ (—)	$0.06	$(0.28)	$0.10
Diluted	$ (—)	$0.06	$(0.28)	$0.09
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
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of Class A common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Stock options	2,054	(1)	432	(2)	2,054	(1)	432	(2)
Restricted stock units	10,059	(1)	—		10,059	(1)	—
Performance stock units	7,609	(1)	4,636	(3)	7,609	(1)	4,636	(3)
Shares of Old PubCo Class B common stock	—		152,117	(4)	—		152,117	(4)
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
7. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Gross accounts receivable	$1,213,417	$1,199,980
Allowance for credit losses	(2,661)	(3,022)
Contract charge-backs and sales volume allowances	(437,299)	(559,334)
Cash discount allowances	(25,402)	(23,892)
Subtotal	(465,362)	(586,248)
Trade accounts receivable, net	$748,055	$613,732
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	September 30, 2024	December 31, 2023
Customer A	35%	40%
Customer B	30%	24%
Customer C	19%	22%
8. Inventories
Inventories were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$211,626	$217,744
Work in process	61,689	59,563
Finished goods	323,044	304,077
Total inventories	$596,359	$581,384

9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Deposits and advances	$3,251	$2,200
Prepaid insurance	9,953	8,334
Prepaid regulatory fees	5,159	6,331
Income and other tax receivables	16,250	13,168
Prepaid taxes	5,977	11,899
Other current receivables	7,855	9,929
Chargebacks receivable (1)	5,488	7,876
Other prepaid assets	28,023	22,948
Total prepaid expenses and other current assets	$81,956	$82,685
(1)When a sale occurs on a contract item in the Company’s AvKARE segment, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback receivable and a reduction to cost of goods sold in the same period as the related sale.
10. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Generics	Specialty	AvKARE	Total
Balance as of December 31, 2022	$163,076	$366,312	$69,465	$598,853
Currency translation	(224)	—	—	(224)
Balance as of December 31, 2023	162,852	366,312	69,465	598,629
Currency translation	(305)	—	—	(305)
Balance as of September 30, 2024	$162,547	$366,312	$69,465	$598,324
Intangible assets as of September 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	September 30, 2024				December 31, 2023
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	7.0	$1,553,009	$(815,238)	$737,771	$1,198,971	$(703,297)	$495,674
Other intangible assets	2.8	111,800	(83,682)	28,118	111,800	(72,896)	38,904
Subtotal		1,664,809	(898,920)	765,889	1,310,771	(776,193)	534,578
In-process research and development		14,300	—	14,300	355,845	—	355,845
Total intangible assets		$1,679,109	$(898,920)	$780,189	$1,666,616	$(776,193)	$890,423
Amortization expense related to intangible assets for the three months ended September 30, 2024 and 2023 was $43.3 million and $40.6 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2024 and 2023 was $123.3 million and $122.5 million, respectively.

The following table presents future amortization expense for the next five years and thereafter, excluding $14.3 million of in-process research and development (“IPR&D”) intangible assets (in thousands):

Future Amortization
Remainder of 2024	$50,296
2025	162,768
2026	115,150
2027	94,650
2028	75,108
2029	68,072
Thereafter	199,845
Total	$765,889
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
On August 7, 2024, the FDA approved the Company’s new drug application for CREXONT® (combination of carbidopa and levodopa extended release capsules), previously referred to as IPX203. The Company began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, in September 2024. Upon FDA approval, the Company reclassified the related IPR&D intangible asset of $341.5 million to product rights intangible assets. Pursuant to Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, the Company performed the necessary fair value test required for reclassifying an indefinite-lived intangible asset to a finite-lived intangible asset and concluded that the CREXONT® intangible asset was not impaired. The Company began amortizing the CREXONT® intangible asset to cost of goods sold over its expected economic life, commencing with the first sale of CREXONT® in September 2024.

11. Other Assets

Other assets were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Interest rate swap (1)	$17,939	$37,089
Security deposits	3,679	3,602
Long-term prepaid expenses	4,699	3,273
Deferred revolving credit facility costs	3,164	4,427
Other long term assets	6,793	7,126
Total	$36,274	$55,517

(1)Refer to Note 15. Fair Value Measurements and Note 16. Financial Instruments for information about the Company’s interest rate swap.

12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$235,000	$143,572
Accrued returns allowance (1)	148,075	136,486
Accrued compensation	64,900	71,122
Accrued Medicaid and commercial rebates (1)	116,392	90,690
Accrued royalties	26,102	23,342
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	16,263	11,005
Accrued other	54,127	48,219
Total accounts payable and accrued expenses	$671,085	$534,662
(1)Refer to Note 3. Revenue Recognition for a rollforward of the balance from December 31, 2023 to September 30, 2024.
13. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2023, except as disclosed below. Refer to Note 16. Debt in the Company’s 2023 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
Term Loans
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	September 30, 2024	December 31, 2023
Term Loan Due May 2025	$191,979	$191,979
Term Loan Due May 2028	2,307,553	2,351,647
Total debt	2,499,532	2,543,626
Less: debt issuance costs	(105,233)	(123,497)
Total debt, net of debt issuance costs	2,394,299	2,420,129
Less: current portion of long-term debt	(224,692)	(34,125)
Total long-term debt, net	$2,169,607	$2,386,004
Revolving Credit Facilities
During the nine months ended September 30, 2024, the Company (i) borrowed $20.0 million and repaid $59.0 million under the Amended New Revolving Credit Facility and (ii) borrowed and repaid $28.0 million under the Amended Rondo Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, $140.0 million and $179.0 million, respectively, was outstanding on the Amended New Revolving Credit Facility.
Note Payable - Related Party
During the nine months ended September 30, 2024, the Company repaid principal of $44.2 million and interest of $10.0 million associated with the Sellers Notes from cash on hand. As of September 30, 2024, the Sellers Notes and accrued interest have been fully repaid. The Sellers Notes, net of unamortized discount, were included in notes payable-related party and accrued interest was included in related party payables-short term and long-term as of December 31, 2023. Refer to Note 19. Related Party Transactions for accrued interest on the Sellers Notes.

14. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Uncertain tax positions	$526	$497
Long-term compensation	18,098	21,283
Contingent consideration	—	433
Other long-term liabilities	5,520	7,466
Total other long-term liabilities	$24,144	$29,679
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurement Based on
September 30, 2024	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$17,939	$—	$17,939	$—
Liabilities
Deferred compensation plan liabilities (2)	$8,560	$—	$8,560	$—

December 31, 2023
Assets
Interest rate swap (1)	$37,089	$—	$37,089	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,100	$—	$9,100	$—

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
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2024.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	September 30, 2024	December 31, 2023
Term Loan Due 2025	$192,219	$190,779
Term Loan Due 2028	$2,339,282	$2,328,130
Sellers Notes	$—	$41,033
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the nine months ended September 30, 2024 and 2023.
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
During the three and nine months ended September 30, 2024, the Company reclassified a gain of $6.6 million and $19.6 million, respectively, from accumulated other comprehensive loss to interest expense, net. Approximately $7.6 million of net gains included in accumulated other comprehensive loss as of September 30, 2024 are expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive loss occurs.
As of September 30, 2024, the total loss, net of income taxes, related to the Company’s cash flow hedge of $5.0 million, was recognized in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2024		December 31, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$17,939	Other Assets	$37,089
17. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments and other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 4. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 19. Related Party Transactions for additional information.

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
For the three and nine months ended September 30, 2024, (credit) charges related to legal matters, net were $(0.1) million and $94.9 million, respectively. For the nine months ended September 30, 2024, charges related to legal matters, net were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). For the three months ended September 30, 2023, credit related to legal matters, net of $2.6 million was primarily related to a $5.5 million gain from the settlement of patent infringement matters, partially offset by a $3.0 million charge for the settlement of a customer claim. For the nine months ended September 30, 2023, credit related to legal matters, net of $1.0 million was primarily comprised of $10.0 million from the settlement of patent infringement matters, partially offset by $4.1 million in charges associated with prescription opioid litigation, a $3.0 million charge for the settlement of a customer claim, and a $1.9 million charge for the settlement of a stockholder derivative lawsuit.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	September 30, 2024	December 31, 2023
Opana ER® antitrust litigation	$—	$50,000
Opana ER® antitrust litigation-accrued interest	—	2,347
Civil prescription opioid litigation	29,762	21,189
Other	419	3,452
Current portion of liabilities for legal matters	$30,181	$76,988

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$85,479	$316
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
United States Department of Justice Investigations

On May 15, 2023, Amneal received a Civil Investigative Demand (“CID”) from the Civil Division of the United States Department of Justice (the “Civil Division”) requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only” after the reference listed drug’s label was converted to over-the-counter. In October 2024, the Company received supplemental CIDs seeking additional information related to the same subject matter. The Company is continuing to cooperate with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
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
Fact discovery is underway in MDL No. 2724 and in the State Attorneys General cases naming the Company as a defendant. Expert discovery is underway in Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS. In Connecticut, et al. v. Sandoz, Inc. et al., the Court set deadlines for Motions for Summary Judgment, with defendants’ joint motions due in November 2024 and defendant-specific motions due in July 2025. In the MDL, the Court set a deadline of December 31, 2024 for defendants to respond to certain complaints, and ordered that trials for the first MDL cases chosen for bellwether treatment, none of which name the Company or Impax as defendants, will begin August 8, 2025.
On June 3, 2020, the Company and Impax were named in a complaint filed in the Federal Court of Canada in Toronto, Ontario, making similar claims on behalf of a putative class of individuals who purchased generic drugs in the private sector. See Kathryn Eaton v. Teva Canada Limited, et. al., No. T-607-20. On August 29, 2024, the action was discontinued against the Company and Impax, without prejudice to the plaintiff’s right to seek discovery from the Company and Impax in their capacity as third parties to the action.
Civil Prescription Opioid Litigation
The Company is named in over 900 state and federal cases relating to the sale of prescription opioid pain relievers. Plaintiffs are political subdivisions, schools, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804, USDC N.D. OH. The Company also is named in state court cases pending in seven states. There are no firm trial dates in those state-court cases except in Texas (Dallas County), where the current January 31, 2025 trial-ready date will be reset to a firm September 2025 trial date.
The Company has received a subpoena from the New York Attorney General, a subpoena from the Maryland Attorney General, and a CID issued by the Alaska Attorney General all seeking information regarding its business concerning opioid-containing products. The Company has cooperated and continues to cooperate with these requests.
In 2023, the Company reached settlements with the New Mexico Attorney General and West Virginia political subdivisions and a settlement in principle with a group of private hospitals in Alabama. In late April 2024, the Company reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. The settlement in principle is subject to execution of a definitive settlement agreement. The settlement would be payable over ten years. Under the settlement in principle, the Company would agree to pay $92.5 million in cash and provide $180.0 million (valued at $125/twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $45.0 million) in cash during the last four years of the ten years payment term, which could increase the total amount of cash the Company would agree to pay up to $137.5 million.
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of September 30, 2024 was $115.2 million, of which $85.5 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement is finalized. As of December 31, 2023, the Company had a liability of $21.5 million related to its prescription opioid litigation, of which $0.3 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of September 30, 2024 or December 31, 2023, because it concluded that a loss was not probable and estimable.
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

On March 14, 2019, Amneal received a subpoena from an Assistant U.S. Attorney for the Southern District of Florida (the “AUSA”). The subpoena requested information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company is cooperating with the AUSA regarding the subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company is cooperating with the request and providing responsive information. It is not possible to determine the exact outcome of this investigation.

Ranitidine Litigation

The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL Court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. Plaintiffs’ reply brief was filed November 8, 2024. The briefing also addresses the MDL Court’s December 6, 2022 exclusion of plaintiff’s general causation experts.

The Company has also been named in state court cases in four states. The Company has filed motions to dismiss those cases. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all such cases in which the Company had been named, holding all claims preempted. There are no trial dates involving the Company in any of the state court cases.
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

Guaifenesin Litigation

On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.). The complaint purports to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint seeks damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. The Company’s deadline to respond to the complaint, by motion or answer, is December 16, 2024.
18. Stockholders’ Equity and Redeemable Non-Controlling Interests
Effective with the Reorganization on November 7, 2023, the Company holds 100% of the Amneal Common Units.
In connection with the Reorganization, the Company amended and restated its certificate of incorporation. The voting rights, dividend rights and participation rights of holders of Class A common stock of the Company did not materially change as a result of the amendment. There were no shares of Class B common stock of the Company outstanding as of September 30, 2024 and December 31, 2023.
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
Prior to the Reorganization, Amneal was obligated to make tax distributions to the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”). During the three and nine months ended September 30, 2023, the Company recorded net tax distributions to the Members of $10.6 million and $58.7 million, respectively, as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members.
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

The Company attributes 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption probable. For the three and nine months ended September 30, 2024, the Company recorded tax distributions of $5.6 million and $14.4 million, respectively, as a reduction of redeemable non-controlling interests. For the three and nine months ended September 30, 2023, the Company recorded tax distributions of $4.5 million and $10.3 million, respectively, as a reduction of redeemable non-controlling interests.
Changes in Accumulated Other Comprehensive (Loss) Income by Component (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive (loss) income
Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
Other comprehensive loss before reclassification	(2,665)	(19,150)	(21,815)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(19,618)	(19,618)
Balance September 30, 2024	$(68,737)	$(5,045)	$(73,782)

Balance December 31, 2022	$(32,382)	$42,321	$9,939
Other comprehensive loss before reclassification	(525)	(5,621)	(6,146)
Reallocation of ownership interests	(300)	380	80
Balance September 30, 2023	$(33,207)	$37,080	$3,873

19. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and nine months ended September 30, 2024, there were no material changes to our related party agreements or relationships as described in Note 24. Related Party Transactions and Note 22. Stockholders’ Equity in our 2023 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2024	2023	2024	2023
Kashiv Biosciences LLC
Sale of subsidiary - gain on sale	Other income, net	$—	$—	$(3,760)	$—
Sale of subsidiary - interest income on loan receivable	Interest expense, net	$(198)	$—	$(330)	$—
Parking space lease	Research and development	$25	$25	$75	$75
Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$—	$(75)	$—	$(25)
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$3,021	$844	$11,741	$988
Storage agreement	Research and development	$(63)	$(18)	$(189)	$(100)
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$2,783	$90	$6,425	$590
Generic development supply agreement - research and development material	Research and development	$(633)	$(2,209)	$(681)	$(2,209)
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses and net revenue	$—	$(246)	$(422)	$(246)
Development and commercialization agreement - Long-acting injectable	Research and development	$—	$—	$500	$—
Development and commercialization agreement - Omaluzimab	Research and development	$20,000	$—	$20,000	$—

Other Related Parties
Sellers Notes - interest expense	Interest expense, net	$266	$—	$9,986	$—
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$592	$1,776	$1,750
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$324	$314	$962	$933
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$4,689	$5,528	$14,910	$11,095
Tracy Properties LLC - operating lease	Selling, general and administrative	$98	$258	$462	$521
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$3,771	$2,588	$9,016	$5,132
AvPROP, LLC - operating lease	Selling, general and administrative	$45	$44	$139	$134
Avtar Investments, LLC - consulting services	Research and development	$66	$70	$195	$267
Alkermes	Inventory and cost of goods sold	$83	$232	$189	$322
R&S Solutions - logistics services	Selling, general and administrative	$—	$46	$—	$86
Members - tax receivable agreement (TRA liability)	Increase in tax receivable agreement liability	$11,327	$677	$26,719	$1,908

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	September 30, 2024	December 31, 2023
Kashiv - sale of subsidiary, including interest	$7,474	$—
Kashiv - various agreements	1,096	954
Alkermes	7	1
AzaTech Pharma LLC - supply agreement	2	—
Related party receivables - short term	$8,579	$955

Kashiv - various agreements	$5,309	$3,179
Apace Packaging, LLC - packaging agreement	1,335	1,091
AzaTech Pharma LLC - supply agreement	1,923	1,958
Avtar Investments LLC - consulting services	64	100
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	—	442
Members - tax receivable agreement	4,289	549
Alkermes Plc	2	2
Related party payables - short term	$12,922	$7,321

Kashiv - contingent consideration	$—	$430
Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	—	8,139
Members - tax receivable agreement	26,186	3,207
Related party payables - long term	$26,186	$11,776
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
No amounts were paid or recognized during the three and nine months ended September 30, 2024 pursuant to this amendment.

Long-Acting Injectable License and Supply Agreement
In December 2022, Amneal and Kashiv entered into a development supply agreement specific to four generic product candidates. Amneal is responsible for manufacturing batch products and performing certain developmental activities on behalf of Kashiv. Kashiv, as owner of the intellectual property, is responsible for regulatory filings, obtaining FDA approval, marketing, selling, and pricing activities. Pursuant to the terms of the development supply agreement, Amneal is eligible to earn up to $2.4 million related to the aforementioned services.

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

During the nine months ended September 30, 2024, the Company recorded R&D expense of $0.5 million, for payment made upon execution of the license and supply agreement (none for the three months ended September 30, 2024). The agreement provides for potential future milestone payments to Kashiv of up to $35.0 million as follows: (i) up to $10.0 million relating to developmental milestones; (ii) up to $20.0 million for U.S. regulatory approval and initial commercial launch milestones; and (iii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs.
Sale of Subsidiary
On April 30, 2024, Amneal closed on the sale of a wholly owned subsidiary in India to a subsidiary of Kashiv for total consideration of ₹1.0 billion, or $12.2 million. Total consideration consisted of a ₹416.2 million, or $5.0 million, cash payment at closing and the assumption of a loan payable of ₹598.6 million, or $7.2 million, payable to another subsidiary of Amneal in India. The loan payable bears interest of 11% on the unpaid principal and is due on or before December 31, 2024. The Company is permitted to offset royalties or other amounts payable to Kashiv with any overdue principal and accrued interest on the loan payable. The subsidiary’s assets and liabilities were primarily comprised of a building under construction and a note payable, respectively. The subsidiary had no business activity, other than the construction of the building. As a result of the sale, the Company recognized a pre-tax gain of $3.8 million in other income, net in its Generics segment for the nine months ended September 30, 2024.
Omalizumab Exclusive License and Commercialization Agreement

On July 1, 2024, Kashiv and Amneal entered into an exclusive license and commercialization agreement to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing for the product, and Amneal is responsible for marketing, selling, and pricing activities. The term of the agreement is 10 years from the respective product’s launch date and automatically renews for terms of three years unless either party provides written notification of termination.

The agreement requires the Company pay $10.0 million as an up-front amount to Kashiv and potential future milestone payments of up to $75.0 million, upon achieving certain developmental and regulatory achievements within agreed-upon timelines. The milestones include: (i) up to $32.5 million in developmental milestone payments, (ii) $22.5 million in regulatory approval and commercial launch milestone payments, and (iii) a $20.0 million sales-based milestone payment, which is contingent upon reaching a defined annual commercial sales volume for the product. In addition, the agreement provides for Amneal to pay a profit share up to 45% of net profits, after considering manufacturing, marketing, royalty and shipping costs.

During the three and nine months ended September 30, 2024, the Company expensed amounts paid to Kashiv for: (i) the upfront amount of $10.0 million in connection with the execution of the agreement and (ii) an additional $10.0 million related to the first developmental milestone.
Refer to Note 3. Acquisitions and Note 24. Related Party Transactions in the Company’s 2023 Annual Report on Form 10-K for information on the Company’s other agreements with Kashiv.
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
Specialty
The Company’s Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders. On August 7, 2024, the FDA approved the Company’s new drug application for CREXONT®

(combination of carbidopa and levodopa extended release capsules), previously referred to as IPX203. We began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, in September 2024.
AvKARE
The Company’s AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on offering 340b-qualified entities products to provide consistency in care and pricing. Operating results for the sale of Amneal products by AvKARE are included in the Generics reportable segment.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2024	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$427,345	$115,638	$159,485	$—	$702,468
Cost of goods sold	249,342	52,342	131,226	—	432,910
Gross profit	178,003	63,296	28,259	—	269,558
Selling, general and administrative	30,951	27,723	15,145	44,873	118,692
Research and development	57,099	3,998	—	—	61,097
Intellectual property legal development expenses	1,786	181	—	—	1,967
Restructuring and other charges	17	—	—	155	172
Change in fair value of contingent consideration	—	(1,030)	—	—	(1,030)
Credit related to legal matters, net	(149)	—	—	—	(149)
Operating income (loss)	$88,299	$32,424	$13,114	$(45,028)	$88,809

Nine Months Ended September 30, 2024	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,245,967	$324,913	$492,559	$—	$2,063,439
Cost of goods sold	750,167	143,284	412,423	—	1,305,874
Gross profit	495,800	181,629	80,136	—	757,565
Selling, general and administrative	95,663	79,529	44,694	127,863	347,749
Research and development	123,173	13,276	—	—	136,449
Intellectual property legal development expenses	3,778	215	—	—	3,993
Restructuring and other charges	70	1,024	—	768	1,862
Change in fair value of contingent consideration	—	(930)	—	—	(930)
Charges related to legal matters, net	94,909	—	—	—	94,909
Operating income (loss)	$178,207	$88,515	$35,442	$(128,631)	$173,533

Three Months Ended September 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$390,857	$97,304	$131,879	$—	$620,040
Cost of goods sold	236,268	45,551	105,690	—	387,509
Gross profit	154,589	51,753	26,189	—	232,531
Selling, general and administrative	33,538	22,756	14,313	42,399	113,006
Research and development	35,103	6,272	—	—	41,375
Intellectual property legal development expenses	815	71	—	—	886
Restructuring and other charges	112	931	—	—	1,043
Change in fair value of contingent consideration	—	3,120	—	—	3,120
Credit related to legal matters, net	(2,500)	—	—	(120)	(2,620)
Other operating expense	73	—	—	—	73
Operating income (loss)	$87,448	$18,603	$11,876	$(42,279)	$75,648

Nine Months Ended September 30, 2023	Generics (1)	Specialty	AvKARE (1)	Corporate and Other	Total Company
Net revenue	$1,108,364	$285,976	$382,286	$—	$1,776,626
Cost of goods sold	692,008	135,254	318,626	—	1,145,888
Gross profit	416,356	150,722	63,660	—	630,738
Selling, general and administrative	89,178	67,894	41,268	122,332	320,672
Research and development	98,570	19,294	—	—	117,864
Intellectual property legal development expenses	3,240	110	—	—	3,350
Restructuring and other charges	211	1,013	—	411	1,635
Change in fair value of contingent consideration	—	(787)	—	—	(787)
(Credit) charges related to legal matters, net	(2,927)	—	—	1,888	(1,039)
Other operating income	(1,138)	—	—	—	(1,138)
Operating income (loss)	$229,222	$63,198	$22,392	$(124,631)	$190,181
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
The following discussion and analysis for the three and nine months ended September 30, 2024 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.
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
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes RYTARY® (extended release oral capsule formulation of carbidopa-levodopa), CREXONT® (combination of carbidopa and levodopa extended release capsules), UNITHROID® (levothyroxine sodium), and ONGENTYS® (opicapone). RYTARY® is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. On August 7, 2024, the FDA approved our new drug application for CREXONT®, previously referred to as IPX203. We began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, in September 2024. UNITHROID®, indicated for the treatment of hypothyroidism, is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc. ONGENTYS® is an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes, which we commenced selling in early 2024 under a license agreement with BIAL-Portela & Ca., S.A.
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
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business will experience an increase in costs due to inflation of approximately $10.0 million to $15.0 million for the year ending December 31, 2024, excluding the impact of interest rates. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.
Results of Operations
Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$702,468	$620,040	$82,428	13.3%
Cost of goods sold	432,910	387,509	45,401	11.7%
Gross profit	269,558	232,531	37,027	15.9%
Selling, general and administrative	118,692	113,006	5,686	5.0%
Research and development	61,097	41,375	19,722	47.7%
Intellectual property legal development expenses	1,967	886	1,081	122.0%
Restructuring and other charges	172	1,043	(871)	(83.5)%
Change in fair value of contingent consideration	(1,030)	3,120	(4,150)	nm
Credit related to legal matters, net	(149)	(2,620)	2,471	(94.3)%
Other operating expense	—	73	(73)	(100.0)%
Operating income	88,809	75,648	13,161	17.4%
Total other expense, net	(73,386)	(52,691)	(20,695)	39.3%
Income before income taxes	15,423	22,957	(7,534)	(32.8)%
Provision for (benefit from) income taxes	3,666	(2,076)	5,742	nm
Net income	$11,757	$25,033	$(13,276)	(53.0)%
nm - not meaningful

Net Revenue

Net revenue for the three months ended September 30, 2024 increased 13.3% from the prior year period, primarily due to:

•Growth in our Generics segment net revenue of $36.5 million, primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $5.7 million of year-over-year growth and other new generic products that contributed $34.8 million of year-over-year growth.

•Growth in our AvKARE segment net revenue of $27.6 million, primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.

•Growth in our Specialty segment net revenue of $18.3 million, primarily driven by a $16.8 million increase in our promoted Parkinson’s franchise, of which $4.3 million was comprised of sales of ONGENTYS®, which launched in January 2024, and initial sales of CREXONT®, which launched in September of 2024. Additionally, growth in our promoted endocrinology portfolio of $3.8 million was partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 11.7% for the three months ended September 30, 2024 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume, increased plant and freight costs, and an increased inventory provision, partially offset by efficiencies in our supply costs.

Gross profit as a percentage of net revenue increased to 38.4% for the three months ended September 30, 2024 from 37.5% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2024 increased 5.0% as compared to the prior year period, primarily due to increases in employee compensation and promotion associated with ONGENTYS® and CREXONT®.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2024 increased 47.7% as compared to the prior year period, primarily due to an increase in in-licensing and upfront milestone payments of $23.8 million, including $20.0 million associated with our exclusive license of Omalizumab (refer to Note 19. Related Party Transactions for additional information), partially offset by operating efficiencies in our infrastructure.
Change in Fair Value of Contingent Consideration
The $4.2 million decrease in the change in fair value of contingent consideration for the three months ended September 30, 2024 was primarily driven by a decrease in the associated forecasted revenues.
Credit Related to Legal Matters, Net
Credit related to legal matters, net was immaterial for the three months ended September 30, 2024. For the three months ended September 30, 2023, credit related to legal matters, net of $2.6 million primarily related to a $5.5 million gain from the settlement of patent infringement matters, partially offset by a $3.0 million charge for the settlement of a customer claim. Refer to Note 17. Commitments and Contingencies for additional information.
Total Other Expense, Net
Total other expense, net for the three months ended September 30, 2024 increased 39.3% as compared to the prior year period. The increase was primarily driven by a $14.6 million increase in interest expense as a result of higher rates on our variable-rate debt and an increase in the amount outstanding on our revolving credit facility and a $10.7 million increase in our tax receivable agreement liability (refer to Note 5. Income Taxes for additional information), partially offset by a gain resulting from favorable period-over-period foreign exchange rates primarily driven by the Euro.
Provision For (Benefit From) Income Taxes
For the three months ended September 30, 2024, our provision for income taxes and effective tax rate were $3.7 million and 23.8%, respectively. For the three months ended September 30, 2023, the Company’s benefit from income taxes and effective tax rate were $(2.1) million and (9.0)%, respectively. The period-over-period changes in the provision for income taxes and effective tax rate were primarily related to changes in the jurisdictional mix of income and a discrete Indian tax benefit of approximately $2.9 million from the utilization of a loss carryforward during the three months ended September 30, 2023.
Generics
The following table sets forth results of operations for our Generics segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$427,345	$390,857	$36,488	9.3%
Cost of goods sold	249,342	236,268	13,074	5.5%
Gross profit	178,003	154,589	23,414	15.1%
Selling, general and administrative	30,951	33,538	(2,587)	(7.7)%
Research and development	57,099	35,103	21,996	62.7%
Intellectual property legal development expenses	1,786	815	971	119.1%
Restructuring and other charges	17	112	(95)	(84.8)%
Credit related to legal matters, net	(149)	(2,500)	2,351	(94.0)%
Other operating expense	—	73	(73)	(100.0)%
Operating income	$88,299	$87,448	$851	1.0%
Net Revenue
Generics net revenue for the three months ended September 30, 2024 increased 9.3% as compared to the prior year period, primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $5.7 million of year-over-year growth and other new generic products that contributed $34.8 million of year-over-year growth.
Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the three months ended September 30, 2024 increased 5.5% as compared to the prior year period, primarily due to costs associated with increased sales volume and increased plant and freight costs, partially offset by efficiencies in our supply costs.

Generics gross profit as a percentage of net revenue increased to 41.7% for the three months ended September 30, 2024 from 39.6% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the three months ended September 30, 2024 decreased 7.7% as compared to the prior year period, primarily due to reduced legal fees, partially offset by increases in employee compensation.
Research and Development
Generics R&D expenses for the three months ended September 30, 2024 increased 62.7% as compared to the prior year period, primarily due to an increase in in-licensing and upfront milestone payments of $23.8 million, including $20.0 million associated with our exclusive license of Omalizumab (refer to Note 19. Related Party Transactions for additional information), partially offset by operating efficiencies in our infrastructure.
Credit Related to Legal Matters, Net

Credit related to legal matters, net was immaterial for the three months ended September 30, 2024. For the three months ended September 30, 2023, credit related to legal matters, net of $2.5 million primarily related to a $5.5 million gain from the settlement of patent infringement matters, partially offset by a $3.0 million charge for the settlement of a customer claim. Refer to Note 17. Commitments and Contingencies for additional information.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$115,638	$97,304	$18,334	18.8%
Cost of goods sold	52,342	45,551	6,791	14.9%
Gross profit	63,296	51,753	11,543	22.3%
Selling, general and administrative	27,723	22,756	4,967	21.8%
Research and development	3,998	6,272	(2,274)	(36.3)%
Intellectual property legal development expenses	181	71	110	154.9%
Restructuring and other charges	—	931	(931)	(100.0)%
Change in fair value of contingent consideration	(1,030)	3,120	(4,150)	nm
Operating income	$32,424	$18,603	$13,821	74.3%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended September 30, 2024 increased 18.8% compared to the prior year period, primarily driven by a $16.8 million increase in our promoted Parkinson’s franchise, of which $4.3 million was comprised of sales of ONGENTYS®, which launched in January 2024, and initial sales of CREXONT®, which launched in September of 2024. Additionally, growth in our promoted endocrinology portfolio of $3.8 million was partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended September 30, 2024 increased 14.9% compared to the prior year period, primarily due to increased sales volume in our promoted products, partially offset by declines in our lower margin non-promoted products.

Specialty gross profit as a percentage of net revenue increased to 54.7% for the three months ended September 30, 2024 as compared to 53.2% in the prior year period, primarily due to growth in our higher margin promoted products.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended September 30, 2024 increased 21.8% as compared to the prior year period, primarily due to increases in promotional costs associated with ONGENTYS® and CREXONT®.
Research and Development
Specialty R&D expense for the three months ended September 30, 2024 decreased 36.3% as compared to the prior year period, primarily due to reduced project spend of $0.7 million and reduced infrastructure costs.

Change in Fair Value of Contingent Consideration
The $4.2 million decrease in the change in fair value of contingent consideration for the three months ended September 30, 2024 was primarily driven by a decrease in the associated forecasted revenues.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase
	2024	2023	$	%
Net revenue	$159,485	$131,879	$27,606	20.9%
Cost of goods sold	131,226	105,690	25,536	24.2%
Gross profit	28,259	26,189	2,070	7.9%
Selling, general and administrative	15,145	14,313	832	5.8%
Operating income	$13,114	$11,876	$1,238	10.4%
Net Revenue
AvKARE net revenue for the three months ended September 30, 2024 increased 20.9% as compared to the prior year period, primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended September 30, 2024 increased 24.2% as compared to the prior year period, and gross profit as a percentage of net revenue decreased to 17.7% for the three months ended September 30, 2024 from 19.9% in the prior year period, primarily due to the increase in sales through our lower margin distribution channel and an increased inventory provision.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended September 30, 2024 increased 5.8% as compared to the prior year period, primarily due to increases in employee compensation.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$2,063,439	$1,776,626	$286,813	16.1%
Cost of goods sold	1,305,874	1,145,888	159,986	14.0%
Gross profit	757,565	630,738	126,827	20.1%
Selling, general and administrative	347,749	320,672	27,077	8.4%
Research and development	136,449	117,864	18,585	15.8%
Intellectual property legal development expenses	3,993	3,350	643	19.2%
Restructuring and other charges	1,862	1,635	227	13.9%
Change in fair value of contingent consideration	(930)	(787)	(143)	18.2%
Charges (credit) related to legal matters, net	94,909	(1,039)	95,948	nm
Other operating income	—	(1,138)	1,138	(100.0)%
Operating income	173,533	190,181	(16,648)	(8.8)%
Total other expense, net	(213,227)	(146,990)	(66,237)	45.1%
(Loss) income before income taxes	(39,694)	43,191	(82,885)	nm
Provision for (benefit from) income taxes	13,440	(1,431)	14,871	nm
Net (loss) income	$(53,134)	$44,622	$(97,756)	nm
nm - not meaningful
Net Revenue

Net revenue for the nine months ended September 30, 2024 increased 16.1% from the prior year period primarily due to:

•Growth in our Generics segment net revenue of $137.6 million, primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $47.0 million of year-over-year growth and other new generic products that contributed $90.2 million of year-over-year growth, and strong volume growth, partially offset by price erosion. Net revenue for the nine months ended September 30, 2023 included a non-recurring customer order of $21.0 million.

•Growth in our AvKARE segment net revenue of $110.3 million, primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.

•Growth in our Specialty segment net revenue of $38.9 million, primarily driven by a $35.6 million increase in our promoted Parkinson’s franchise, of which $11.8 million was comprised of sales of ONGENTYS®, which launched in January 2024, and initial sales of CREXONT®, which launched in September 2024. Additionally, growth in our promoted endocrinology portfolio of $11.1 million was partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 14.0% for the nine months ended September 30, 2024 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased AvKARE and Generics volume, increased plant and freight costs, and an increased inventory provision, partially offset by efficiencies in our supply costs. Cost of goods sold for the nine months ended September 30, 2023 included $11.0 million associated with the non-recurring customer order in our Generics segment discussed above.

Gross profit as a percentage of net revenue increased to 36.7% for the nine months ended September 30, 2024 from 35.5% in the prior year period, primarily as a result of the factors noted above.

Selling, General, and Administrative
SG&A expenses for the nine months ended September 30, 2024 increased 8.4% as compared to the prior year period, primarily due to increases in employee compensation, promotion associated with ONGENTYS® and CREXONT®, increased charges associated with our growing biosimilars, and annual fees assessed on branded prescription drug manufacturers, which are also applicable to certain of our generic products.
Research and Development
R&D expenses for the nine months ended September 30, 2024 increased 15.8% as compared to the prior year period, primarily due to an increase in in-licensing and upfront milestone payments of $26.6 million, including $20.0 million associated with our exclusive license of Omalizumab (refer to Note 19. Related Party Transactions for additional information), partially offset by operating efficiencies in our infrastructure.
Charges (Credit) Related to Legal Matters, Net
For the nine months ended September 30, 2024, charges related to legal matters, net of $94.9 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 17. Commitments and Contingencies for additional information.
For the nine months ended September 30, 2023, credit related to legal matters, net was $1.0 million, primarily comprised of $10.0 million from the settlement of patent infringement matters, partially offset by $4.1 million in charges associated with civil prescription opioid litigation, a $3.0 million charge for the settlement of a customer claim, and a $1.9 million charge for the settlement of a stockholder derivative lawsuit.
Total Other Expense, Net
Total other expense, net for the nine months ended September 30, 2024 increased 45.1% as compared to the prior year period. The increase was primarily driven by a $45.9 million increase in interest expense as a result of higher rates on our variable-rate debt and an increase in the amount outstanding on our revolving credit facility and a $24.8 million increase in our tax receivable agreement liability (refer to Note 5. Income Taxes for additional information), partially offset by a gain on the sale of a subsidiary in India of $3.8 million (refer to Note 19. Related Party Transactions for additional information).
Provision For (Benefit From) Income Taxes
For the nine months ended September 30, 2024, our provision for income taxes and effective tax rate were $13.4 million and (33.9)%, respectively, as compared to a benefit from income taxes and effective tax rate of $(1.4) million and (3.3)%, respectively, for the nine months ended September 30, 2023. The period-over-period changes in the provision for income taxes and effective tax rate primarily related to changes in the jurisdictional mix of income and a discrete Indian tax benefit of approximately $2.9 million from the utilization of a loss carryforward during the three months ended September 30, 2023.

Generics
The following table sets forth results of operations for our Generics segment for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$1,245,967	$1,108,364	$137,603	12.4%
Cost of goods sold	750,167	692,008	58,159	8.4%
Gross profit	495,800	416,356	79,444	19.1%
Selling, general and administrative	95,663	89,178	6,485	7.3%
Research and development	123,173	98,570	24,603	25.0%
Intellectual property legal development expenses	3,778	3,240	538	16.6%
Restructuring and other charges	70	211	(141)	(66.8)%
Charges (credit) related to legal matters, net	94,909	(2,927)	97,836	nm
Other operating income	—	(1,138)	1,138	(100.0)%
Operating income	$178,207	$229,222	$(51,015)	(22.3)%
nm - not meaningful
Net Revenue
Generics net revenue for the nine months ended September 30, 2024 increased 12.4% as compared to the prior year period, primarily due to new generic products launched in 2024 and 2023, which include biosimilars that contributed $47.0 million of year-over-year growth and other new generic products that contributed $90.2 million of year-over-year growth, and strong volume growth, partially offset by price erosion. Net revenue for the nine months ended September 30, 2023 included a non-recurring customer order of $21.0 million.
Cost of Goods Sold and Gross Profit

Generics cost of goods sold for the nine months ended September 30, 2024 increased 8.4% as compared to the prior year period, primarily due to costs associated with increased sales volume and increased plant and freight costs, partially offset by efficiencies in our supply costs. Cost of goods sold for the nine months ended September 30, 2023 included $11.0 million associated with the non-recurring customer order discussed above.

Generics gross profit as a percentage of net revenue increased to 39.8% for the nine months ended September 30, 2024 from 37.6% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
Generics SG&A expense for the nine months ended September 30, 2024 increased 7.3% as compared to the prior year period, primarily due to increases in employee compensation driven by infrastructure expansion and promotion associated with our biosimilar launches and the annual fees assessed on branded prescription drug manufacturers (applicable to certain of our generic products), partially offset by reduced legal fees.
Research and Development
Generics R&D expenses for the nine months ended September 30, 2024 increased 25.0% as compared to the prior year period, primarily due to an increase in in-licensing and upfront milestone payments of $26.6 million, including $20.0 million associated with our exclusive license of Omalizumab (refer to Note 19. Related Party Transactions for additional information), partially offset by operating efficiencies in our infrastructure.

Charges (Credit) Related to Legal Matters, Net
For the nine months ended September 30, 2024, charges related to legal matters, net of $94.9 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 17. Commitments and Contingencies for additional information.
For the nine months ended September 30, 2023, credit related to legal matters, net was $2.9 million, primarily comprised of $10.0 million from the settlement of patent infringement matters, partially offset by $4.1 million of charges associated with prescription opioid litigation and a $3.0 million charge for the settlement of a customer claim.
Specialty
The following table sets forth results of operations for our Specialty segment for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net revenue	$324,913	$285,976	$38,937	13.6%
Cost of goods sold	143,284	135,254	8,030	5.9%
Gross profit	181,629	150,722	30,907	20.5%
Selling, general and administrative	79,529	67,894	11,635	17.1%
Research and development	13,276	19,294	(6,018)	(31.2)%
Intellectual property legal development expenses	215	110	105	95.5%
Restructuring and other charges	1,024	1,013	11	1.1%
Change in fair value of contingent consideration	(930)	(787)	(143)	18.2%
Operating income	$88,515	$63,198	$25,317	40.1%
Net Revenue

Specialty net revenue for the nine months ended September 30, 2024 increased 13.6% as compared to the prior year period, primarily driven by a $35.6 million increase in our promoted Parkinson’s franchise, of which $11.8 million was comprised of sales of ONGENTYS®, which launched in January 2024, and initial sales of CREXONT®, which launched in September 2024. Additionally, growth in our promoted endocrinology portfolio of $11.1 million was partially offset by declines in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the nine months ended September 30, 2024 increased 5.9% as compared to the prior year period, primarily due to growth in our promoted products, partially offset by declines in our lower margin non-promoted products. Specialty gross profit as a percentage of net revenue increased to 55.9% for the nine months ended September 30, 2024 as compared to 52.7% in the prior year period due to growth in our higher margin promoted products.
Selling, General, and Administrative
Specialty SG&A expense for the nine months ended September 30, 2024 increased 17.1% as compared to the prior year period, primarily due to increases in promotional costs associated with ONGENTYS® and CREXONT®.
Research and Development
Specialty R&D expenses for the nine months ended September 30, 2024 decreased 31.2% as compared to the prior year period, primarily due to reduced project spend of $2.4 million and reduced infrastructure costs.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase
	2024	2023	$	%
Net revenue	$492,559	$382,286	$110,273	28.8%
Cost of goods sold	412,423	318,626	93,797	29.4%
Gross profit	80,136	63,660	16,476	25.9%
Selling, general and administrative	44,694	41,268	3,426	8.3%
Operating income	$35,442	$22,392	$13,050	58.3%
Net Revenue
AvKARE net revenue for the nine months ended September 30, 2024 increased 28.8% as compared to the prior year period primarily driven by growth in our distribution channel and government label channel which resulted from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the nine months ended September 30, 2024 increased 29.4% as compared to the prior year period, and gross profit as a percentage of net revenue decreased to 16.3% for the nine months ended September 30, 2024 from 16.7% in the prior year period, primarily due to the increase in sales through our lower margin distribution channel and an increased inventory provision.
Selling, General and Administrative
AvKARE SG&A expense for the nine months ended September 30, 2024 increased 8.3% as compared to the prior year period, primarily due to higher sales-related expenses, increases in employee compensation and higher professional fees, partially offset by reduced logistic costs.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements (as defined and discussed in Note 16. Debt in our 2023 Annual Report on Form 10-K). We have access to $455.2 million of available capacity under the Amended New Revolving Credit Facility and $28.0 million of available capacity under the Amended Rondo Revolving Credit Facility as of September 30, 2024. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $60.0 million to $70.0 million during 2024 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing facilities and equipment, and information technology.
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
Tax Receivable Agreement
In 2018, we entered into a tax receivable agreement (“TRA”) for which we were generally required to pay the other holders of Amneal Common Units 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we were deemed to realize as a result of certain tax attributes of their Amneal Common Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Amneal Common Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2023 Annual Report on Form 10-K), the TRA was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of both September 30, 2024 and December 31, 2023, the contingent TRA liability, including the impact of the amendment, was approximately $185.0 million.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group (as defined in Item 1. Business in the Company’s 2023 Annual Report on Form 10-K) has exchanged all of its Amneal Common Units pursuant to the Reorganization, the primary remaining factor that could increase the contingent TRA liability is an increase in the effective tax rate. Since the combined rate for federal and state and local income taxes, as of September 30, 2024, has not changed significantly since December 31, 2023, the contingent TRA liability has not changed significantly during 2024. In addition, any future payments under the TRA may create additional basis adjustments, which may result in an additional layer of depreciation and amortization allocable to the Company, resulting in additional TRA payments. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized. For further information, refer to Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K and Note 5. Income Taxes in this Form 10-Q.

Tax-Related Distributions
Prior to the Reorganization, Amneal was obligated to make tax distributions to the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members”). During the nine months ended September 30, 2023, the Company recorded net tax distributions to the Members of $57.6 million as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members.
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the nine months ended September 30, 2024 and 2023, we made cash tax distributions of $14.4 million and $10.3 million, respectively, to the AvKARE Sellers.
Cash Balances
As of September 30, 2024, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$177,021	$209,754	$(32,733)	(15.6)%
Investing activities	(46,937)	(37,497)	(9,440)	25.2%
Financing activities	(150,587)	(111,741)	(38,846)	34.8%
Effect of exchange rate changes on cash	(259)	(136)	(123)	90.4%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,762)	$60,380	$(81,142)	(134.4)%
Cash Flows from Operating Activities
Net cash provided by operating activities was $177.0 million for the nine months ended September 30, 2024 as compared to $209.8 million in the prior year period. The decrease in net operating cash flows for the nine months ended September 30, 2024 as compared to the prior year period was primarily driven by (i) lower collections of outstanding accounts receivable due to timing of sales in the quarter ended December 31, 2022, which benefited the nine months ended September 30, 2023 and (ii) receipt of a $21.4 million upfront payment associated with the license agreement with Orion Corporation during the nine months ended September 30, 2023, partially offset by (i) increased profitability adjusted for non-cash items, (ii) lower period over period payments associated with the Opana ER® antitrust litigation settlement and (iii) favorable working capital movements, most notably an increase in days payables outstanding.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $46.9 million as compared to $37.5 million in the prior year period. The period-over-period increase in net cash used in investing activities was primarily due to the payment of a $9.5 million sales-based milestone related to the licensing and supply agreement with mAbxience S.L. for its biosimilar candidate for Avastin® (bevacizumab) and higher capital expenditures, partially offset by $5.0 million in proceeds from the sale of a subsidiary in India to a subsidiary of Kashiv (refer to Note 19. Related Party Transactions for additional information).
Cash Flows from Financing Activities
Net cash used in financing activities was $150.6 million for the nine months ended September 30, 2024 as compared to $111.7 million in the prior year period. For the nine months ended September 30, 2024 and 2023, total debt repayments (including payments on the Sellers Notes), net of borrowings were $127.3 million and $38.8 million, respectively. The period-over-period increase in net cash used in financing activities was also due to an increase in employee payroll tax withholding on restricted stock unit vesting, partially offset by a period-over-period decrease in tax distributions to non-controlling interests of $53.4 million.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K. As of September 30, 2024, there have been no material changes to the disclosure presented in our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2024.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Plan Elections
During the quarter ended September 30, 2024, the following 10b5-1 director and officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) trading plan arrangement changes occurred:
On August 15, 2024, Gautam Patel, a director of the Company, adopted a 10b5-1 trading plan. Mr. Patel’s plan provides for the sale of 480,000 shares of Class A common stock of the Company through June 30, 2025.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Changes in Stockholders' (Deficiency) Equity for each of the three and nine months ended September 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)