Form 10-K
period 2024-12-31
Amneal Pharmaceuticals, Inc.
filed 2025-02-28
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The Nasdaq Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024), was approximately $1.6 billion.
As of February 14, 2025, there were 309,966,341 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2024 (the “2025 Proxy Statement”).

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
•the impact of illegal distribution and sale by third parties of counterfeit versions of our products or stolen products;
•the impact of negative market perceptions of us and the safety and quality of our products;
•our revenues are derived from the sales of a limited number of products, a substantial portion of which are through a limited number of customers;
•the continuing trend of consolidation of certain customer groups;
•our dependence on third-party suppliers and distributors for raw materials for our products and certain finished goods;
•the imposition of tariffs may adversely affect our business, results of operations and financial condition
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•our dependence on information technology systems and infrastructure and the potential for cybersecurity incidents, and risks associated with artificial intelligence;
•the impact of a prolonged business interruption within our supply chain;
•our ability to attract, hire and retain highly skilled personnel;
•risks related to federal regulation of arrangements between manufacturers of branded and generic products;
•our reliance on certain licenses to proprietary technologies from time to time;
•the significant amount of resources we expend on research and development (“R&D”);
•the risk of claims brought against us by third parties such as those described in Note 20. Commitments and Contingencies - Other Litigation Related to the Company’s Business;
•risks related to changes in the regulatory environment, including U.S. federal and state laws related to government contracting, healthcare fraud abuse and health information privacy and security and changes in such laws;
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

PART I.
Item 1. Business
Overview
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global biopharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines. Our Affordable Medicines segment includes retail generics, injectables, and biosimilars. In our Specialty segment, we offer a portfolio of branded pharmaceuticals focused primarily on central nervous system and endocrine disorders. Through our AvKARE segment, we are a distributor of pharmaceuticals and other products for the U.S. federal government, retail, and institutional markets. We operate principally in the United States (“U.S.”), India, and Ireland. Refer to the section “Segments of the Business” below for an overview of our segments, including the change in name of the Affordable Medicines segment.
Corporate Structure
We are a holding company, whose principal assets are common units (the “Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). Immediately prior to the Reorganization (as defined herein), we held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, we implemented a plan pursuant to which the Company and Amneal reorganized and simplified our corporate structure by eliminating our umbrella partnership-C-corporation structure and converting to a more traditional C-corporation structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, we hold 100% of the Amneal Common Units and continue to consolidate the financial statements of Amneal and its subsidiaries. Refer to Note 1. Nature of Operations in our consolidated financial statements for additional information about the Reorganization.
Although we had a minority economic interest in Amneal prior to March 2023, we were Amneal’s sole managing member (and we continue to be the sole managing member), having the sole voting power to make all of Amneal’s business decisions and control its management. Therefore, we consolidated the financial statements of Amneal and its subsidiaries for all periods prior to the Reorganization. We recorded non-controlling interests for the portion of Amneal’s economic interests that we did not hold prior to the Reorganization.
Alliance and Collaboration
Collaboration to Develop and Supply Medicines for Obesity and Metabolic Diseases
On September 30, 2024, we entered into a collaboration agreement to develop and supply a new portfolio of weight loss medicines globally with Metsera, Inc. (“Metsera”), a clinical stage biopharmaceutical company (the “Metsera Agreement”). We will serve as Metsera’s preferred supply partner for developed markets, including the United States and Europe. In addition, we have been granted an exclusive license to commercialize Metsera products covered under the agreement in selected emerging markets, including India and certain countries in Southeast Asia, Africa and the Middle East.
Under the terms of the Metsera Agreement, we will be responsible for performing certain development activities on behalf of Metsera. Upon Metsera obtaining regulatory approval for any or all the weight loss medicines referred to above, we will manufacture commercial products on behalf of Metsera.
We plan to construct two new greenfield manufacturing facilities in India; one for peptide synthesis and one for sterile fill-finish manufacturing. Metsera will contribute an agreed percentage of the construction costs, up to $100 million, subject to annual maximums, as defined in the Metsera agreement.
The initial term of the Metsera Agreement is seven years from the first commercial sale. Metsera has the sole right to renew the agreement for an additional five-year period. Following this initial renewal, the agreement may be extended by mutual written consent.
License Agreement with Zambon Biotech
On February 23, 2024, we entered into a license, distribution and supply agreement with Zambon Biotech S.A. (“Zambon”) granting Zambon the exclusive rights to seek regulatory approval and commercialize IPX203 in Europe (the “Zambon License Agreement”). The term for the Zambon License Agreement is 15 years commencing from the commercial launch of the product, which can automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance. Zambon will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, we will be responsible for manufacturing and supplying products to Zambon.
As of December 31, 2024, IPX203 had not been approved for sale outside of the United States, where it is marketed as CREXONT®. CREXONT® (combination of carbidopa and levodopa extended release capsules) is indicated in the United States for the treatment of Parkinson’s disease.
Knight Therapeutics International S.A. License Agreement
On January 24, 2024, we entered into a 15-year license, distribution and supply agreement with Knight Therapeutics International S.A. (“Knight”) granting Knight the exclusive rights to seek regulatory approval and commercialize IPX203 in Canada and Latin America (the “Knight License Agreement”). The Knight License Agreement will automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance.
Knight will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Knight.
As of December 31, 2024, IPX203 had not been approved for sale outside of the United States, where it is marketed as CREXONT®.
ONGENTYS® License and Supply Agreement
On December 5, 2023, we entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive rights to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the U.S. Food and Drug Administration (the “FDA”) in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “off” episodes. Under the BIAL Agreement, we are responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. We commenced distribution of ONGENTYS® in early 2024.
Orion Corporation License Agreement
On December 28, 2022, we signed a long-term license agreement with Orion Corporation (“Orion”), a globally operating Finnish pharmaceutical company, to commercialize a number of our complex generic products in most parts of Europe, Australia and New Zealand (the “Orion Agreement”). The initial term of the Orion Agreement commences upon commercial launch of the products and will continue for eight years. The Orion Agreement will automatically renew for successive two-year terms unless either party declines such renewal in writing at least one year in advance. As of December 31, 2024, the initial term has not commenced.
Licensing and Supply Agreement with mAbxience S.L.
On May 7, 2018, we entered into a licensing and supply agreement with mAbxience S.L. (“mAbxience”), for its biosimilar candidate for Avastin® (bevacizumab). We are the exclusive partner in the U.S. market. On April 13, 2022, the FDA approved our biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®.
License and Supply Agreement with Kashiv Biosciences LLC
In December 2022, we entered into a development and supply agreement specific to four generic product candidates with Kashiv Biosciences LLC (“Kashiv”). Pursuant to the development supply agreement, we maintained a right of first offer and negotiation to the licensing of each generic product candidate. In March 2024, we entered into a license and supply agreement with Kashiv for the development and commercialization of a long-acting injectable (the “Injectable License and Supply Agreement"). The existing development supply agreement remains effective for the remaining three generic product candidates.
Subject to the terms of the Injectable License and Supply Agreement, we are responsible for development, regulatory approval, and commercialization of the product candidate in the U.S., whereas Kashiv is responsible for development and regulatory approval of the product candidate for all other territories outside the U.S. Contingent upon Kashiv obtaining regulatory approval outside the U.S., we shall manufacture the commercial supply for Kashiv at a stated price. The term of the agreement is 10 years from the respective product’s launch date in the U.S. As of December 31, 2024, the term has not commenced.

For additional information about our alliance and collaboration agreements, refer to Note 5. Alliance and Collaboration and Note 23. Related Party Transactions in our consolidated financial statements.
Acquisition
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
For additional information about our acquisition, refer to Note 3. Acquisition in our consolidated financial statements.
Segments of the Business
We have three reportable segments: Affordable Medicines (formerly known as Generics), Specialty, and AvKARE.
During the fourth quarter of 2024, we changed the name of our Generics segment to “Affordable Medicines” to reflect the full product offering of the segment. The segment name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any changes to our historical segment results.

Affordable Medicines

Prescription pharmaceutical products are sold either as branded or generic products. Generic pharmaceutical products have the same active product ingredient (“API”), dosage form, strength, route of administration, and conditions of use as patented branded pharmaceutical products, are bioequivalent to the brand it copies, and are usually marketed under their chemical (generic) names rather than brand names. Generic pharmaceutical products are intended to provide a cost-effective alternative for consumers while maintaining the safety, efficacy, quality and stability of the branded product, and as such are generally sold at prices below their branded equivalents. Typically, a generic pharmaceutical may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless the resolution of patent litigation results in an earlier opportunity to enter the market. Generic manufacturers are required to file and receive approval for an Abbreviated New Drug Application (“ANDA”) to market a generic pharmaceutical product. Manufacturers of biosimilars are required to file a Biologics License Application (“BLA”) to introduce, or deliver for introduction, a biologic product into interstate commerce and market the product for one or more indications. Refer to Item 1. Business - Pharmaceutical Approval Process in the United States - New Drug Application and Biologics License Application for additional information.

Our Affordable Medicines segment includes approximately 270 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals. We focus on developing products that have substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these products allows us the opportunity to offer first-to-file (“FTF”), first-to-market (“FTM”) and other high-value products to customers. A generic pharmaceutical product is considered an FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Amendments, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. A generic product that does not qualify as an FTF may still be an FTM product. A generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As such, the timing of new product introductions can have a significant impact on our financial results. Market entry by additional competitors generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of our control. Refer to “Pharmaceutical Approval Process in the United States,” below, for more information.

As of December 31, 2024, our Affordable Medicines segment had 76 products with a pending ANDA and another 56 products in various stages of development in our pipeline, 74% of which are non-oral solid products. We have an integrated, team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities.

Our Affordable Medicines segment has a growing portfolio of institutional injectable products primarily for the U.S. hospital market. Our R&D pipeline has prioritized new product innovations in injectables, such as drug/device combinations, peptides, long-acting injectables and large volume parenteral bags. We have expanded our manufacturing capabilities and infrastructure to support the needs of this expanding business with a focus on development, commercialization and scaling a differentiated injectables portfolio. During 2023, we launched 39 new products, of which 14 were injectables. In May 2023, the FDA approved for manufacturing our fourth and largest injectable site. During 2024, we launched 22 new products, of which 12 were injectables.

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

In March 2024, we amended the Kashiv Biosimilar Agreement (as defined in Note 23. Related Party Transactions) to include two additional in-development products, a pre-filled auto-injector delivery system for peg-filgrastim and a pre-filled on-body injector (OBI) delivery system for peg-filgrastim. In July 2024, we entered into an exclusive license and commercialization agreement with Kashiv Biosciences LLC to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India (refer to Note 23. Related Party Transactions.)
Our Affordable Medicines segment had net revenue of $1.69 billion, $1.47 billion and $1.43 billion and operating income of $270.1 million, $276.2 million and $224.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system (“CNS”) disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes CREXONT® (combination of carbidopa and levodopa extended release capsules), RYTARY® (extended release oral capsule formulation of carbidopa-levodopa), UNITHROID® (levothyroxine sodium), and ONGENTYS® (opicapone). On August 7, 2024, the FDA approved our new drug application (“NDA”) for CREXONT®, previously referred to as IPX203. In September 2024, we began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, Parkinson’s disease caused by infection or inflammation of the brain, or Parkinson’s disease-like symptoms that may result from carbon monoxide or manganese poisoning in adults. RYTARY® is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. ONGENTYS® is an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “off” episodes, which we commenced selling in early 2024 under a license agreement with BIAL-Portela & Ca., S.A. UNITHROID®, indicated for the treatment of hypothyroidism, is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc.
Our Specialty products are marketed through skilled specialty sales and marketing teams, who call on neurologists, movement disorder specialists, endocrinologists and primary care physicians throughout the U.S. Our Specialty segment also has other product candidates that are in varying stages of development.
For Specialty products, the majority of such products’ commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be substantial and rapid declines in the branded product’s sales. In 2025, we expect to lose exclusivity for RYTARY®, an extended-release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease.
Our Specialty segment had net revenue of $445.7 million, $390.5 million and $374.1 million and operating income of $113.6 million, $65.3 million and $72.6 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products, and services primarily to governmental agencies, predominantly focused on serving the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is also a re-packager of bottle and unit dose pharmaceuticals and vitamins under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on entities that provide care to low-income and uninsured patients. Operating results for the sale of Amneal products by AvKARE are included in our Affordable Medicines reportable segment.
Our AvKARE segment had net revenue of $662.9 million, $531.7 million and $406.1 million and operating income of $42.9 million, $31.5 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Geographic Areas
We operate in the U.S., India, and Ireland. Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, more restrictive economic policies and higher political and legal system uncertainties. See further discussion of this risk in Item 1A. Risk Factors.
Sales & Marketing and Customers
In the U.S. and the Commonwealth of Puerto Rico, we market our Affordable Medicines and Specialty products primarily through major wholesalers and distributors, retail pharmacies, mail-order pharmacies and directly into hospitals and institutions. The majority of our Affordable Medicines pharmaceutical products are marketed to large group purchasing organizations (“GPOs”) and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products and biosimilars utilize a dedicated field-based sales force and are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and occasionally directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail drug stores, independent pharmacies and managed care organizations, such as hospitals, nursing homes, health maintenance organizations (“HMOs”), clinics, pharmacy benefit management companies and mail-order customers. Our Specialty segment, which promotes branded pharmaceutical products, employs a team of dedicated field-based sales representatives to engage in the direct marketing and promotion of our branded products to physicians and healthcare providers.
Refer to “AvKARE” in the section “Segments of the Business” above for a description of our AvKARE segment’s customers.
For the year ended December 31, 2024, on a consolidated basis, our four largest customers, Cencora, Inc., McKesson Drug Co., Cardinal Health, Inc., and CVS Health Corporation, accounted for approximately 70% of our net revenue. In total, we currently have approximately 1,300 customers (including over 1,100 customers specific to our AvKARE segment), some of which are part of large purchasing groups.
We have no long-term agreements that guarantee future business with any of our major customers and the loss of or substantial reduction in orders from any one or more of these customers could have a material adverse effect on our operating results, prospects and financial condition.
Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, R&D, marketing, and other resources than we do. Competing manufacturers of generic pharmaceutical products create value for our customers by offering substitutes for branded pharmaceutical products at significantly lower prices, and at times we may not be able to differentiate our product offerings from those of our competitors, successfully formulate and bring to market new products that are less expensive than those of our competitors or offer commercial terms as favorable as those of our competitors. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic/biosimilar pharmaceutical products market include Teva Pharmaceutical Industries Ltd., Viatris Inc., Sandoz Group, Pfizer Inc., Fresenius Kabi KGaA, Hikma Pharmaceuticals PLC, Dr. Reddy's Laboratories Ltd., Amphastar Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Zydus

Pharmaceuticals USA Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical products market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, AbbVie Inc., and Alkermes PLC.
Our AvKARE segment is also highly competitive, with new smaller competitors entering the space regularly. Our competitors are other wholesalers, including Cardinal Health, Inc., Cencora, Inc., McKesson Drug Co., and manufacturers / re-packagers such as Golden State Medical Supply.
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
Research and Development
R&D activities represent a significant part of our business. R&D expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy, if applicable, and regulatory compliance prior to launch. We are committed to investing in R&D with the aim of delivering high quality and innovative products. For the years ended December 31, 2024, 2023 and 2022, our R&D expense was $190.7 million, $164.0 million and $195.7 million, respectively.
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
For a discussion of the risks relating to tariffs on APIs, refer to the risk factor “Changes in trade policy, including the imposition of tariffs may adversely affect our business, results of operations and financial condition” in Part 1. Item 1A. Risk Factors.
Manufacturing and Distribution
We have a network of manufacturing sites and co-located R&D centers within the U.S., India and Ireland, with broad dosage capabilities. We also have a distribution center for our Affordable Medicines and Specialty products in Glasgow, Kentucky. We manufacture the majority of our Affordable Medicines products internally; of these products, for the year ended December 31, 2024, those manufactured in our U.S. facilities contributed 44% of Affordable Medicines product net revenue compared to 28% for those manufactured in India. We rely on third-party manufacturers to supply products in our Affordable Medicines portfolio representing approximately 28% of our Affordable Medicines net revenue for the year ended December 31, 2024. Most of our Specialty products are manufactured by third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the cost of manufacturing for our products and gives us greater control over our supply chain.
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
New Drug Application and Biologics License Application
For a drug product containing an active ingredient not previously approved by the FDA, a prospective manufacturer must submit a complete NDA containing the results of clinical studies supporting the drug product’s safety and efficacy in addition to data and information related to drug product quality and manufacturing. An NDA is also required for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved or if the dosage form, strength or method of delivery is changed and requires clinical studies to support the change. A BLA is required to introduce, or deliver for introduction, a biologic product into interstate commerce and market the product for one or more indications. The process required by the FDA before a new pharmaceutical or biological product may be approved for marketing in the U.S. generally involves the steps listed below.

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
•For pharmaceutical products, submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its proposed conditions of use, proposed labeling, extensive data addressing such matters such as drug product quality and manufacturing, and certain information with regards to patents related to the proposed drug product;
•For biological products, submission of a BLA that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, as well as information on the chemistry, manufacturing and controls to ensure product identity and quality, and proposed labeling;
•For certain products, development and implementation of a Risk Evaluation and Mitigation Strategy (“REMS”);

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
If, after reviewing the NDA or BLA, the FDA determines that the application cannot be approved in its current form, the FDA sends the applicant a complete response letter (“CRL”) identifying all outstanding deficiencies that preclude final approval. The FDA then halts its review until the applicant resubmits the NDA or BLA with new information designed to address the deficiencies. An applicant receiving a CRL may resubmit the application with data and information addressing all of the FDA’s concerns or requirements set forth in the CRL, withdraw the application without prejudice to a subsequent submission of a related application or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval is limited to specific diseases and dosages or the indications for use for which approval had been sought. In addition, the FDA may require an applicant to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA or BLA holder conduct new studies, make labeling changes, implement a REMS, and take other corrective measures.
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
Additionally, in the context of public health emergencies, applicants may seek an Emergency Use Authorization (“EUA”) from the FDA, which if granted, allows for the distribution and use of unapproved products during the declared public health emergency or to allow a medical countermeasure to be used in an emergency caused by a chemical, biological, radiological and nuclear agent, in accordance with the conditions set forth in the EUA, unless the EUA is otherwise terminated.
NDA User Fee Program
On September 30, 2022, President Biden signed into law the FDA User Fee Reauthorization Act of 2022, which includes the reauthorization of the Prescription Drug User Fee Act (“PDUFA VII”) from fiscal year 2023 through 2027. The program provides for the continued timely review of new NDAs and BLAs. PDUFA VII enhancements include modernizing the user fee structure, a focus on human resource and financial management improvement including a significant increase in staff capacity and capabilities to support the review of cell and gene therapy products; the creation of capacity planning capability; enhancing use of regulatory tools via benefit-risk, patient-focused drug development, complex innovative trial designs, and model informed drug development; enhancing staffing for breakthrough therapy reviews; focusing on communication with industry; and exploring real world evidence in regulatory decision-making.
Biosimilar and Interchangeable Biologics License Application
A biosimilar product is a biologic product that is highly similar to an existing FDA-approved biological product (which is referred to as the “reference product”) and has no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. The FDA approves biosimilars through an abbreviated review process, with the goal of demonstrating biosimilarity between the proposed biosimilar and its reference product. Ultimately, the process entails less expensive and fewer clinical trials than a “full” BLA.
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
An interchangeable biosimilar is a biosimilar that may be substituted for the reference product without the intervention of the prescribing health care provider that prescribed the reference product, depending on state pharmacy laws. In addition to establishing biosimilarity to the reference product per the process described above, a manufacturer of an interchangeable biosimilar must also submit information to the FDA to show that the proposed interchangeable product can be expected to produce the same clinical result as the reference product in any given patient. If the biological product is to be administered more than once to an individual, then the manufacturer in certain circumstances also submits information in the application that demonstrates the risk in terms of safety or diminished efficacy of alternating between the biological product and the reference product is not greater than the risk of using the reference product without switching. All biosimilars are approved only after they meet the FDA’s rigorous approval standards.
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
Abbreviated New Drug Application
For a generic version of an approved drug product approved under an NDA, an ANDA relies on the FDA’s previous finding of safety and effectiveness for a reference listed drug (“RLD”) and, as a result, may be approved without submission of the same type and extent of information that is requested for a stand-alone NDA to establish the safety and effectiveness of the proposed product. Instead, an ANDA must submit data and information demonstrating the proposed product has the same active ingredient, dosage form, route of administration, and strength, and is bioequivalent to the previously approved RLD indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. For most orally administered pharmaceutical products, bioequivalence between brand and generic is established when there is no statistically significant difference in the rate and extent to which the API in the product is absorbed into the bloodstream. For certain pharmaceutical products, such as topical, locally acting pharmaceutical products, other means of establishing bioequivalence may be required by the FDA. The proposed product also must have the same labeling as the RLD with certain limited exceptions, include certain information regarding patents for the RLD, and must meet the same legal and regulatory standards for drug product quality and manufacturing as NDA products.
ANDA User Fee Program
On September 30, 2022, the Generic Drug User Fee Amendments (“GDUFA”) program was reauthorized for a second time with provisions that are in effect through September 30, 2027 (“GDUFA III”). The FDA’s commitment letter for GDUFA III, which sets forth performance goals and program enhancements for the reauthorization of GDUFA for fiscal years 2023-2027, sets goals for FDA’s assessment and review of different ANDA submissions, drug master files, and generic-related inspections, and includes enhancements designed to increase pre-submission assessment activities, reduce the number of assessment cycles for ANDAs and facilitate access to generic drugs, in particular for complex products such as those with complex active ingredients or dosage forms that generally are more difficult to genericize and have increased numbers of assessment cycles. The reauthorization also established capacity planning capability.
Current Good Manufacturing Practices
In order to obtain FDA approval for its products, a pharmaceutical manufacturer must demonstrate that its facilities comply with cGMP regulations. The manufacturer is required to comply with cGMP standards at all times during the production and processing of pharmaceuticals, and the FDA may inspect the manufacturer’s sites at any time to ensure compliance.
Patent Provisions
A branded pharmaceutical product is usually protected under patents granted by the U.S. Patent and Trademark Office that allow only the pharmaceutical company that developed the pharmaceutical product to market and sell such product. The sponsor of a branded product must “list” certain patents with the FDA, which in turns publishes that patent information publicly. For a generic pharmaceutical manufacturer to introduce a generic version of an RLD, it must submit to the FDA an ANDA with a certification for each patent listed by the RLD sponsor stating one of the following:
•Paragraph I: That the required patent information relating to the patent for the RLD has not been filed;
•Paragraph II: That the patent for the RLD has expired;
•Paragraph III: That the patent for the RLD will expire on a particular date; or
•Paragraph IV: That the patent for the RLD is invalid, unenforceable and/or will not be infringed by the pharmaceutical product for which approval is being sought.
The FDCA describes only one circumstance in which an ANDA applicant need not certify to a listed patent. Specifically, when a patent is listed only for a method of use, an ANDA applicant seeking to omit that approved method of use from the generic drug’s labeling can submit a “section viii statement,” acknowledging that a given method-of-use patent has been listed, but stating that the patent at issue does not claim a use for which the applicant seeks approval. Filing an ANDA with certifications under Paragraph I or II, referenced above, permits the ANDA to be approved immediately, if it is otherwise eligible. Filing an ANDA with certifications under Paragraph III, referenced above, indicates that the applicant agrees to wait until the relevant patent has expired before seeking final approval of its ANDA. Under Paragraph IV, referenced above, a generic pharmaceutical manufacturer can challenge the patent of the RLD prior to ANDA approval.
If the ANDA for a generic pharmaceutical product has a Paragraph IV certification, the filer must also notify the NDA and patent holders of the ANDA submission and all Paragraph IV certifications upon acceptance of the ANDA filing by the FDA (the “PIV Notice”). If in response to notice of a Paragraph IV certification, the NDA holder or patent owner initiates a patent infringement action against the ANDA applicant within 45 days of receiving the required notice, approval of the ANDA generally will be stayed for 30 months following receipt of the notice or such shorter or longer time as the court might order.

Generic Pharmaceutical Pricing
The pricing of a generic pharmaceutical product generally correlates to the number of companies manufacturing generic versions of such pharmaceutical product. A generic pharmaceutical product is usually at its highest price immediately after the first generic launch of the product, either because qualifying manufacturers have been granted 180-day exclusivity, restricting approval of non-exclusivity eligible ANDAs from marketing, or because only a few manufacturers have entered the market due to other technical or operational obstacles to bringing such product to market, such as raw materials shortages or complex formulation. As additional generic manufacturers enter the market, the price of a generic pharmaceutical product typically falls as manufacturers compete on price to capture market share. Even if we reduce the prices we charge our customers, the prices consumers pay for those drugs may not be similarly reduced. Additionally, consolidation among pharmacy benefit managers, wholesalers and retailers and the formation of GPOs has caused increased price competition in the generic pharmaceutical market and more generally, a deflationary market.
Healthcare Reform
Pricing and reimbursement for our products depend in part on government regulation. In the U.S., there are multiple federal and state proposals, laws and actions related to the pricing of pharmaceuticals and other changes to the healthcare system, including the enactment of the Inflation Reduction Act (“IRA”). The IRA requires: (i) the government to negotiate prices for select high expenditure Medicare Part D drugs (prices effective beginning in 2026) and Part B drugs (prices effective beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices for those drugs increase faster than inflation, and (iii) a Medicare Part D redesign that: (a) establishes a new manufacturing discount program whereby participating manufacturers are required to provide discounts on their applicable drugs in the initial coverage and catastrophic coverage phases of the Part D benefit and (b) replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached.
The IRA will permit the Centers for Medicare and Medicaid Services (“CMS”) to negotiate maximum fair prices on up to 60 drugs by 2029, starting with 10 drugs in 2026. The drugs must be approved by the FDA for at least seven years (small molecule drugs) or at least eleven years (biologics). The federal government must consider manufacturer-submitted data including R&D costs, production and distribution costs, market data, and revenue and sales volume data. The government also must consider evidence regarding alternative treatments, including whether a drug represents a therapeutic advance compared to existing therapies and the comparative effectiveness of the drug and therapeutic alternatives, including effects on specific populations (e.g., children, elderly, terminally ill). The IRA also requires Medicare Part D plans to limit beneficiaries’ cost-sharing for insulin products, but does not include an insulin cost-sharing cap for commercial plans.

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
Sales and Marketing Regulations

Our marketing practices are subject to state laws, as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute generally prohibits corruptly soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payers, such as Medicare and Medicaid, that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. For example, the DOJ has entered into settlements with pharmaceutical manufacturers that allegedly caused the submission of false claims to Medicare for drugs that were no longer eligible for Medicare coverage because the FDA approved a prescription drug’s conversion to over-the-counter status and the drug was no longer considered a prescription product. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, disclosure of transfers of value from pharmaceutical companies to healthcare providers and healthcare organizations, such as academic teaching hospitals, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
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
Furthermore, the Company relies on global supply chains and production and manufacturing processes that are complex and subject to increasing regulatory scrutiny and enforcement, including the Trade Agreements Act and Buy American Act, that may affect the sourcing, supply, manufacturing and pricing of materials used in the Company’s products sold to the Federal government. Additionally, the Cybersecurity Maturity Model Certification 2.0 Requirements for healthcare contractors who do business with the Department of Defense will necessitate enhanced oversight including an annual self-assessment and annual affirmation to ensure compliance with 15 security requirements in Federal Acquisition Regulation clause 52.204-21.
Virtually every state, as well as the District of Columbia, has enacted legislation permitting the substitution of equivalent generic and certain biosimilar prescription drugs for brand-name drugs where authorized or not prohibited by the prescribing physician, and some states mandate generic substitution in Medicaid programs.
In addition, numerous state and federal requirements exist for a variety of controlled substances, such as narcotics, that may be part of our product formulations. We must meet the requirements of controlled substances laws, such as the Controlled Substances Act, as amended, DEA regulations for certain of our products and activities, and related state requirements. These laws and regulations relate to the manufacture, shipment, storage, security, inventory, recordkeeping, distribution, sale, dispensing, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development. We must annually, as well as quarterly, apply to the DEA and similar governmental and regulatory authorities for procurement quotas in order to obtain these substances. The DEA may also pursue monetary penalties, administrative penalties such as revocation of a registration to manufacture controlled substances and criminal penalties for controlled substances violations.
Other federal and state regulatory agencies have far reaching authority. For example, the State of California requires that any manufacturer, wholesaler, retailer or other entity in California that sells, transfers, or otherwise furnishes certain so-called precursor substances must have a permit issued by the California Department of Justice, Bureau of Narcotic Enforcement. The substances covered by this requirement include ephedrine, pseudoephedrine, norpseudoephedrine, and phenylpropanolamine, among others. The Bureau has authority to issue, suspend and revoke precursor permits, and a permit may be denied, revoked or suspended for various reasons, including (i) failure to maintain effective controls against diversion of precursors to unauthorized persons or entities; (ii) failure to comply with the Health and Safety Code provisions relating to precursor substances, or any regulations adopted thereunder; (iii) commission of any act which would demonstrate actual or potential unfitness to hold a permit in light of the public safety and welfare, which act is substantially related to the qualifications, functions or duties of the permit holder; or (iv) if any individual owner, manager, agent, representative or employee of the permit applicant/permit holder willfully violates any federal, state or local criminal statute, rule, or ordinance relating to the manufacture, maintenance, disposal, sale, transfer or furnishing of any precursor substances.
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
Environmental Laws
We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, wastewater discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities. We are subject periodically to environmental compliance reviews by various environmental regulatory agencies. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our business, operations or financial condition.
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
Seasonality
Consistent with the U.S. pharmaceutical industry trends, the first quarter of each year is typically our lowest revenue quarter in the year. Certain products within our portfolio are specifically affected by seasonality. For example, sales of Adrenaclick® (epinephrine injection, USP auto-injector) correlate with allergy seasonality. The seasonal impact of these particular products may affect a quarterly comparison within any fiscal year.
Human Capital
Workforce Demographics
As of December 31, 2024, we had over 8,100 employees (“Amneal Employees”), excluding approximately 200 employees in our AvKARE segment. Of the Amneal Employees, nearly 2,500 employees were in the U.S. and over 5,600 employees were located outside of the U.S., primarily in India and Ireland. Globally, we hired approximately 1,900 Amneal Employees in 2024, and turnover was approximately 19.1%. We monitor our turnover rate and continuously evolve our human capital management strategies to meet our needs while also navigating the dynamic labor market and increasing competition for talent.
Being one of the leading companies in healthcare requires dynamic skill sets, different perspectives, and a continuous pipeline of new ideas and innovation. We expanded our Amneal Women employee resource group in India, and in 2024 our India-based team successfully trained approximately 90 female new hires through our “AmNeev” initiative - a three-month program designed to help early career individuals bridge the gap between academic learning and pharmaceutical industry requirements.
As of December 31, 2024, six out of ten of our executives identified as diverse by race, ethnicity, or gender. More broadly, as of December 31, 2024, approximately 74% of our U.S. workforce of Amneal Employees identified as diverse by race or ethnicity and women represented approximately 21% of our global workforce of Amneal Employees. In India, women comprise approximately 11% of our workforce, and in the U.S., women represented approximately 40% of our workforce and held approximately 34% of leadership roles at the level of Director and above as of December 31, 2024.
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
Other powerful hallmarks of Amneal culture are a teamwide commitment to quality and an unwavering focus on doing the right thing. Our steadfast commitment to quality is driven by a robust global quality policy and ethics and compliance is guided by our Code of Conduct. Both are championed by our executive management team and every colleague. We also foster a speak up culture where colleagues are encouraged to report potential misconduct or a violation of the Code of Conduct with their managers or via our Amtegrity ethics website/hotline, which is independently monitored 24 hours a day, 7 days a week.
Employee Well-Being
We foster holistic well-being for our employees and their families through our AmWell program. In the United States, this initiative has been powered by Personify Health since 2021, providing an extensive range of mental, physical, and financial resources, content and services. In 2024, we expanded the AmWell platform to our Ireland colleagues while our India-based teams benefited from AmWell wellness solutions tailored to local needs. Our India-based AmWell programming includes health screenings for employees, with a majority of our employees based in India participating in our annual employee health check-up offering in 2024. During 2024, we also saw impressive engagement with our expanding India-based mental health, physical fitness and financial literacy programs.
To deepen value and encourage active participation, we enhanced AmWell with applications focused on mindfulness, meditation, nutrition, fitness, mobility, and financial acumen. We also host wellness challenges throughout the year that spotlight different pillars of well-being and offer meaningful incentives to encourage personal achievements. By listening to employee feedback and regularly updating our offerings, we create tailored programming that empower individuals to thrive in every aspect of their well-being.
Alongside personal wellness, we care deeply about workplace safety and bolstered our efforts via monthly safety education campaigns and continued deployment of the IndustrySafe application, supporting enhanced incident reporting and analysis of safety metrics across all geographies. Colleagues demonstrated our continuous safety focus by participating in the World Health and Safety Day across our global sites.
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
Recognition is a core element of our culture and in early 2024, we reimagined our global employee recognition program with the launch of a new Amneal Achievers digital platform supported by learning sessions on how gratitude can create connections, convey impact, and foster belonging. By the end of 2024, impressive engagement resulted in nearly 55,000 unique recognitions shared between colleagues. These recognitions were further amplified over 50,000 times by other peers boosting, liking, and commenting within the platform.
Talent Development
We develop next-level individual and organizational capability through our annual performance management process as well as a continuously evolving learning culture. In 2024, we strengthened management and leadership skills via continued investment in professional development.
We expanded the Amneal Leadership Lab (“all”) curriculum leveraging recognized external experts who collaborated with senior leaders on Leadership Practices including Recognition, Inclusion & Belonging, Managing Energy to Sustain Momentum, and Listening for Collaborative Dialogue. The all core program was further cascaded across the organization and covered psychological safety and direct conversations, building trust, effective decisions, and leading and embracing change. Additionally, we expanded offerings of our all Management Standards curriculum - a series of eight workshops designed for new people leaders covering best practices for elevating manager effectiveness and creating positive employee experiences.
In India, our Young Women Leadership Development Program successfully prepared 23 female employees for their next role and our Frontline Development Program trained more than 100 frontline employees on essential leadership skills. We also launched our Leader Speak and Amneal Accelerate bite size learning initiatives, which reinforced our culture of continuous learning.
To help cascade Amneal leadership and management principles, strengthen a learning culture, and accelerate development across the organization, we also offer access to LinkedIn Learning which also hosts Amneal’s growing library of custom-curated learning options supporting individual and organizational leadership growth.
Employee Engagement
Listening and engagement are important aspects of our culture and colleagues are encouraged to share their opinions, insights, and ideas. We collect and measure that feedback through various channels including town halls, leadership retreats, company email boxes and our Amneal Listens program. In 2024, we leveraged Amneal Listens, powered by a reputable third-party tool, to measure employee engagement. We recorded an 88% overall employee engagement index (11% above the pharmaceutical industry benchmark) as well as very high scores on confidence in the Company (91% favorable on efforts to advance strategy) and retention (81% plan to stay with Amneal for the next 3 or more years). Even with these results, we are taking additional actions to further strengthen engagement, including expanding opportunities to grow via a robust career development program (design initiated in 2024) and supporting functional leadership in addressing key survey themes across the business. We continue to expand our Amneal Listens strategy via our annual employee engagement survey as well as various organizationally aligned ad hoc surveys throughout the year.
Environmental, Social, and Governance (“ESG”) Initiatives
We are a purpose-driven company, and we continue strengthening our longstanding commitment to corporate responsibility.
In 2024, we made several enhancements to our ESG efforts to keep pace with our desire to be an environmentally and socially responsible company while also meeting rapidly evolving global regulatory requirements. We catalyzed our global data collection efforts, including several new metrics to help the company continue to improve our sustainability performance. We also expanded our materiality work to align with global ESG disclosure frameworks. Additionally, our cross-functional ESG task force (including members from finance, internal audit, legal, information technology and ESG) kicked off several projects to enhance our ESG programs and related governance. In social responsibility, we deepened our 2024 philanthropic partnerships with non-profit organizations in support of response efforts from the devastating hurricanes that hit the Southeastern U.S. In addition, we furthered relationships with product donation partners to help address the growing need for critical medicines.
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
Available Information
Our main corporate website address is www.amneal.com. The Company files electronically with the Securities and Exchange Commission (“SEC”) required reports on Form 8-K, Form 10-Q, and Form 10-K; proxy materials; ownership reports for insiders required by Section 16 of the Securities Exchange Act of 1934, as amended; registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and any amendments to such reports filed with or furnished to the SEC, are available free of charge on our website as soon as reasonably practicable after having been filed with or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of our Audit Committee, Compensation Committee, Nominating and Governance Committee, and Conflicts Committee of the Board of Directors and our Code of Business Conduct, Corporate Governance Guidelines and other corporate governance materials are available on our website. We may use our website as a distribution channel of material company information. Financial and other important information is routinely posted on and accessible through our website at https://investors.amneal.com. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting https://investors.amneal.com/investor-resources/email-alerts/default.aspx. The information on our website is not, and will not be deemed, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
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
•introduction of authorized generic drug products in direct competition with our generic or branded products, particularly during exclusivity periods;
•the ability of generic drug product competitors to quickly enter the market after the expiration of patents or exclusivity periods of our branded products, diminishing the amount and duration of significant profits;
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

Our principal competitors in the U.S. generic/biosimilar pharmaceutical products market, where we primarily compete, are Teva Pharmaceutical Industries Ltd., Viatris Inc., Sandoz Group, Pfizer Inc., Fresenius Kabi KGaA, Hikma Pharmaceuticals PLC, Dr. Reddy’s Laboratories Ltd., Amphastar Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Zydus Pharmaceuticals USA Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical products market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, AbbVie Inc. and Alkermes PLC. Our competitors in the AvKARE segment are other wholesalers, including Cardinal Health, Inc., Cencora, Inc., McKesson Drug Co., and manufacturers / re-packagers such as Golden State Medical Supply.

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

With respect to our branded products, generic equivalents for branded pharmaceutical products are typically sold at lower prices than the branded products. The regulatory approval process in the U.S. and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and relies instead on the safety and efficacy of prior products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states allows, or in some instances mandates, a pharmacist to dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch-Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues and gross profit following the introduction of a competing generic product, even if subject to an existing patent. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expired or because our patent protection is not sufficiently broad or enforceable. For example, in 2025, we expect to lose exclusivity for RYTARY®, an extended-release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease.

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

The pharmaceutical industry has also in recent years been the subject of significant publicity regarding the pricing of pharmaceutical products more generally, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive. Even if we may have reduced the prices we charge our customers for certain products, often consumers do not see similar reductions in the prices they paid. Any downward pricing pressure on the price of certain of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

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

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2024, our significant product families (defined as our top five products by annual revenue including both our Affordable Medicines and Specialty segments) accounted for 25% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

Our approved products may not achieve expected levels of market acceptance.

Even if we are able to obtain regulatory approvals for our new products, such as for CREXONT®, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:
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
•the healthcare providers’ willingness to prescribe medication based on perceptions, training, personal experiences and guidelines;
•the willingness of payers and insurance companies to cover or add products to their formularies;
•the willingness of hospitals and integrated delivery systems to stock or approve products on their formularies; and
•the acceptance of our products by government and private formularies.

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
Our four largest customers, Cencora, Inc., McKesson Drug Co., Cardinal Health, Inc. and CVS Health Corporation, accounted for approximately 70%, 70% and 71% of total net sales of products for the years ended December 31, 2024, 2023 and 2022, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition. In total, we currently have over 1,300 customers (including over 1,100 customers specific to our AvKARE segment), some of which are part of large purchasing groups.

We may experience declines in the sales volume and prices of our products as a result of the continuing trend of consolidation of certain customer groups, which could have a material adverse effect on our business, financial position and results of operations.

Our ability to successfully commercialize any generic or branded pharmaceutical product depends in large part upon the acceptance of the product by third parties, including pharmacies, government formularies, other retailers, physicians and patients. Therefore, our success will depend in large part on market acceptance of our products. We make a significant amount of our sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of our pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, potentially enable such groups to demand larger price discounts on our products. For example, large wholesalers and retailer customers have formed alliances, such as Walgreens and Cencora, Inc., Rite Aid and McKesson Drug Company, and CVS Caremark and Cardinal Health. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

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

Changes in trade policy, including the imposition of tariffs may adversely affect our business, results of operations and financial condition.

The U.S. and various foreign governments have established certain trade and tariff requirements. From time to time, the U.S. government has indicated a willingness to revise or renegotiate tariffs on certain goods imported into the U.S. Since we rely on APIs, packaging and other components and finished pharmaceutical products from China, India, and certain countries in the European Union, such steps, if adopted, could adversely impact our business, increase our costs, and make our products less competitive.

On February 1, 2025, President Trump announced a 10% additional tariff on imports from China and has expressed the possibility of imposing tariffs on imports from the European Union and India. In addition, on February 13, 2025, President Trump announced a plan to establish reciprocal tariffs with nations that impose tariffs on U.S. products, and directed relevant segments of the U.S. government to assess harm of non-reciprocal trade arrangements and to generate a report of that assessment within 180 days. Reciprocal tariffs may be imposed prior to completion of the report. There also have been statements by the Trump Administration regarding a 25% tariff on pharmaceutical products. For the year ending December 31, 2025, we estimate the impact of tariffs currently imposed on our imports from China will not be material. We are unable to estimate the impacts of any tariffs that have not yet been imposed by the U.S. government.

The time necessary to develop generic drugs may adversely affect whether, and the extent to which, we receive a return on our capital.

We generally begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand-name drug equivalent. The development process, including drug formulation, testing, and FDA review and approval, often takes three or more years, and is informed by factors outside of our control, including but not limited to, FDA staffing and policy changes. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the over-the counter (“OTC”) market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.

The risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products, which could have a material adverse effect on our business, results of operations and financial condition.

With respect to our branded products which do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval, which is informed by factors outside of our control, including but not limited to, FDA staffing and policy changes. There are substantial filing fees for NDAs that are not refundable if FDA approval is not obtained.

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

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our IT systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our IT infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use IT networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our IT infrastructure; as a result we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our IT systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, such as phishing or ransomware attacks, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including as a result of extreme weather events, such as fires, floods, hurricanes, or tornadoes or as the result of the use of AI or other new technologies. For example, in 2024, CrowdStrike Holdings, Inc., a cybersecurity vendor, distributed a faulty software update that caused widespread problems with computers running Microsoft Windows as their operating system, which impacted individual, business and government users globally. While the Company was impacted by this faulty update, affected systems were remediated within seven business days, with minimal disruption and no material impact to the Company.

Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to mitigate these risks. Like other public companies, our computer systems and those of our third-party vendors and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious code (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations, which have caused, and may continue to cause, disruptions to our operations. For example, we have been the victim of phishing attempts, some of which have been successful in evading detection and blocking. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. Over time, however, the sophistication of these threats continues to increase. Our reliance on unsupported and vulnerable operating systems and other software in certain cases may increase both the likelihood and potential severity of cyber incidents. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. Our efforts may not prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Artificial intelligence-based platforms may present new risks and challenges to our business.

AI technologies may exacerbate existing risks, including risks associated with data privacy, cybersecurity, IP, healthcare fraud and abuse, drug development and manufacturing, and risks to patients or human subjects in clinical trials. AI also introduces new risks, due to the autonomous nature of the technology, which, in some cases, may be deployed to perform tasks, inform decisions, automate decisions, and make predictions, sometimes using unverified or false information. AI may amplify biased and discriminatory decision making, perform unreliably and malfunction, generate insights which are difficult to interpret and explain, and cause direct harm to individuals or groups.

Regulators are proposing, adopting, and implementing new AI laws and regulations. We may be required to change our business practices and policies as a result of such laws and regulations and may incur substantial compliance-related costs. Regulators are also using existing laws and regulations to take enforcement actions related to the deployment of AI in ways that result in non-compliance with current laws and regulations. If we fail to comply with AI laws and regulations, we may be subject to sanctions, fines, and reputational damage, orders to stop certain processing of personal data, orders to delete certain data or destroy AI algorithms derived from data collects, legal action on behalf of impacted individuals or other enforcement or other actions. If we or our vendors using AI technologies fail to take steps to protect our confidential data, trade secrets, IP and personal data, we may be subject to legal, regulatory, financial, and reputational risks.

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

The majority of our products are produced at a limited number of locations, and a business interruption at one or more of these locations or within our supply chain could have a material adverse effect on our business, financial position and results of operations.

We produce the majority of the products that we manufacture at our manufacturing facilities in New York, New Jersey and India, as well as at certain third-party suppliers, one of which is located in Taiwan. Disruptions at these facilities or within our supply chain can occur for many reasons, including events unrelated to us or beyond our control, such as fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, pandemic diseases or viral contagions, and acts of war or terrorism. For example, in November 2023, the Houthi movement, which controls parts of Yemen, began attacking merchant ships in the Red Sea disrupting global supply chains; while the attacks have largely abated since late 2024, it is possible they will resume. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of extreme weather events experienced over the past several years presents an alarming trend. Extreme weather events have compromised our facilities in the past and may do so in the future. Furthermore, work stoppages, whether union-organized or not, can also disrupt operations. Business interruption could also be caused by compliance failures. A significant disruption at any of these facilities or otherwise within our supply chain, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis or at all, which could have a material adverse effect on our business, financial position and results of operations.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market LLC (“Nasdaq”) and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Concern over severe weather may also result in new or additional legal or regulatory requirements designed to mitigate the effects of severe weather on the environment and businesses. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, as well as an increase in costs associated with monitoring, tracking and reporting ESG related information to regulatory bodies, which may adversely affect our business, results of operations or financial condition. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. These opposing views may also be adopted by our investors.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us. Other U.S. states’ legislatures are considering enactment of similar rules and regulations. In addition, the European Union (“EU”) enacted the Corporate Sustainability Reporting Directive (“CSRD”) legislation in January 2023 which requires certain reporting and disclosure starting during the first quarter of 2026 of calendar year 2025 data relating to ESG matters for companies whose business and assets exceed certain thresholds within EU countries. Due to our subsidiaries in Ireland, the CSRD requirements will apply to us for 2025 reporting, which will require significant preparatory work to comply with the reporting rules. Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic and/or biosimilar pharmaceutical products, as well as patent infringement litigation in which other generic/biosimilar companies challenge the validity or enforceability of our patents and/or their applicability to their generic/biosimilar pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic and/or biosimilar pharmaceutical companies related to the manufacture, marketing and sale of generic/biosimilar versions of branded drugs for their review. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” patent settlement agreements between brand and generic/biosimilar companies could violate the antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason” test to determine whether they violate the federal antitrust laws. This holding has resulted in heightened scrutiny of such settlement agreements by the FTC and state and local authorities, and has increased the risk of liability in pending antitrust litigation brought by private plaintiffs. The FTC has brought actions against parties to such settlement agreements, including us, and we have become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, have also become more active in bringing private litigation claims against us and other brand and generic/biosimilar pharmaceutical companies alleging that such settlement agreements violate the antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, state and local authorities, or private plaintiffs, may commence an action against us alleging violations of the antitrust laws. We have been and are currently involved in private antitrust actions involving certain settlement agreements as described in Note 20. Commitments and Contingencies — Other Litigation Related to the Company’s Business.

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

State governments have also taken steps to impose surcharges or taxes on opioid manufacturers or distributors. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. Refer to Note 20. Commitments and Contingencies — Civil Prescription Opioid Litigation for more information regarding opioid-related litigation, including a nationwide settlement in principle, involving us.

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

The domestic and foreign laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, as a means of inducing, or in exchange for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) U.S. federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and our implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information and place restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians, physician assistants, advanced practice nurses and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members, and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TRICARE program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health and other sensitive information in certain circumstances, such as the requirements under the European Union’s General Data Protection Regulation and certain U.S. state privacy laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of certain of these laws, including the fraud and abuse laws may result in severe penalties against us and/or our responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Additionally, these risks may be compounded by our rapid international expansion, as each international jurisdiction has its own legal and regulatory requirements. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that we could incur judgments or enter into settlements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

Congress may institute changes to the FDA’s user fee structures, such as implementing new or additional fees similar to the fees imposed under GDUFA III, which may make it more difficult or expensive for us to obtain approval for our new generic products. The FDA may also implement changes to the ANDA approval or post-approval regulatory requirements that may directly affect some of our ANDA filings pending approval from the FDA or our already-approved products, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects or the marketing of certain approved products. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

As part of commercializing our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from governmental authorities and private health insurers and other organizations, such as HMOs and managed care organizations (“MCOs”). The drug pricing reforms in the IRA have impacted, and may impact in the future, the prices of certain of our products. For example, rebates related to the IRA reduced our net revenue for the years ended December 31, 2024 and 2023 by $8.0 million and $7.9 million, respectively. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as “healthcare reform.” A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. For example, the legislation includes measures that (i) significantly increase Medicaid rebates through the expansion of the program; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) apply a 75% discount to Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the CMS within the Department of Health and Human Services.

The CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the Medicare Part D benefit, and the Office of Inspector General has issued regulations and other guidance in connection with the Medicare Part D program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no guarantee that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of those products, which could significantly harm our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could materially adversely affect our anticipated revenues and results of operations. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on our business. Future rulemaking and reform, including repeal of existing laws, including healthcare reform laws, with respect to the healthcare and pharmaceutical industries, could increase rebates, reduce prices or the rate of price increases for healthcare products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rule making, reform or repeal of healthcare laws.

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

Our AvKARE segment generates a substantial amount of its net revenue from government contracts. Contracts with federal, state, and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance, and are subject to regular audits and investigations. Any failure by us to comply with the government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from future government business. Such failures could also cause reputational damage to our business. In addition, some of AvKARE’s contracts provide for termination by the government, without cause. If one or more of our government contracts is suspended or terminated, or if there are executive or congressional actions that block, freeze or otherwise impact federal government spending, including government shutdowns, or if we are suspended, debarred or otherwise restricted from future government work, our business, results of operations and financial condition could suffer.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial health.

As of December 31, 2024, we had $2.6 billion of total indebtedness, comprised of $2.3 billion, $192.0 million and $100.0 million in borrowings outstanding on the Term Loan Due 2028, Term Loan Due 2025 and Amended New Revolving Credit Facility, respectively. As of December 31, 2024, we had an ability to borrow up to an additional $523.2 million under our revolving credit facilities, comprised of $495.2 million and $28.0 million of available capacity under the Amended New Revolving Credit Facility and the Amended Rondo Revolving Credit Facility, respectively. In January 2025, the Company used $190.0 million of available funds under the Amended New Revolving Credit Facility to pay the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, along with cash on hand.

Our substantial level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;
•expose us to unhedged interest rate fluctuations (such as recent increases in interest rates from 2022 through 2023) because the interest on certain debt under the credit facilities is imposed at variable rates;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including interest payments), thereby reducing the availability of cash flow for operations and other purposes;
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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2024, we had approximately $2.6 billion of total indebtedness. In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand. During 2025, we expect to make $58.8 million in principal payments on the Term Loan Due 2028. We expect to make interest payments totaling $226.9 million, excluding the impact of our interest rate swap and borrowings under our Amended New Revolving Credit Facility, during 2025 related to the Term Loan Due 2028. Refer to Note 15. Debt and “Commitments and Contractual Obligations” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate. The “Pillar One” global profit allocation proposal would not apply to us, because it generally applies to companies with global revenues exceeding €20 billion (approximately $21 billion using the exchange rate as of December 31, 2024). The “Pillar Two” proposal focuses on a global minimum tax of at least 15%. Legislation for the “Pillar Two” proposal, applying to us, has been enacted in Ireland, and was effective with the financial year beginning on January 1, 2024. As the tax rates of the other jurisdictions in which we operate exceed 15%, we do not believe there is any potential additional exposure besides in Ireland.
We assessed that no top-up tax under Pillar 2 of the OECD Inclusive Framework on Base Erosion and Profit Shifting is expected to be due for the year ended December 31, 2024. This assessment is based on the application of safe harbor provisions available in all relevant jurisdictions including UK, Germany, Ireland, Switzerland, U.S. and India.

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

Generic pharmaceuticals have faced regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. If these trends continue or worsen, or if we experience further difficulty in this market or the specialty market, our revenues and profits in our Affordable Medicines and Specialty segments may continue to be affected adversely. A decline in our market capitalization, even if otherwise due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill in both our Affordable Medicines and Specialty segments and cause us to conduct an interim impairment test. A determination that all or a portion of our goodwill or other intangible assets is impaired, although a non-cash charge against earnings, could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Tax Receivable Agreement

We are required under a tax receivable agreement to make cash payments in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to a tax receivable agreement (“TRA”) with each of the members of the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (“Members” or the “Amneal Group”), dated May 4, 2018. On November 7, 2023, the TRA was amended as part of the Reorganization, and it may be further amended or supplemented from time to time. Under the November 7, 2023 amendment, the parties agreed to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized tax benefits. Therefore, under the TRA, we will be required to make cash payments to the Members and their permitted transferees equal to 75% of certain attributed tax benefits, if any, that we actually realize. The amount of cash payments that we will be required to make under the TRA may be significant.

For the years ended December 31, 2024, 2023 and 2022, we recorded expenses associated with the TRA in total other expense, net of $50.7 million, $3.1 million and $0.6 million, respectively, as a result of the realization of cash tax savings from the TRA attributes for those years. As of December 31, 2024 and 2023, we had a TRA liability of $53.9 million and $3.7 million, respectively. Should we determine that deferred tax assets (“DTAs”) subject to the TRA with a valuation allowance are realizable in a future period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted by these matters. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. If utilization of our DTAs becomes more-likely-than-not in the future, at such time, we could incur obligations approximating the $133.8 million unrecorded contingent TRA liability as of December 31, 2024.

The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income and the tax rate in effect at the time of realization of the taxable income (the TRA liability is determined based on a percentage of the corporate tax savings from the use of the TRA’s attributes). Because the Amneal Group has sold or exchanged all of their common units, as of the Reorganization, there is no longer the associated risk of increased future obligations under the TRA (i.e., there cannot be further sales or exchanges giving rise to increased TRA liability occurring subsequent to December 31, 2023).

In certain cases, payments under the TRA to the Members or their permitted transferees may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA continues to provide that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the TRA, then our obligations under the TRA to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. The parties agreed that there was no change of control from the Reorganization.

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

As of December 31, 2024, the Amneal Group controlled the majority of the voting power of all of our outstanding shares of common stock. Accordingly, the Amneal Group has substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. This concentrated control could discourage a potential investor from seeking to acquire Class A common stock and, as a result, might harm the market price of that Class A common stock.

Through its control of a majority of our voting power and the provisions set forth in our charter, bylaws and our Third Amended and Restated Stockholders Agreement, dated November 7, 2023 (as amended to date, the “Stockholders Agreement”), the Amneal Group has the ability to designate and elect a majority of our board of directors. As of December 31, 2024, six out of eleven members of our board of directors (the “Board of Directors”), have been designated by the Amneal Group. The Amneal Group has control over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse to such interests.

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
•multi-factor authentication for remote access and certain internal systems;
•data loss prevention for email traffic containing sensitive information;
•domain name service threat detection; and
•internal incident response procedures based on NIST Special Publication 800-61.

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
Incident Response

Cybersecurity incident response procedures are informed by NIST Special Publication 800-61, and continuously improved following periodic exercises and live incidents. Incident response emphasizes rapid containment following detection of a range of threats including:
•suspicious repeated login failures;
•suspicious network traffic;
•malware detection; and
•other threats as prioritized through a combination of industry threat intelligence via the Healthcare Information Sharing and Analysis Center and the Company’s security operation center.

Third-party Risk Management

We focus on further building cybersecurity resiliency throughout our value chain. We perform risk management via an industry third-party risk management service provider for all critical vendors, partners, and systems (including third-party hosted information systems) meeting our risk management policy criteria, to minimize the likelihood and impact of malicious cybersecurity incidents. During the onboarding phase, our cybersecurity team under the direction of the Sr. Director Information Security, Compliance, and Privacy, performs a technological risk assessment on, and utilizes certain tools to detect external risk posed by, the vendor, partner and/or system. Vendors identified as posing elevated risk are escalated to senior management for informed risk tolerance determination. Following the onboarding phase, the cybersecurity team continuously monitors risks related to the vendor, partner and/or system. All third-party cybersecurity incidents are tracked though the third-party service provider and are communicated to our cybersecurity team upon discovery. We prioritize our mitigation of cybersecurity risks based on relative likelihood and severity (e.g., critical risk, high risk, low risk) and document a mitigation plan that details a resolution timeline.

Risks

Identified cybersecurity risks, including third-party risks and internal risks, are documented and managed in a risk register, which is reviewed regularly with leaders of our internal audit, compliance, and IT departments to ensure visibility and consensus in a separation-of-duties structure. Risks are stratified according to a standard calculus of probability, severity and materiality.

As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, a significant cybersecurity incident may materially impact our business strategy, results of operations and financial condition. Such significant cybersecurity incidents include, but are not limited to:
•ransomware infiltrating our critical systems resulting in production delays and/or loss of critical information;
•cyber theft of our IP;
•cyber theft of employee and family member, customer and/or patient information;
•cyberattack on a critical partner that disrupts our supply chain and/or services; and,
•cyberattacks that significantly impact our brand perception.

As discussed more fully under Part 1, Item 1A, Risk Factors, “We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks,” the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

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

Management Oversight

Our IT department, in conjunction with the compliance department, assess and manage risks related to cybersecurity. The Senior Director of Global Information Security, Compliance and Privacy, is the primary management personnel responsible for our cybersecurity program. He has more than twenty years of experience as an information security specialist and holds various cybersecurity professional certifications, including as a Certified Information Security Manager by the Information Systems Audit and Control Association and a Certified Information Systems Security Professional by the International Information System Security Certification Consortium. In addition, the department heads for IT and internal audit have industry recognized credentials and extensive experience in the area of cybersecurity. Specific cybersecurity incidents are tracked by a third-party service provider through a ticketing system.

Should cybersecurity issues arise throughout the quarter, management would determine whether a cybersecurity incident was material and decide on appropriate reporting and mitigation measures. Following this determination, management would promptly schedule a meeting with the Audit Committee.
Item 2. Properties
Amneal owns or leases numerous properties in domestic and foreign locations. Amneal’s principal properties include manufacturing facilities, R&D laboratories, warehouses, and corporate offices. Our properties are generally used to support the operations of our Affordable Medicines, Specialty and AvKARE segments.

Our significant properties are as follows:

Property Address	Legal Status	Purpose
Bridgewater, New Jersey	Leased	Executive Office
Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
Glasgow, Kentucky	Leased	Warehouse
Yaphank, New York	Leased	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Glasgow, Kentucky	Leased	Warehouse
Piscataway, New Jersey	Leased	Warehouse
Piscataway, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	R&D, Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Warehouse
East Hanover, New Jersey	Leased	Warehouse
Bridgewater, New Jersey	Leased	R&D
Yaphank, New York	Leased	Manufacturing, R&D, Quality and Regulatory
Pulaski, Tennessee	Leased	Warehouse and office space
Philadelphia, Pennsylvania	Leased	Warehouse and office space
Fountain Run, Kentucky	Leased	Warehouse and office space
Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
Ahmedabad, Gujarat, India	Owned	Oral Solids Manufacturing and R&D
Matoda, Gujarat, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Ahmedabad, Gujarat, India	Leased	R&D (Injectables), Corporate Office
Ahmedabad, Gujarat, India	Leased	Corporate Office
Mahabubnagar, Telangana, India	Leased	Oncology R&D and Manufacturing
Visakhapatam, Apandhra Pradesh, India	Owned	API Manufacturing and R&D
Bharuch, Gujarat, India	Leased	API Manufacturing
Ahmedabad, Gujarat, India	Leased	R&D
Mehsana, Gujarat, India	Owned	Injectables Manufacturing
Ahmedabad, Gujarat, India	Leased	Office space
Ahmedabad, Gujarat, India	Owned	Injectables Manufacturing and R&D
Mumbai, Maharashtra, India	Leased	Office Space
Ahmedabad, Gujarat, India	Leased	Warehouse
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 20. Commitments and Contingencies and is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A common stock trades under the symbol “AMRX” on the Nasdaq. According to the records of our transfer agent, we had 154 holders of record of our Class A common stock as of February 14, 2025. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A common stock with the cumulative total returns of the Nasdaq Composite Total Return Index, the Russell 2000 Index and the Dow Jones U.S. Select Pharmaceuticals Index for the period from December 31, 2019 to December 31, 2024, assuming the investment of $100 on December 31, 2019, and the reinvestment of dividends. For the years ended December 31, 2024 and December 31, 2023, we utilized the Russell 2000 Index as a broad equity market index for purposes of meeting the disclosure requirements of Regulation S-K Item 201(e)(1)(i) and the Dow Jones U.S. Select Pharmaceuticals Index as a published industry index for purposes of meeting the disclosure requirements of Regulation S-K Item 201(e)(1)(ii)(A). The Class A common stock price performance shown on the graph only reflects the change in our Class A common stock price relative to the noted indices and is not necessarily indicative of future price performance.

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
3/31/2024
6/30/2024
9/30/2024
12/31/2024

Dividends
We have never paid cash dividends on any class of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business or to reduce our debt.
Issuer Purchases of Equity Securities
We did not purchase any shares of our Class A common stock during the three months ended December 31, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a global pharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines. Our Affordable Medicines segment includes retail generics, injectables, and biosimilars. In our Specialty segment, we offer a portfolio of branded pharmaceuticals focused primarily on central nervous system and endocrine disorders. Through our AvKARE segment, we are a distributor of pharmaceuticals and other products for the U.S. federal government, retail, and institutional markets. We operate principally in the United States (“U.S.”), India, and Ireland. Refer to the section “Segments” below for an overview of our segments, including the change in name of the Affordable Medicines segment.
Prior to the Reorganization (as defined herein), we were a holding company, whose principal assets were common units (the “Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). As of September 30, 2023, we held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, we implemented a plan pursuant to which we and Amneal reorganized and simplified our corporate structure by eliminating our umbrella partnership-C-corporation structure and converting to a more traditional structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, we hold 100% of the Amneal Common Units and consolidate the financial statements of Amneal and its subsidiaries. Refer to Note 1. Nature of Operations in our consolidated financial statements for additional information about the Reorganization.
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
For a discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Results of Operations” and “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 14, 2024.
Overview
Segments
We have three reportable segments: Affordable Medicines (formerly known as Generics), Specialty, and AvKARE.
During the fourth quarter of 2024, we changed the name of our Generics segment to “Affordable Medicines” to reflect the full product offering of the segment. The segment name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any changes to our historical segment results.
Affordable Medicines
Our Affordable Medicines segment includes approximately 270 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals. We focus on developing products that have substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges.
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

Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders. Our portfolio of products includes CREXONT® (combination of carbidopa and levodopa extended release capsules), RYTARY® (extended release oral capsule formulation of carbidopa-levodopa), UNITHROID® (levothyroxine sodium), and ONGENTYS® (opicapone). On August 7, 2024, the FDA approved our new drug application (“NDA”) for CREXONT®, previously referred to as IPX203. In September 2024, we began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, Parkinson’s disease caused by infection or inflammation of the brain, or Parkinson’s disease-like symptoms that may result from carbon monoxide or manganese poisoning in adults. RYTARY® is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. ONGENTYS® is an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes, which we commenced selling in early 2024 under a license agreement with BIAL-Portela & Ca., S.A. UNITHROID®, indicated for the treatment of hypothyroidism, is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc.
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
AvKARE
Our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on entities that provide care to low-income and uninsured patients. Operating results for the sale of Amneal products by AvKARE are included in our Affordable Medicines reportable segment.
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to Item 1. Business and Item 1A. Risk Factors in this Form 10-K.
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business did not experience a material increase in costs due to inflation for the year ended December 31, 2024. We do not expect a material impact related to inflation for the year ending December 31, 2025. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations (dollars in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Net revenue	$2,793,957	$2,393,607	$400,350	16.7%
Cost of goods sold	1,773,519	1,573,042	200,477	12.7%
Gross profit	1,020,438	820,565	199,873	24.4%
Selling, general and administrative	476,436	429,675	46,761	10.9%
Research and development	190,714	163,950	26,764	16.3%
In-process research and development impairment charges	—	30,800	(30,800)	(100.0)%
Intellectual property legal development expenses	5,845	3,828	2,017	52.7%
Restructuring and other charges	2,355	1,749	606	34.6%
Change in fair value of contingent consideration	(930)	(14,497)	13,567	(93.6)%
Charges related to legal matters, net	96,692	1,824	94,868	nm
Other operating income	—	(1,138)	1,138	(100.0)%
Operating income	249,326	204,374	44,952	22.0%
Total other expense, net	(304,339)	(244,644)	(59,695)	24.4%
Loss before income taxes	(55,013)	(40,270)	(14,743)	36.6%
Provision for income taxes	18,863	8,452	10,411	123.2%
Net loss	$(73,876)	$(48,722)	$(25,154)	51.6%
nm - not meaningful
Net Revenue
Net revenue for the year ended December 31, 2024 increased 16.7% from the prior year primarily due to:
•Growth in our Affordable Medicines segment of $213.9 million, primarily due to new products launched in 2024 and 2023, which included biosimilars that contributed $59.7 million of year-over-year growth and other new products that contributed $144.1 million of year-over-year growth, and strong volume growth, partially offset by price erosion. Net revenue for the year ended December 31, 2023 included a non-recurring customer order of $21.0 million.
•Growth in our AvKARE segment of $131.2 million primarily driven by growth in our distribution and government channels resulting from new product introductions.
•Growth in our Specialty segment of $55.3 million primarily driven by a $44.7 million increase in our promoted Parkinson’s franchise, of which $16.6 million was comprised of sales of ONGENTYS®, which launched in January 2024, and initial sales of CREXONT®, which launched in September 2024. Additionally, growth in our promoted endocrinology portfolio of $20.8 million was partially offset by declines in our non-promoted products.
Cost of Goods Sold and Gross Profit

Cost of goods sold increased 12.7% for the year ended December 31, 2024 as compared to the prior year. The increase in cost of goods sold was primarily due to increased AvKARE and Affordable Medicines volume, increased plant and freight costs, and an increased inventory provision, partially offset by efficiencies in our supply costs. Cost of goods sold for the year ended December 31, 2023 included $11.0 million associated with the non-recurring customer order in our Affordable Medicines segment discussed above and a marketed product intangible asset impairment charge of $34.1 million in our Specialty segment related to a reduction in the promotional focus on LYVISPAH®.

Gross profit as a percentage of net revenue increased to 36.5% for the year ended December 31, 2024 from 34.3% in the prior year, primarily as a result of the factors noted above.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 increased 10.9% as compared to the prior year primarily due to increases in employee compensation, promotion associated with ONGENTYS® and CREXONT®, increased expenses associated with our growing biosimilars, and annual fees assessed on branded prescription drug manufacturers, which are also applicable to certain of our Affordable Medicines products.
Research and Development
Research and development (“R&D”) expenses for the year ended December 31, 2024 increased 16.3% from the prior year primarily due to an increase in in-licensing and upfront milestone payments of $30.0 million, including $20.0 million associated with our exclusive license of Omalizumab (refer to Note 23. Related Party Transactions for additional information), partially offset by operating efficiencies in our infrastructure.
In-Process Research and Development Impairment Charges
In process research and development (“IPR&D”) impairment charges of $30.8 million for the year ended December 31, 2023 were related to one Affordable Medicines asset and one Specialty asset, both of which experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows.
Change in Fair Value of Contingent Consideration
The year-over-year variance of $13.6 million in change in fair value of contingent consideration for the year ended December 31, 2024 as compared to the prior year was primarily related to a reduction in promotional focus on LYVISPAHTM during the year ended December 31, 2023. Refer to Note 18. Fair Value Measurements for additional information.
Charges Related to Legal Matters, Net
For the year ended December 31, 2024, charges related to legal matters, net of $96.7 million were primarily associated with an Affordable Medicines settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S.
For the year ended December 31, 2023, charges related to legal matters, net of $1.8 million were comprised of $3.9 million in charges associated with Affordable Medicines civil prescription opioid litigation, a $3.0 million charge for the settlement of an Affordable Medicines customer claim, a $3.0 million charge for the settlement of Affordable Medicines commercial antitrust litigation, and a $1.9 million charge for the settlement of a corporate stockholder derivative lawsuit, partially offset by $10.0 million from the settlement of Affordable Medicines patent infringement matters.
For additional information, refer to Note 20. Commitments and Contingencies.
Total Other Expense, Net
Total other expense, net increased 24.4% for the year ended December 31, 2024. The increase was primarily driven by a $48.0 million increase in net interest expense as a result of higher rates on our variable rate debt and an increase in the average amount outstanding on our revolving credit facility throughout 2024, and a $47.6 million increase in our tax receivable agreement liability (refer to Note 6. Income Taxes for additional information), partially offset by a $40.8 million loss on refinancing the Term Loan Due 2025 and amending the New Revolving Credit Facility in 2023 (refer to Note 15. Debt for additional information).
Provision For Income Taxes
The provision for income taxes was $18.9 million and $8.5 million for the years ended December 31, 2024 and 2023, respectively. The effective tax rates for the years ended December 31, 2024 and 2023 were (34.3)% and (21.0)%, respectively. The change in the effective income tax rate for the year ended December 31, 2024 as compared to the prior year was primarily due to the timing and jurisdictional mix of income and the Reorganization, which resulted in allocating all of Amneal’s income to the Company. Refer to Note 6. Income Taxes for additional information.

Affordable Medicines
The following table sets forth the results of operations for our Affordable Medicines segment (dollars in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Net revenue	$1,685,263	$1,471,401	$213,862	14.5%
Cost of goods sold	1,011,363	913,869	97,494	10.7%
Gross profit	673,900	557,532	116,368	20.9%
Selling, general and administrative	129,578	119,912	9,666	8.1%
Research and development	171,771	132,233	39,538	29.9%
In-process research and development impairment charges	—	26,500	(26,500)	(100.0)%
Intellectual property legal development expenses	5,685	3,708	1,977	53.3%
Restructuring and other charges	70	211	(141)	(66.8)%
Charges (credit) related to legal matters, net	96,692	(64)	96,756	nm
Other operating income	—	(1,138)	1,138	(100.0)%
Operating income	$270,104	$276,170	$(6,066)	(2.2)%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the year ended December 31, 2024 increased 14.5% as compared to the prior year, primarily due to new products launched in 2024 and 2023, which included biosimilars that contributed $59.7 million of year-over-year growth and other new products that contributed $144.1 million of year-over-year growth, and strong volume growth, partially offset by price erosion. Net revenue for the year ended December 31, 2023 included a non-recurring customer order of $21.0 million.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the year ended December 31, 2024 increased 10.7% compared to the prior year primarily due to costs associated with increased sales volume and increased plant and freight costs and an increased inventory provision, partially offset by efficiencies in our supply costs. Cost of goods sold for the year ended December 31, 2023 included $11.0 million associated with the non-recurring customer order discussed above.
Affordable Medicines gross profit as a percentage of net revenue increased to 40.0% for the year ended December 31, 2024 from 37.9% in the prior year as a result of the factors described above.
Selling, General, and Administrative
Affordable Medicines SG&A for the year ended December 31, 2024 increased by 8.1% compared to the prior year primarily due to increases in employee compensation driven by infrastructure expansion and promotion associated with our biosimilar launches and the annual fees assessed on branded prescription drug manufacturers, which are also applicable to certain of our affordable medicine products, partially offset by reduced legal fees.
Research and Development
Affordable Medicines R&D expense for the year ended December 31, 2024 increased 29.9% as compared to the prior year primarily due to an increase in in-licensing and upfront milestone payments of $30.0 million, including $20.0 million associated with our exclusive license of Omalizumab (refer to Note 23. Related Party Transactions for additional information), partially offset by operating efficiencies.
In-Process Research and Development Impairment Charges
Affordable Medicines IPR&D impairment charges for the year ended December 31, 2023 were related to one asset that experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows.

Charges (Credit) Related to Legal Matters, Net
For the year ended December 31, 2024, Affordable Medicines charges related to legal matters, net of $96.7 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 20. Commitments and Contingencies for additional information.
For the year ended December 31, 2023, the Affordable Medicines credit related to legal matters, net was $(0.1) million, comprised of $10.0 million received from the settlement of patent infringement matters, net of $3.9 million in charges associated with civil prescription opioid litigation, a $3.0 million charge for the settlement of a customer claim, and a $3.0 million charge for the settlement of commercial antitrust litigation.
Specialty
The following table sets forth the results of operations for our Specialty segment (dollars in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Net revenue	$445,749	$390,457	$55,292	14.2%
Cost of goods sold	202,821	214,277	(11,456)	(5.3)%
Gross profit	242,928	176,180	66,748	37.9%
Selling, general and administrative	109,658	88,137	21,521	24.4%
Research and development	18,943	31,717	(12,774)	(40.3)%
In-process research and development impairment charges	—	4,300	(4,300)	(100.0)%
Intellectual property legal development expenses	160	120	40	33.3%
Restructuring and other charges	1,517	1,105	412	37.3%
Change in fair value of contingent consideration	(930)	(14,497)	13,567	(93.6)%
Operating income	$113,580	$65,298	$48,282	73.9%
Net Revenue
Specialty net revenue for the year ended December 31, 2024 increased 14.2% as compared to the prior year, primarily driven by a $44.7 million increase in our promoted Parkinson’s franchise, of which $16.6 million was comprised of sales of ONGENTYS®, which launched in January 2024, and initial sales of CREXONT®, which launched in September 2024. Additionally, growth in our promoted endocrinology portfolio of $20.8 million was partially offset by declines in our non-promoted products.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the year ended December 31, 2024 decreased 5.3% as compared to the prior year due to a marketed product intangible asset impairment charge of $34.1 million in 2023 related to reduced promotional focus on LYVISPAH®, partially offset by increased sales in our promoted products. Specialty gross profit as a percentage of net revenue increased to 54.5% for the year ended December 31, 2024 as compared to 45.1% in the prior year as a result of the factors described above.
Selling, General, and Administrative
Specialty SG&A expense for the year ended December 31, 2024 increased 24.4% as compared to the prior year primarily due to increases in promotional costs associated with ONGENTYS® and CREXONT®.
Research and Development
Specialty R&D expense for the year ended December 31, 2024 decreased 40.3% as compared to the prior year primarily due to reduced project spend of $8.6 million and reduced infrastructure costs.

Change in Fair Value of Contingent Consideration
The year-over-year variance of $13.6 million in change in fair value of contingent consideration for the year ended December 31, 2024 as compared to the prior year was primarily related to a reduction in promotional focus on LYVISPAHTM during the year ended December 31, 2023. Refer to Note 18. Fair Value Measurements for additional information.
AvKARE
The following table sets forth the results of operations for our AvKARE segment (dollars in thousands):

	Years Ended December, 31		Change
	2024	2023	$	%
Net revenue	$662,945	$531,749	$131,196	24.7%
Cost of goods sold	559,335	444,896	114,439	25.7%
Gross profit	103,610	86,853	16,757	19.3%
Selling, general and administrative	60,709	55,341	5,368	9.7%
Operating income	$42,901	$31,512	$11,389	36.1%
Net Revenue
AvKARE net revenue for the year ended December 31, 2024 increased 24.7% as compared to the prior year primarily driven by growth in our distribution and government channels resulting from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the year ended December 31, 2024 increased 25.7% as compared to the prior year, and gross profit as a percentage of net revenue decreased to 15.6% for the year ended December 31, 2024 from 16.3% in the prior year primarily due to the increase in sales through our lower margin distribution channel and an increased inventory provision.
Selling, General, and Administrative
AvKARE SG&A expense for the year ended December 31, 2024 increased 9.7% as compared to the prior year primarily due to higher sales-related expenses, increases in employee compensation and higher professional fees.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements (as defined and described in Note 15. Debt), including $495.2 million of available capacity on our Amended New Revolving Credit Facility and $28.0 million of available capacity under the Amended Rondo Revolving Credit Facility as of December 31, 2024. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $120.0 million during 2025 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, IT and facilities. Our 2025 estimate includes capital expenditures for our collaboration and supply agreement with Metsera, of which we expect Metsera to reimburse us approximately $20.0 million. We expect such reimbursements to primarily be included in our financing cash flows.
Debt Instruments
Over the next 12 months, we expect to make substantial payments for monthly interest and quarterly principal amounts due for our Term Loan Due 2028, monthly interest on our Amended New Credit Facility, and contractual payments for leased premises. In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term

Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
Annually, we are also required to calculate the amount of excess cash flow payments, as defined in our term loan agreements. Based on the results of the excess cash flows calculation for the years ended December 31, 2024, 2023 and 2022, no excess cash flows principal payments were required.
Settlement in Principle on Nationwide Civil Prescription Opioid Litigation
In late April 2024, we reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed by Attorneys General, political subdivisions and Native American tribes. Refer to Note 20. Commitments and Contingencies for additional information. Refer to Note 20. Commitments and Contingencies for additional information.
Tax Receivable Agreement
As part of the Reorganization, our existing tax receivable agreement (“TRA”) was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of December 31, 2024, the unrecorded contingent TRA liability, including the impact of the amendment, was $133.8 million.
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
For further information, refer to Item 1A. Risk Factors and Note 6. Income Taxes.
Tax-related Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company, and R&S. The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the year ended December 31, 2024, 2023 and 2022, we made cash tax distributions of $19.8 million, $14.2 million and $6.9 million, respectively, to the AvKARE Sellers. There was no liability for tax distributions payable to the AvKARE Sellers as of December 31, 2024 or 2023.
Development and Supply Agreement
Pursuant to a development and supply agreement with Kashiv Biosciences LLC (“Kashiv”) for a long-acting injectable, we paid Kashiv $10.0 million in February 2025 for the achievement of a regulatory milestone, which was accrued as of December 31, 2024. Refer to Note 23. Related Party Transactions for additional information.
Cash Balances
At December 31, 2024, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
For a discussion comparing of our cash flows for the fiscal years 2023 to 2022, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Cash provided by (used in):
Operating activities	$295,099	$345,577	$(50,478)	(14.6)%
Investing activities	(62,996)	(69,189)	6,193	(9.0)%
Financing activities	(211,791)	(212,573)	782	(0.4)%
Effect of exchange rate changes on cash	(999)	65	(1,064)	nm
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,313	$63,880	$(44,567)	(69.8)%
nm - not meaningful
Cash Flows from Operating Activities

Net cash provided by operating activities was $295.1 million for the year ended December 31, 2024 as compared to $345.6 million for the prior year. The year-over-year decrease in net operating cash flows for the year ended December 31, 2024 as compared to the prior year period was primarily driven by (i) lower collections of outstanding accounts receivable due to timing of sales in the quarter ended December 31, 2022, which benefited the year ended December 31, 2023 and (ii) receipt of a $21.4 million upfront payment associated with the license agreement with Orion Corporation during the year ended December 31, 2023, partially offset by (i) increased profitability adjusted for non-cash items, (ii) lower period over period payments associated with the Opana ER® antitrust litigation settlement and (iii) favorable working capital movements, most notably an increase in days payables outstanding.
Cash Flows from Investing Activities
Net cash used in investing activities was $63.0 million for the year ended December 31, 2024 as compared to $69.2 million for the prior year. The year-over-year decrease in net cash used in investing activities was primarily due to $12.0 million in proceeds from the sale of a subsidiary in India to a subsidiary of Kashiv in April 2024 (refer to Note 23. Related Party Transactions for additional information) and a year-over-year decrease in cash paid for intangible assets associated with marketed product licenses, partially offset by higher capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $211.8 million for the year ended December 31, 2024 was relatively flat compared to the prior year as a decrease in payments associated with refinancing our Term Loan Due 2025 in the prior year of $162.3 million and a reduction in tax distributions paid to non-controlling interests of $51.1 million were offset by a year-over-year decrease in net debt and financing leases of $207.8 million and an increase in employee payroll tax withholding on restricted stock unit vesting of $5.6 million. Refer to Note 15. Debt for additional information about the refinancing our Term Loan Due 2025. The decrease in tax distributions was the result of the Reorganization (refer to Note 21. Stockholders’ (Deficiency) Equity for additional information).

Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2024 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term Loan Due 2025 (1)	$191,979	$191,979	$—	$—	$—
Interest payments on Term Loan Due 2025 (1)	5,271	5,271	—	—	—
Term Loan Due 2028 (1)	2,292,856	58,791	117,582	2,116,483	—
Interest payments on Term Loan Due 2028 (1)	735,460	226,929	436,230	72,301	—
Amended New Revolving Credit Facility (2)	100,000	100,000	—	—	—
Operating lease obligations (3)	58,754	16,914	24,059	14,762	3,019
Financing lease obligation (4)	105,632	7,508	12,897	11,320	73,907
Tax receivable agreement liability (5)	53,885	2,985	50,900	—	—
Non-cancelable marketing and royalty obligations (6)	17,068	10,159	6,909	—	—
Total	$3,560,905	$620,536	$648,577	$2,214,866	$76,926
(1)A description of our Term Loan Due 2025 and Term Loan Due 2028, and related debt service and interest requirements is contained in Note 15. Debt. Interest on our Term Loan Due 2025 and Term Loan Due 2028 was calculated based on applicable rates at December 31, 2024, excluding the impact of our interest rate swap. In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
(2)A description of our Amended New Revolving Credit Facility is contained in Note 15. Debt. The table assumes the balance outstanding as of December 31, 2024 will be repaid or refinanced by December 31, 2025. The actual balance outstanding may fluctuate significantly in future periods. The interest rate on borrowings under the Amended New Revolving Credit Facility resets every 30, 90 or 180 days based on the term that we select. In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
(3)Amounts represent future minimum rental payments under non-cancelable facility leases. A discussion of our operating lease obligations is contained in Note 17. Leases.
(4)Amounts primarily represent future minimum rental payments under a non-cancelable financing lease obligation for a production facility in New York. A discussion of our financing lease obligations is contained in Note 17. Leases.
(5)Represents the tax receivable agreement liability as of December 31, 2024. A discussion on our tax receivable agreement is contained in Note 6. Income Taxes.
(6)Represents minimum sales and marketing spending obligations and a minimum royalty obligation.
The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements. Such payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 5. Alliance and Collaboration and Note 23. Related Party Transactions.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2024.
Critical Accounting Policies
Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies.
Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: certain sales-related deductions, business combinations, impairment of goodwill and intangible assets, income taxes and contingencies.
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
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Our reportable segments are the same as the respective operating segments and reporting units. As of December 31, 2024, $366.3 million, $161.7 million, and $69.5 million of goodwill was allocated to our Specialty, Affordable Medicines, and AvKARE segments, respectively. During the fourth quarter of 2024, we tested each of our reporting units for impairment using a quantitative assessment. The determination of fair value in the quantitative assessment required us to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to: the selection of appropriate peer group companies, the discount rate, terminal growth rates, forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. For more information about goodwill, including our interim impairment test, see Note 12. Goodwill and Other Intangible Assets. There was no impairment of goodwill in any reporting unit for the year ended December 31, 2024.
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
For the year ended December 31, 2024, intangible asset impairment charges were not material. For the year ended December 31, 2023, we recognized $66.9 million of intangible asset impairment charges, of which $36.1 million was recognized in cost of goods sold and $30.8 million was recognized in in-process research and development impairment charges. Cost of sales impairment charges for the year ended December 31, 2023 of $36.1 million primarily related to a reduction in promotional focus on LYVISPAH™ in our Specialty segment, resulting in significantly lower than expected future cash flows. IPR&D impairment charges for the year ended December 31, 2023 of $30.8 million were related to one Affordable Medicines asset and one Specialty asset, both of which experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows.
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
As of December 31, 2024, based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax loss and income both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs. Accordingly, as of December 31, 2024, this valuation allowance was $590.3 million and reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
As described in Item 1A. Risk Factors and Note 6. Income Taxes in our consolidated financial statements, we are a party to a TRA under which we are generally required to pay to the Amneal Group 75% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize and that are created as a result of tax benefits attributable to payments made under the TRA.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the tax rate in effect at the time of realization of the our taxable income. Because the Amneal Group has sold or exchanged all of their Amneal Common Units, effective with the Reorganization, there is no longer the associated risk of increased future obligations under the TRA (i.e., there cannot be further sales or exchanges giving rise to increased TRA liability occurring subsequent to December 31, 2023).

The projection of future taxable income involves significant judgment. Actual taxable income may differ materially from our estimates, which could significantly impact the timing and payment of the TRA. As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA; and, as of December 31, 2024 and 2023, we had not recognized the entire contingent liability under the TRA related to the tax savings we may realize from Amneal Common Units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these TRA liabilities (which amount to approximately $133.8 million as of December 31, 2024, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $53.9 million accrued as of December 31, 2024. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
Contingencies
We are involved in various litigation, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. Our legal proceedings are complex, constantly evolving and subject to uncertainty. As such, we cannot predict the outcome or impact of our legal proceedings.
While we believe we have valid claims and/or defenses for the matters described in Note 20. Commitments and Contingencies, the nature of litigation is unpredictable and the outcome of the proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, we accrue for a potential loss. When we have a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, we record the loss at the low end of the range. While these accruals have been deemed reasonable by our management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead us to subsequently change our estimates and assumptions. The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment.
The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from our estimates and could have a material adverse effect on our results of operations and/or cash flows in any given accounting period, or on our overall financial condition.
For further details, refer to Note 20. Commitments and Contingencies.

Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2024 and December 31, 2023.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed in Note 15. Debt, we are party to term loans with an aggregate principal amount of $2.5 billion, the Amended New Revolving Credit Facility and the Amended Rondo Revolving Credit Facility under which loans and letters of credit up to a principal amount of $495.2 million and $28.0 million are available as of December 31, 2024, respectively (principal amount of up to $20.2 million and $18.0 million remain available for letters of credit, respectively). The proceeds for any loans made under our asset backed revolving credit facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes. In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, we believe our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro and the Indian Rupee. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive loss. Transaction gains and losses are included in the determination of our net loss in our statements of operations. Such foreign currency transaction gains and losses include fluctuations related to long term intercompany loans that are payable in the foreseeable future.
While it is difficult to accurately measure the impact of inflation, we estimate our business did not experience a material increase in costs due to inflation for the year ended December 31, 2024. We do not expect a material impact related to inflation for the year ending December 31, 2025. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
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
At December 31, 2024 and 2023, we had $2.48 billion and $2.54 billion, respectively, of variable rate debt. Our debt as of December 31, 2024 comprised of our Term Loan Due 2028 with principal outstanding of $2.29 billion and our Term Loan Due 2025 with principal outstanding of $192.0 million. We estimated the fair values of the Term Loan Due 2028 and Term Loan Due 2025 using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2024 and 2023, we estimated the fair value of the Term Loan Due 2025 to be $192.6 million and $190.8 million, respectively. At December 31, 2024 and 2023, we estimated the fair value of the Term Loan Due 2028 to be $2.36 billion and $2.33 billion, respectively.
In October 2019, we entered into an interest rate lock agreement for a total notional amount of $1.3 billion whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Term Loan Due 2025 (the

“October 2019 Swap”). On May 31, 2023, we executed an amendment to the interest rate swap that changed the reference rate from LIBOR to the one-month secured overnight financing rate (“SOFR”). On November 14, 2023, in connection with our refinancing of the Term Loan Due 2025 and the New Credit Facility, as defined in Note 15. Debt, we novated the October 2019 Swap to another counterparty and, in connection with such novation, amended the October 2019 Swap. Specifically, the amendments modified (i) the fixed rate payable by the counterparty from 1.3660% to a new fixed rate of 2.7877% and (ii) extended the termination date through May 4, 2027 (i.e., one year before the Term Loan Due 2028 matures). The amendments did not change the notional amount of $1.3 billion. Refer to Note 19. Financial Instruments for additional information. At inception and at year end, we assessed hedge effectiveness and determined it to continue to be highly effective. We also reviewed the credit standing of the counterparty at year end and deemed the counterparties to have the ability to honor their obligations. The fair value of the variable-to-fixed interest rate swap was an asset of $35.9 million as of December 31, 2024. We estimated that a hypothetical 100 basis point increase in the forward one-month SOFR curve would potentially increase the fair value of the variable-to-fixed interest rate swap asset by $27.0 million as of December 31, 2024. We estimated that a hypothetical 100 basis point decrease in the forward one-month SOFR curve would potentially decrease the fair value of the variable-to fixed interest rate swap asset by $28.2 million as of December 31, 2024.
Increases or decreases in interest rates would affect our annual interest expense. Based on the principal amount of the Term Loan Due 2028 outstanding as of December 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $22.9 million, before the impact of the interest rate lock agreement discussed above. Based on the principal amount of the Term Loan Due 2025 outstanding as of December 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $1.9 million.
In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amneal Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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
February 28, 2025

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the 2025 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors”, “Our Management”, “Committees of the Board of Directors”, “Audit Committee”, “Corporate Governance” and, if included in the 2025 Proxy Statement, “Delinquent Section 16(a) Reports”.
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
Item 11. Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2025 Proxy Statement, which sections are incorporated in this Item 11 by reference to the extent required by this Item 11: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” and “Pay Versus Performance” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2025 Proxy Statement, which section is incorporated in this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2024, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,595,634	(1)	$4.86	(2)	23,723,461
Equity compensation plans not approved by security holders	—		—		—
Total	19,595,634		$4.86		23,723,461
(1)Equity compensation plans approved by security holders which are included in column (a) of the table are the amended and restated 2018 Incentive Award Plan (including 1,991,075 shares of Class A Common Stock to be issued upon exercise of outstanding options and 17,576,183 shares of Class A Common Stock to be issued upon vesting and settlement of outstanding restricted stock units (“RSUs”) and market performance-based restricted stock units (“MPRSUs”) subject to continued employment) and 28,376 of options remaining from the Impax Laboratories, Inc (“Impax”) option conversion associated with the acquisition of Impax on May 4, 2018. RSUs and MPRSUs included
71

in column (a) of the table represent the full number of RSUs and MPRSUs awarded and outstanding whereas the number of shares of Class A Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs and MPRSUs because their value is dependent upon attainment of continued employment or service and they are settled for shares of Class A Common Stock on a one-for-one basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in this Item 13 will be included in the following sections in the 2025 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The independent registered public accounting firm is Ernst & Young LLP, Iselin, NJ, PCAOB ID 42.
The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2025 Proxy Statement, which section is incorporated in this Item 14 by reference.
72

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Consolidated Financial Statements
Index to financial statements and supplementary data filed as part of this Report.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.
(a)(3) Exhibits
See the “Exhibit Index” prior to the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

73

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Medicaid Rebates

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2024, the Company had $135 million in accrued Medicaid and commercial rebates, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Sales Returns

Description of the Matter
As discussed in Note 4 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2024, the Company had $160 million in accrued returns allowance, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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
Iselin, New Jersey
February 28, 2025

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net revenue	$2,793,957	$2,393,607	$2,212,304
Cost of goods sold	1,773,519	1,573,042	1,427,596
Gross profit	1,020,438	820,565	784,708
Selling, general and administrative	476,436	429,675	399,700
Research and development	190,714	163,950	195,688
In-process research and development impairment charges	—	30,800	12,970
Intellectual property legal development expenses	5,845	3,828	4,358
Acquisition, transaction-related and integration expenses	—	—	709
Restructuring and other charges	2,355	1,749	1,421
Change in fair value of contingent consideration	(930)	(14,497)	731
Insurance recoveries for property losses and associated expenses, net	—	—	(1,911)
Charges related to legal matters, net	96,692	1,824	269,930
Other operating income	—	(1,138)	(3,960)
Operating income (loss)	249,326	204,374	(94,928)
Other (expense) income:
Interest expense, net	(258,595)	(210,629)	(158,377)
Foreign exchange (loss) gain, net	(6,846)	1,671	(12,364)
Loss on refinancing	—	(40,805)	(291)
Increase in tax receivable agreement liability	(50,680)	(3,124)	(631)
Other income, net	11,782	8,243	18,464
Total other expense, net	(304,339)	(244,644)	(153,199)
Loss before income taxes	(55,013)	(40,270)	(248,127)
Provision for income taxes	18,863	8,452	6,662
Net loss	(73,876)	(48,722)	(254,789)
Less: Net (income) loss attributable to non-controlling interests	(43,010)	(35,271)	125,241
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(116,886)	(83,993)	(129,548)
Accretion of redeemable non-controlling interest	—	—	(438)
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(116,886)	$(83,993)	$(129,986)

Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic and diluted	$(0.38)	$(0.48)	$(0.86)
Weighted-average common shares outstanding:
Basic and diluted	308,978	176,136	150,944
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(73,876)	$(48,722)	$(254,789)
Less: Net (income) loss attributable to non-controlling interests	(43,010)	(35,271)	125,241
Net loss attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	(116,886)	(83,993)	(129,548)
Accretion of redeemable non-controlling interest	—	—	(438)
Net loss attributable to Amneal Pharmaceuticals, Inc.	(116,886)	(83,993)	(129,986)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(5,788)	(1,059)	(26,891)
Unrealized (loss) gain on cash flow hedge, net of tax of $0	(1,168)	(48,497)	97,059
Reclassification of cash flow hedge to earnings, net of tax of $0	(26,205)	(3,366)	—
Less: Other comprehensive loss (income) attributable to non-controlling interests	—	9,875	(35,292)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(33,161)	(43,047)	34,876
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(150,047)	$(127,040)	$(95,110)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$110,552	$91,542
Restricted cash	7,868	7,565
Trade accounts receivable, net	775,731	613,732
Inventories	612,454	581,384
Prepaid expenses and other current assets	80,717	82,685
Related party receivables	484	955
Total current assets	1,587,806	1,377,863
Property, plant and equipment, net	424,908	447,574
Goodwill	597,436	598,629
Intangible assets, net	732,377	890,423
Operating lease right-of-use assets	31,388	30,329
Operating lease right-of-use assets - related party	10,964	12,954
Financing lease right-of-use assets	56,433	59,280
Other assets	60,133	55,517
Total assets	$3,501,445	$3,472,569
Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities:
Accounts payable and accrued expenses	$735,450	$534,662
Current portion of liabilities for legal matters	31,755	76,988
Revolving credit facility	100,000	179,000
Current portion of long-term debt, net	224,213	34,125
Current portion of operating lease liabilities	9,435	9,207
Current portion of operating lease liabilities - related party	3,396	2,825
Current portion of financing lease liabilities	3,211	2,467
Related party payables - short term	22,311	7,321
Total current liabilities	1,129,771	846,595
Long-term debt, net	2,161,790	2,386,004
Note payable - related party	—	41,447
Operating lease liabilities	24,814	24,095
Operating lease liabilities - related party	9,391	12,787
Financing lease liabilities	56,889	58,566
Related party payable - long term	50,900	11,776
Liabilities for legal matters - long term	85,479	316
Other long-term liabilities	26,949	29,679
Total long-term liabilities	2,416,212	2,564,670
Commitments and contingencies (Notes 5, 20 and 23)
Redeemable non-controlling interests	64,974	41,293
Stockholders’ (Deficiency) Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized at December 31, 2024 and 2023; none issued at both December 31, 2024 and 2023	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2024 and 2023; 309,881 and 306,565 shares issued at December 31, 2024 and 2023, respectively	3,099	3,066
Class B common stock, $0.01 par value, 300,000 shares authorized at December 31, 2024 and 2023; none issued at December 31, 2024 and 2023	—	—
Additional paid-in capital	560,206	539,240
Stockholders' accumulated deficit	(607,062)	(490,176)
Accumulated other comprehensive loss	(65,510)	(32,349)
Total Amneal Pharmaceuticals, Inc. stockholders' (deficiency) equity	(109,267)	19,781
Non-controlling interests	(245)	230
Total stockholders' (deficiency) equity	(109,512)	20,011
Total liabilities and stockholders' (deficiency) equity	$3,501,445	$3,472,569

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(in thousands)

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non- Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(116,886)	—	(475)	(117,361)	43,485
Foreign currency translation adjustments	—	—	—	—	(5,788)	—	(5,788)	—
Stock-based compensation	—	—	27,768	—	—	—	27,768	—
Exercise of stock options	397	4	1,150	—	—	—	1,154	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,919	29	(7,952)	—	—	—	(7,923)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(1,168)	—	(1,168)	—
Tax distributions, net	—	—	—	—	—	—	—	(19,804)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(26,205)	—	(26,205)	—
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Old PubCo				New PubCo
	Class A Common Stock		Class B Common Stock		Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	—	$—	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net (loss) income	—	—	—	—	—	—	—	(83,993)	—	4,728	(79,265)	30,543
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(433)	(626)	(1,059)	—
Stock-based compensation	—	—	—	—	—	—	26,822	—	—	—	26,822	—
Exercise of stock options	148	1	—	—	15	1	447	—	4	(2)	451	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,789	28	—	—	6	—	2,594	—	77	(5,069)	(2,370)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	—	—	—	—	(39,248)	(9,249)	(48,497)	—
Tax distributions, net	—	—	—	—	—	—	—	—	—	(56,684)	(56,684)	(14,199)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	—	—	—	—	(3,366)	—	(3,366)	—
Effect of the Reorganization	(154,427)	(1,543)	(152,117)	(1,522)	306,544	3,065	(182,252)	—	678	181,574	—	—
Balance at December 31, 2023	—	$—	—	$—	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Old PubCo
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	149,413	$1,492	152,117	$1,522	$658,350	$(276,197)	$(24,827)	$6,633	$366,973	$16,907
Net (loss) income	—	—	—	—	—	(129,548)	—	(141,036)	(270,584)	15,795
Foreign currency translation adjustments	—	—	—	—	—	—	(13,394)	(13,497)	(26,891)	—
Stock-based compensation	—	—	—	—	31,847	—	—	—	31,847	—
Exercise of stock options	207	2	—	—	615	—	—	45	662	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	1,870	20	—	—	817	—	(110)	(4,289)	(3,562)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	—	—	48,270	48,789	97,059	—
Tax distributions, net	—	—	—	—	—	—	—	(10,642)	(10,642)	(6,914)
Reclassification of redeemable non-controlling interests	—	—	—	—	—	(438)	—	(445)	(883)	883
Acquisition of non-controlling interest from Puniska Acquisition	—	—	—	—	—	—	—	—	—	(1,722)
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(73,876)	$(48,722)	$(254,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	236,191	229,400	240,175
Unrealized foreign currency loss (gain)	7,191	(768)	15,190
Amortization of debt issuance costs and discount	29,097	11,548	8,595
Reclassification of cash flow hedge	(26,205)	(3,366)	—
Loss on refinancing	—	40,805	291
Intangible asset impairment charges	920	66,932	24,081
Change in fair value of contingent consideration	(930)	(14,497)	731
Stock-based compensation	27,768	26,822	31,847
Inventory provision	96,558	74,686	51,096
Insurance recoveries for property and equipment losses	—	—	(1,000)
Other operating charges and credits, net	2,453	9,923	8,828
Changes in assets and liabilities:
Trade accounts receivable, net	(162,637)	126,289	(79,717)
Inventories	(130,530)	(126,182)	(102,396)
Prepaid expenses, other current assets and other assets	(959)	37,814	9,882
Related party receivables	482	(490)	646
Accounts payable, accrued expenses and other liabilities	235,135	(94,446)	109,568
Related party payables	54,441	9,829	2,072
Net cash provided by operating activities	295,099	345,577	65,100
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,924)	(43,216)	(46,407)
Acquisition of intangible assets	(14,650)	(22,388)	(41,800)
Deposits for future acquisition of property, plant, and equipment	(8,416)	(3,585)	(2,388)
Acquisitions of business	—	—	(84,714)
Proceeds from insurance recoveries for property and equipment losses	—	—	1,000
Proceeds from sale of subsidiary	11,994	—	—
Net cash used in investing activities	(62,996)	(69,189)	(174,309)
Cash flows from financing activities:
Payments of deferred financing, refinancing costs and debt extinguishment costs	(71)	(162,415)	(1,663)
Payments of principal on debt, revolving credit facility, financing leases and other	(188,918)	(414,080)	(123,272)
Proceeds from issuance of debt	—	217,732	—
Borrowings on revolving credit facility	48,000	219,000	85,000
Proceeds from exercise of stock options	1,154	451	662
Employee payroll tax withholding on restricted stock unit vesting	(7,952)	(2,378)	(3,571)
Payments of deferred consideration for acquisitions - related party	—	—	(44,498)
Acquisition of redeemable non-controlling interests	—	—	(1,722)
Tax distributions to non-controlling interest	(19,804)	(70,883)	(17,556)
Repayment of related party note	(44,200)	—	—
Net cash used in financing activities	(211,791)	(212,573)	(106,620)
Effect of foreign exchange rate on cash	(999)	65	(5,683)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,313	63,880	(221,512)
Cash, cash equivalents, and restricted cash - beginning of period	99,107	35,227	256,739
Cash, cash equivalents, and restricted cash - end of period	$118,420	$99,107	$35,227
Cash and cash equivalents - end of period	$110,552	$91,542	$25,976
Restricted cash - end of period	7,868	7,565	9,251
Cash, cash equivalents, and restricted cash - end of period	$118,420	$99,107	$35,227

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$263,518	$192,806	$142,722
Cash paid, net for income taxes	$15,220	$2,496	$12,649

Supplemental disclosure of non-cash investing and financing activity:
Contingent consideration for acquisition	$—	$—	$8,796
Payable for acquisition of product rights and licenses	$3,900	$2,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a global biopharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines. The Company’s Affordable Medicines segment includes retail generics, injectables, and biosimilars. In its Specialty segment, the Company offers a portfolio of branded pharmaceuticals focused primarily on central nervous system and endocrine disorders. Through the Company’s AvKARE segment, it is a distributor of pharmaceuticals and other products for the U.S. federal government, retail, and institutional markets. The Company operates principally in the United States (“U.S.”), India, and Ireland. Refer to Note 25. Segment Information for an overview of our segments, including the change in segment name from “Generics” to “Affordable Medicines” during the fourth quarter of 2024.
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
Contingent consideration
Business acquisitions may include future payments that are contingent upon the occurrence of certain pharmaceutical regulatory milestones or net sales of pharmaceutical products. For acquisitions that are accounted for as a business combination, the obligations for such contingent consideration payments are recorded at fair value on the acquisition date. For contingent milestone payments, the Company uses a probability-weighted income approach utilizing an appropriate discount rate. For contingent tiered royalties on net sales, the Company uses a Monte Carlo simulation model. Contingent consideration liabilities are revalued to fair value at the end of each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in fair value of contingent consideration in the consolidated statements of operations. Refer to Note 3. Acquisition and Note 18. Fair Value Measurements for additional information.
Foreign Currencies
The Company has operations in the U.S., India, Ireland, and other foreign jurisdictions. Generally, the Company’s foreign operating subsidiaries’ functional currency is the local currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Translation adjustments are included in accumulated other comprehensive (loss) income and non-controlling interests in the consolidated balance sheets and are included in comprehensive loss. Transaction gains and losses are included in net loss in the Company’s consolidated statements of operations as a component of foreign exchange (loss) gain, net. Such foreign currency transaction gains and losses include fluctuations related to long-term intercompany loans that are payable in the foreseeable future. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive (loss) income and non-controlling interests, and comprehensive loss.
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
Restricted Cash
At December 31, 2024 and 2023, the Company had restricted cash balances of $7.9 million and $7.6 million, respectively, in its bank accounts primarily related to the purchase of certain land and equipment in India.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. The Company does not require collateral to secure amounts owed to it by its customers.
Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including its previous loss history, individual credit risk associated to each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.
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
For further details regarding the Company's leases, refer to Note 17. Leases.
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
In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value. See Note 12. Goodwill and Other Intangible Assets, for further discussion of the Company's qualitative and quantitative assessments of goodwill.
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
The Company regularly evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. See Note 12. Goodwill and Other Intangible Assets for further discussion of the Company’s intangible assets.
Impairment of Long-Lived Assets (Including Intangible Assets with Finite Lives)
The Company reviews its long-lived assets, including intangible assets with finite lives, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value, which is generally an expected present value cash flow technique. Management’s policy in determining whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. See Note 12. Goodwill and Other Intangible Assets for further discussion of the Company’s assessment of intangible asset impairments.
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
Comprehensive Loss
Comprehensive loss includes net loss and all changes in stockholders’ equity (except those arising from transactions with stockholders) including foreign currency translation adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized (losses) gains on cash flows hedges, net of income taxes.
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
Shipping Costs
The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $18.9 million, $21.7 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses and were $34.4 million, $12.4 million, and $16.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures to include the title and position of the chief operating decision maker (“CODM”), significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted the annual and interim disclosure requirements of ASU 2023-07 effective December 31, 2024 (refer to Note 25. Segment Information). The adoption of this ASU only affects the Company’s disclosures, with no impact to its financial condition and results of operations.
Recently Issued Accounting Pronouncements
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
Reclassification
The prior period balances related to the TRA (as defined in Note 6. Income Taxes) of $3.1 million and $0.6 million, formerly included in “Other income, net”, for the year ended December 31, 2023 and 2022, respectively, have been reclassified to the income statement caption “Increase in tax receivable agreement liability” to conform to the current period presentation in the consolidated statements of operations. This reclassification did not impact total other expense, net or net income.
The prior period balance related to long-term liabilities for legal matters of $0.3 million, formerly included in “Other long-term liabilities” as of December 31, 2023, has been reclassified to the balance sheet caption “Liabilities for legal matters - long term” to conform to the current period presentation in the consolidated balance sheets. This reclassification did not impact total long-term liabilities or total liabilities.
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
(1)The estimated fair value of contingent consideration on the acquisition date of $8.8 million was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, projected year of payments and expected net product sales. Refer to Note 18. Fair Value Measurements for additional information on the methodology and determination of this liability.
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
4. Revenue Recognition
Pharmaceutical Product Sales
Performance Obligations
The Company’s performance obligation is the supply of finished pharmaceutical products to its customers. The Company’s customers consist primarily of major wholesalers, distributors, retail pharmacies, managed care organizations, purchasing co-ops, hospitals, government agencies, institutions and pharmaceutical companies. The Company’s customer contracts generally consist of both a master agreement, which is signed by the Company and its customer, and a customer submitted purchase order, which is governed by the terms and conditions of the master agreement. Customers purchase product by direct channel sales from the Company or by indirect channel sales through various distribution channels.
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
Variable Consideration
The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. Variable consideration includes but is not limited to: chargebacks, distribution fees, rebates, group purchasing organization (“GPO”) fees, prompt payment (cash) discounts, consideration payable to the customer, billbacks, Medicaid and other government pricing programs, price protection and shelf stock adjustments, sales returns, and profit shares.
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
Sales Returns
The Company permits the return of product under certain circumstances, mainly due to product expiration, instances of shipping errors or where product is damaged in transit, and occurrences of product recalls. The Company’s product returns accrual is primarily based on estimates of future product returns based generally on actual net sales, estimates of the level of inventory of its products in the distribution and retail channels that remain subject to returns, estimated lag time of returns and historical return rates. The estimate of the level of products in the distribution channel is based primarily on data provided by key customers.

Profit Shares
For certain product sale arrangements, the Company earns a profit share upon the customer’s sell-through of the product purchased from the Company. The Company estimates its profit shares based on actual net sales by third parties, estimated inventory sold to our partners not yet sold by them, and historical rates of profit shares earned. The estimate of the level of products in the distribution channel is based primarily on data provided by key customers.
License Agreements
Refer to Note 5. Alliance and Collaboration for further information related to revenue recognition associated with a license agreement with multiple performance obligations.
Concentration of Revenue
The following table summarizes the percentages of net revenues from each of the Company's customers that individually accounted for 10% or more of its net revenues:

	For the year ended December 31,
	2024	2023	2022
Customer A	23%	24%	21%
Customer B	15%	16%	18%
Customer C	23%	21%	22%
Customer D	9%	9%	10%
Disaggregated Revenue
During the fourth quarter of 2024, the Company changed the presentation of disaggregated net revenue in its Affordable Medicines segment from a classification primarily based on significant therapeutic classes to a classification primarily based on significant dosage forms to reflect the full product offering of the segment. The new presentation did not change the composition of the Company’s reportable segments and, therefore, did not change historical total net revenue in any segment. All prior periods were changed to conform to the current period’s presentation.
The Company’s significant dosage forms for its Affordable Medicines segment, therapeutic classes for its Specialty segment and sales channels for its AvKARE segment, as determined based on net revenue for the years ended December 31, 2024, 2023 and 2022, are set forth below (in thousands):

		Year ended December 31,
		2024	2023	2022
Affordable Medicines
	Oral solid	$689,436	$649,998	$652,743
	Auto-injector	209,497	160,853	140,560
	Transdermal	180,917	159,084	119,294
	Injectable	165,430	141,854	188,938
	Biosimilar	125,422	65,923	3,241
	Oral liquid	103,421	111,045	108,405
	Other dosage forms (1)	202,188	180,479	209,406
	Subtotal dosage forms	1,676,311	1,469,236	1,422,587
	International	8,952	2,165	1,468
	License agreement (2)	—	—	8,018
	Total Affordable Medicines net revenue	1,685,263	1,471,401	1,432,073
Specialty
	Hormonal / allergy	130,426	110,486	91,465
	Central nervous system	280,174	249,981	255,656
	Other therapeutic classes	28,622	29,990	27,000
	Subtotal therapeutic classes	439,222	390,457	374,121
	License agreement (2)	6,527	—	—
	Total Specialty net revenue	445,749	390,457	374,121
AvKARE
	Distribution	433,981	347,406	260,560
	Government	159,957	121,829	98,234
	Institutional	42,750	38,016	27,742
	Other	26,257	24,498	19,574
	Total AvKARE net revenue	662,945	531,749	406,110
	Total net revenue	$2,793,957	$2,393,607	$2,212,304
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
(2)Refer to Note 5. Alliance and Collaboration for information on revenue recognized under license agreements.
A rollforward of the major categories of sales-related deductions for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2021	$503,902	$23,642	$161,978	$85,737
Provision related to sales recorded in the period	3,416,149	112,609	84,306	129,203
Credits/payments issued during the period	(3,346,459)	(108,797)	(101,224)	(128,910)
Balance at December 31, 2022	573,592	27,454	145,060	86,030
Provision related to sales recorded in the period	3,384,360	113,396	73,172	246,608
Credits/payments issued during the period	(3,398,618)	(116,958)	(81,746)	(241,948)
Balance at December 31, 2023	559,334	23,892	136,486	90,690
Provision related to sales recorded in the period	3,684,804	126,035	98,118	274,534
Credits/payments issued during the period	(3,745,601)	(123,959)	(74,114)	(229,736)
Balance at December 31, 2024	$498,537	$25,968	$160,490	$135,488

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
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million (based on the exchange rate at that date). Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $46.7 million (based on the exchange rate as of December 31, 2024) contingent upon whether Orion achieves certain annual sales targets.
The Orion Agreement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). The Company identified performance obligations related to: (1) the grant of a license of functional IP, (2) the performance of R&D activities, and (3) the supply of products. The Company evaluated that the grant of licenses is in the scope of ASC 606, whereas the performance of R&D activities is in the scope of ASC 730-20, Research and Development Arrangements, because the Company determined that performing R&D activities on behalf of other parties is not part of the ordinary activities of its business. The Company will record reimbursement received from Orion for R&D activities as a reduction of R&D expense. The Company concluded each future purchase order from Orion represents a separate contract. Amneal will record revenue related to each purchase order when it transfers control of the products to Orion. For the years ended December 31, 2024 and 2023, Amneal recognized $0.9 million and $0.5 million, respectively, as a reduction of R&D expense for reimbursable R&D activities under the Orion Agreement.
The Company determined that the transaction price under the arrangement was the upfront payment of $21.4 million, which was allocated to the performance obligations based on their relative standalone selling prices. The remaining sales-based milestones payments of $46.7 million are variable consideration and were not included in the transaction price because they were fully constrained under ASC 606.
As of December 31, 2022, the Company had recorded a $21.4 million receivable in prepaid expenses and other current assets for the upfront payment due from Orion, which was received in January 2023. For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the R&D activities performance obligation and was recorded as deferred income, of which $6.7 million was recorded in accounts payable and accrued expenses and $6.7 million was recorded in other long-term liabilities as of December 31, 2022.
During the year ended December 31, 2023, the Company recognized $0.9 million as a reduction to R&D expense related to services performed under the Orion Agreement. As of December 31, 2023, deferred income of $7.8 million and $4.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively.

During the year ended December 31, 2024, the Company recognized $4.0 million as a reduction to R&D expense related to services performed under the Orion Agreement. As of December 31, 2024, deferred income of $5.0 million and $3.5 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively. As of December 31, 2024, no products have been supplied by Amneal under the Orion Agreement.
ONGENTYS® License Agreement
On December 5, 2023, the Company entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive royalty-free right to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL License Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL Agreement, the Company is responsible for commercialization and marketing of ONGENTYS® in the U.S., and BIAL is responsible for manufacturing and supply. The BIAL Agreement also requires the Company to spend a minimum of $6.0 million in medical and marketing activities directly related to ONGENTYS® of which $5.7 million was expensed through December 31, 2024. The Company commenced distribution of ONGENTYS® in January 2024.
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
Knight Therapeutics International S.A. License Agreement
On January 24, 2024, the Company entered into a 15-year license, distribution and supply agreement with Knight Therapeutics International S.A. (“Knight”) granting Knight the exclusive rights to seek regulatory approval for and commercialize IPX203 in Canada and Latin America (the “Knight License Agreement”). The Knight License Agreement will automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance.
Knight will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Knight.
During the year ended December 31, 2024, the Company recorded net revenue of $2.0 million for payments received for a nonrefundable license fee and a regulatory milestone. The Knight License Agreement provides for potential future milestone payments totaling $9.5 million, contingent upon regulatory approval, launch dates and cumulative net sales targets by Knight. The agreement also includes low-double digit royalty payments based on net sales of IPX203.
License Agreement with Zambon Biotech
On February 23, 2024, the Company entered into a license, distribution and supply agreement with Zambon Biotech S.A. (“Zambon”) granting Zambon the exclusive rights to seek regulatory approval for and commercialize IPX203 in Europe (the “Zambon License Agreement”). The term for the Zambon License Agreement is 15 years commencing from the commercial launch of the product, which can automatically renew for successive two-year periods unless either party provides notice declining such renewal at least one year in advance. Zambon will be responsible for the performance of all R&D activities, regulatory approval, commercialization, and marketing activities for the territories in the agreement to be conducted to obtain regulatory approval for each product. Upon achieving regulatory approval for products, Amneal will be responsible for manufacturing and supplying products to Zambon.
In connection with the execution of the agreement, the Company was entitled to a nonrefundable license fee of €5.0 million, or $5.4 million, which was received in April 2024. Of the license fee, the Company allocated €3.2 million, or $3.5 million, to the delivery of a functional license, which was recorded as net revenue during the year ended December 31, 2024. In September 2024, the Company received €1.5 million, or $1.6 million, for a regulatory milestone. Of the regulatory milestone, the Company allocated €1.0 million, or $1.0 million, to the delivery of a functional license, which was recorded as net revenue during the year ended December 31, 2024. In addition, the Company is eligible to receive future milestone payments totaling €70.0 million, or $72.7 million, as of December 31, 2024, from Zambon, contingent upon regulatory approval of the product, and achievement of certain annual net sales targets by Zambon. The Zambon License Agreement also includes single-digit to low-double digit royalty payments based on net sales of IPX203.

Biosimilar Licensing and Supply Agreements
Bevacizumab
On May 7, 2018, the Company entered into a licensing and supply agreement with mAbxience S.L. (“mAbxience”), for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021, and the licensing agreement was amended on March 4, 2021. The Company is the exclusive partner in the U.S. market.
On April 13, 2022, the Food and Drug Administration (“FDA”) approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million during the year ended December 31, 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of seven years. On March 29, 2024, the Company paid a sales-based milestone of $9.5 million, which was capitalized as a product rights intangible asset and is being amortized to cost of sales. The agreement provides for potential future milestone payments to mAbxience of up to $14.0 million for commercial milestones.
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
During the year ended December 31, 2023, the Company recorded R&D expense for a $2.5 million payment made upon execution of the agreement and an additional $2.5 million for a developmental milestone. During the year ended December 31, 2024, the Company recorded R&D expense of $6.5 million for clinical, development and regulatory milestones. The agreement provides for potential additional future milestone payments to mAbxience of up to $62.5 million as follows: up to $15.0 million for regulatory approval and initial commercial launch milestones; and up to $47.5 million for the achievement of annual commercial milestones.
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
Under the terms of the Metsera Agreement, the Company will be responsible for performing certain development activities on behalf of Metsera and will receive cost plus a margin, as defined. Upon Metsera obtaining regulatory approval for any or all the weight loss medicines referred to above, the Company will manufacture commercial products on behalf of Metsera for cost plus a margin, as defined. The Company is also entitled to a tiered quarterly earn-out calculated as a low-single digit percentage of Metsera’s gross profit, as defined in the Metsera Agreement.
The Company plans to construct two new greenfield manufacturing facilities (the “Manufacturing Facilities”) in India: one for peptide synthesis and one for sterile fill-finish manufacturing. Metsera will contribute an agreed percentage of the construction costs, up to $100 million, subject to annual maximums, as defined. In consideration for the funding by Metsera, the Company will (i) provide a rebate on the price of each unit of commercial injectable product produced by the Company and purchased by Metsera and (ii) provide a payment to Metsera for each unit of commercial product manufactured on behalf of itself or third parties using the Manufacturing Facilities, in aggregate, up to the amount funded by Metsera for construction costs.
The initial term of the Metsera Agreement is seven years from the first commercial sale. Metsera has the sole right to renew the agreement for an additional five-year period. Following this initial renewal, the agreement may be extended by mutual written consent.
The Metsera Agreement did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2024.

Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 23. Related Party Transactions.
6. Income Taxes
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
The Company established a valuation allowance based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. Since first establishing a valuation allowance, the Company has generated cumulative consolidated three-year pre-tax losses through December 31, 2024. As a result of the losses through December 31, 2024, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2024, this valuation allowance was $590.3 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.
In 2018, the Company entered into a tax receivable agreement (“TRA”) with the Members pursuant to which it was generally required to pay the Members, on a one-to-one basis, 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal common units sold to the Company (or exchanged in a taxable sale) and that were created as a result of (i) the sales of their Amneal common units for shares of Class A common stock of the Company prior to the Reorganization (as defined in Note 1. Nature of Operations) and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the tax benefits subject to the TRA to 75% of such realized benefits. The Reorganization’s amendment to the agreement will not cause the acceleration of TRA payments.
In conjunction with the valuation allowance recorded on the DTAs, the Company reversed the entire accrued TRA liability of $192.8 million during 2019. The Company did not record a TRA liability as of December 31, 2021, 2020, and 2019 because future TRA payments were not probable and estimable. Payments made under the TRA represent amounts that otherwise would have been due to taxing authorities in the absence of attributes obtained by the Company as a result of the sales or exchanges of Amneal common units discussed above. Such amounts will be paid after cash tax savings are realized from the TRA attributes. Payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority.
For the years ended December 31, 2024, 2023, and 2022, the Company recorded expenses associated with the TRA in total other expense, net of $50.7 million, $3.1 million, and $0.6 million, respectively, as a result of the realization of cash tax savings from the TRA attributes for those years. As of December 31, 2024 and 2023, the Company had TRA liabilities of $53.9 million and $3.7 million, respectively (refer to Note 23. Related Party Transactions for the current and long-term portions of the TRA liability). The Company’s cumulative cash tax benefit recorded through December 31, 2024 associated with the TRA was approximately $72.3 million, of which the Company recognized cumulative expenses under the TRA of $54.4 million.
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to the TRA; therefore, as of December 31, 2024, the Company had not recognized the contingent liability under the TRA related to the tax savings it may realize in future years from Amneal common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability (which amounted to $133.8 million as of December 31, 2024) will be recorded through charges in the Company’s consolidated statements of operations. If the TRA attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $53.9 million accrued as of December 31, 2024.
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
For the years ended December 31, 2024, 2023 and 2022 the Company's provision for income taxes and effective tax rates were $18.9 million and (34.3)%, $8.5 million and (21.0)%, and $6.7 million and (2.7)%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S., income tax returns are generally subject to examination for a period of three years. The majority of states in which the Company files income tax returns follow the three-year U.S. federal statute of limitations, and a few states have a four-year statute of limitations in which to assess state taxes four years after the return is filed. Because the Company has unused state NOL carryovers generated more than three or four years ago, the relevant state taxing authorities may audit and adjust otherwise closed carryover tax years to the extent such NOL carryover is utilized in an open year. Neither the Company nor any of its other affiliates is currently under audit by the Internal Revenue Service. The Amneal partnership is currently under examination in certain states and the Company does not expect any material adjustments as of December 31, 2024.
The components of the Company's (loss) income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(69,020)	$(59,781)	$(260,616)
International	14,007	19,511	12,489
Total loss before income taxes	$(55,013)	$(40,270)	$(248,127)
The provision for (benefit from) income taxes was comprised of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Domestic	$8,314	$2,470	$(1,073)
Foreign	10,549	5,982	7,735
Total current income tax	$18,863	$8,452	$6,662
For the years ended December 31, 2024, 2023, and 2022, the Company did not record a provision for deferred income taxes as a result of recording a full valuation allowance on its DTAs.
The Company’s effective tax rates were as follows:

	Years Ended December 31,
	2024	2023	2022
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	(7.2)	(5.5)	(0.8)
Income not subject to tax	16.3	14.5	(10.7)
Foreign rate differential	(17.0)	(19.5)	(3.4)
Permanent book/tax differences	(30.2)	(2.1)	(0.3)
Change in prior year estimates	(4.8)	7.7	0.7
Deferred tax adjustment	—	(5.7)	—
Valuation allowance	(15.5)	(32.3)	(10.3)
Other	3.1	0.9	1.1
Effective income tax rate	(34.3)%	(21.0)%	(2.7)%

The change in effective income tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the timing and jurisdictional mix of income and the exit of the umbrella partnership-C-corporation structure as a result of the Reorganization (refer to Note 1. Nature of Operations), which has the effect of allocating all of the operating company’s income to the corporate parent.

The change in effective income tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the timing and mix of income and the reversal of liabilities for uncertain tax positions in 2022.
The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at the beginning of the period	$566,544	$434,895	$416,588
Increase due to net operating losses and temporary differences	15,139	23,078	25,589
Increase due to stock-based compensation	2,665	1,652	224
Decrease recorded against goodwill	—	—	(1,590)
Increase recorded against additional paid-in capital	(1,794)	96,316	2,720
Increase (decrease) recorded against other comprehensive income	7,779	10,603	(8,636)
Balance at the end of the period	$590,333	$566,544	$434,895
At December 31, 2024, the Company had approximately $167.4 million of foreign net operating loss carryforwards. These net operating loss carryforwards will partially expire, if unused, between 2029 and 2033. At December 31, 2024, the Company had approximately $19.0 million of federal and $147.3 million of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely, and the majority of the state net operating losses will expire, if unused, between 2032 and 2042.  At December 31, 2024, the Company had approximately $7.1 million of federal R&D credit carry forwards and $12.3 million of state R&D credit carry forwards. The majority of the federal R&D credit carry forwards will expire if unused, between 2038 and 2044, and the majority of state credits will expire if unused by 2037. At December 31, 2024, the Company had approximately $5.0 million of federal capital loss carry forwards, which will expire, if unused, in 2028.
The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Partnership interest in Amneal	$360,055	$318,140
Projected imputed interest on TRA	18,169	22,730
Net operating loss carryforward	33,403	74,340
IRC Section 163(j) interest carryforward	105,621	72,513
Capitalized costs	2,048	2,537
Accrued expenses	—	648
Stock-based compensation	17,337	14,672
Intangible assets	19,701	21,901
Tax credits and other	33,999	39,063
Total deferred tax assets	590,333	566,544
Valuation allowance	(590,333)	(566,544)
Net deferred tax assets	$—	$—
The Company's Indian subsidiaries are primarily export-oriented, and the tax holiday benefits provided by the Indian government for export activities within Special Economic Zones (“SEZ”) expired in March 2023. Without availing the SEZ benefit in India, the Company is eligible to claim a reduced tax rate of approximately 25.17%.
The Company accounts for income tax contingencies using the benefit recognition model. The Company will recognize a benefit if a tax position is more likely than not to be sustained upon audit, based solely on the technical merits. The benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The amount of unrecognized tax benefits at December 31, 2024, 2023, and 2022, was $3.9 million, $3.7 million and $3.6 million, respectively, of which $3.9 million, $3.6 million and $3.5 million, respectively, would impact the Company’s effective tax rate if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in provision for income taxes. Net interest expense (benefit) related to unrecognized tax benefits for the years ended December 31, 2024 and 2022 was $0.8 million and $(0.7) million, respectively (minimal for the year ended December 31, 2023). Accrued interest expense as of December 31, 2024, 2023, and 2022 was $0.9 million, $0.1 million, and $0.1 million, respectively. Income tax penalties are included in provision for income taxes. Accrued tax penalties as of December 31, 2024, 2023 and 2022 were immaterial.
A rollforward of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at the beginning of the period	$3,735	$3,616	$5,489
Gross change for current period positions	210	170	110
Gross change for prior period positions	(1)	(51)	(1,983)
Unrecognized tax benefits at the end of the period	$3,944	$3,735	$3,616
In India, the income tax returns for the fiscal years ending March 31, 2022 and 2023 are currently being reviewed by tax authorities as part of the normal procedures, and the Company is not expecting any material adjustments. There are no other income tax returns in the process of examination, administrative appeal, or litigation. Income tax returns are generally subject to examination for a period of three years, five years, and four years after the tax year in India, Switzerland, and Ireland, respectively.
Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $137.8 million of undistributed earnings of foreign subsidiaries as of December 31, 2024. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.
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
As a U.S. company with subsidiaries in, among other countries, India, Switzerland, Ireland and the U.K, we carefully evaluate how many of these many countries are implementing legislation and other guidance to align their international tax rules with the OECD Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate. The “Pillar One” global profit allocation proposal would not apply to the Company, since it generally applies to companies with global revenues exceeding €20 billion (approximately $21 billion using the exchange rate as of December 31, 2024). The “Pillar Two” proposal focuses on a global minimum tax of at least 15%. Legislation for the “Pillar Two” proposal, applying to the Company, has been enacted in Ireland, and became effective with the financial year beginning on January 1, 2024. As the tax rates of the other jurisdictions in which the Company operates exceed 15%, the Company does not believe there is any potential additional exposure besides in Ireland.
The Company assessed that no top-up tax under Pillar 2 of the OECD Inclusive Framework on Base Erosion and Profit Shifting is expected to be due for the year ended December 31, 2024. This assessment is based on the application of safe harbor provisions available in all relevant jurisdictions including UK, Germany, Ireland, Switzerland, U.S. and India.
Since Pillar Two taxes are an alternative minimum tax, deferred taxes will not need to be recorded or remeasured. Instead, Pillar Two taxes will be expensed as incurred.

7. Loss per Share
Following the implementation of the Reorganization on November 7, 2023 (refer to Note 1. Nature of Operations for additional information), all outstanding shares of Old PubCo Class A Common Stock and Old PubCo Class B Common Stock were exchanged for an equivalent number of shares of Class A common stock of the Company.
Basic loss per share of Class A common stock was computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock was computed by dividing net loss attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The weighted-average number of shares of Class A common stock for all periods prior to the Reorganization includes shares of Old PubCo Class A Common Stock.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Amneal Pharmaceuticals, Inc.	$(116,886)	$(83,993)	$(129,986)
Denominator:
Weighted-average shares outstanding - basic and diluted	308,978	176,136	150,944
Net loss per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic and diluted	$(0.38)	$(0.48)	$(0.86)
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
The following table presents potentially dilutive securities excluded from the computations of diluted loss per share of Class A common stock (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options (1)	2,019	2,416	2,648
Restricted stock units (1)	9,967	10,511	10,755
Performance stock units (1)	7,609	6,944	7,174
Shares of Old PubCo Class B Common Stock (2)	—	—	152,117
(1)Excluded from the computation of diluted loss per share of Class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company during the period.
(2)Shares of Old PubCo Class B Common Stock were considered potentially dilutive shares of Class A common stock. Shares of Old PubCo Class B Common Stock were excluded from the computations of diluted loss per share of Class A common stock for the year ended December 31, 2022 because the effect of their inclusion would have been anti-dilutive under the if-converted method.

8. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Gross accounts receivable	$1,303,788	$1,199,980
Allowance for credit losses	(3,552)	(3,022)
Contract charge-backs and sales volume allowances (1)	(498,537)	(559,334)
Cash discount allowances (1)	(25,968)	(23,892)
Subtotal	(528,057)	(586,248)
Trade accounts receivable, net	$775,731	$613,732
(1) Refer to Note 4. Revenue Recognition for additional information.
Concentration of Receivables
Trade accounts receivables from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	December 31, 2024	December 31, 2023
Customer A	37%	40%
Customer B	21%	24%
Customer C	29%	22%
9. Inventories
Inventories are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$207,697	$217,744
Work in process	52,835	59,563
Finished goods	351,922	304,077
Total inventories	$612,454	$581,384
10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Deposits and advances	$1,868	$2,200
Prepaid insurance	8,264	8,334
Prepaid regulatory fees	6,958	6,331
Income and other tax receivables	16,829	13,168
Prepaid taxes	7,516	11,899
Other current receivables	9,142	9,929
Chargebacks receivable (1)	6,378	7,876
Other prepaid assets	23,762	22,948
Total prepaid expenses and other current assets	$80,717	$82,685
(1)When a sale occurs on a contract item, the difference between the cost paid to the manufacturer by the Company and the contract cost that the end customer has with the manufacturer is rebated back to the Company by the manufacturer. The Company establishes a chargeback (rebate) receivable and a reduction to cost of goods sold in the same period as the related sale.

11. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$8,112	$9,024
Buildings	224,655	227,837
Leasehold improvements	130,905	126,461
Machinery and equipment	459,026	443,532
Furniture and fixtures	15,003	14,757
Vehicles	2,034	2,098
Computer equipment	70,495	64,227
Construction-in-progress	78,198	67,665
Total property, plant, and equipment	988,428	955,601
Less: Accumulated depreciation	(563,520)	(508,027)
Property, plant, and equipment, net	$424,908	$447,574
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $62.6 million, $66.2 million and $68.1 million, respectively.
12. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2022	$163,076	$366,312	$69,465	$598,853
Currency translation	(224)	—	—	(224)
Balance as of December 31, 2023	162,852	366,312	69,465	598,629
Currency translation	(1,193)	—	—	(1,193)
Balance as of December 31, 2024	$161,659	$366,312	$69,465	$597,436
Annual Goodwill Impairment Test
The Company performed a quantitative annual goodwill impairment test for each reporting unit on October 1, 2024, the measurement date. The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. Based on the results of the annual impairment test, the Company determined that the estimated fair values of the Affordable Medicines, Specialty and AvKARE reporting units exceeded their respective carrying amounts as of the measurement date; therefore, the Company did not record an impairment charge for the year ended December 31, 2024. There were no indicators of goodwill impairment during the year ended December 31, 2024, including the period subsequent to the measurement date.
In performing the quantitative annual goodwill impairment test, the Company utilized long-term growth rates for its reporting units ranging from no growth to 1.0% and a discount rate ranging from 10.5% to 14.0% in its estimation of fair value. As of October 1, 2024, the estimated fair value of the Affordable Medicines reporting unit was in excess of its carrying value by approximately 112%, the estimated fair value of the Specialty reporting unit was in excess of its carrying value by approximately 113%, and the estimated fair value of the AvKARE reporting unit was in excess of its carrying value by approximately 728%. A 500-basis point increase in the assumed discount rates utilized in each test would not have resulted in a goodwill impairment charge in any of the Company's reporting units.
While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate, could result in a future goodwill impairment.

Intangible assets were comprised of the following (in thousands):

	December 31, 2024				December 31, 2023
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.9	$1,550,469	$(856,914)	$693,555	$1,198,971	$(703,297)	$495,674
Other intangible assets	2.6	83,200	(58,678)	24,522	111,800	(72,896)	38,904
Total		1,633,669	(915,592)	718,077	1,310,771	(776,193)	534,578
In-process research and development		14,300	—	14,300	355,845	—	355,845
Total intangible assets		$1,647,969	$(915,592)	$732,377	$1,666,616	$(776,193)	$890,423
For the year ended December 31, 2024, intangible asset impairment charges were immaterial.
For the year ended December 31, 2023, the Company recognized a total of $66.9 million of intangible asset impairment charges, of which $36.1 million was recognized in cost of goods sold and $30.8 million was recognized in in-process research and development impairment charges. Cost of sales impairment charges for the year ended December 31, 2023 of $36.1 million primarily related to a reduction in promotional focus on LYVISPAH™, resulting in significantly lower than forecasted future cash flows. IPR&D impairment charges for the year ended December 31, 2023 of $30.8 million were related to one Affordable Medicines asset and one Specialty asset, both of which experienced adverse clinical trials results in the fourth quarter of 2023 and resulted in significantly lower than expected future cash flows.
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
Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $173.6 million, $163.2 million and $172.1 million, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $14.3 million of IPR&D intangible assets (in thousands):

Future Amortization
2025	$163,086
2026	115,497
2027	95,063
2028	75,677
2029	68,909
Thereafter	199,845
Total	$718,077

13. Other Assets
Other assets were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Interest rate swap (1)	$35,921	$37,089
Security deposits	3,752	3,602
Long-term prepaid expenses	12,362	3,273
Deferred revolving credit facility costs	2,820	4,427
Other long-term assets	5,278	7,126
Total	$60,133	$55,517
(1)Refer to Note 18. Fair Value Measurements and Note 19. Financial Instruments for information about the Company’s interest rate swap.
14. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$258,691	$143,572
Accrued returns allowance (1)	160,490	136,486
Accrued compensation	72,959	71,122
Accrued Medicaid and commercial rebates (1)	135,488	90,690
Accrued royalties	23,687	23,342
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	17,339	11,005
Accrued other	56,570	48,219
Total accounts payable and accrued expenses	$735,450	$534,662
(1)Refer to Note 4. Revenue Recognition for additional information.
15. Debt
The following is a summary of the Company’s term loan indebtedness (in thousands):

	December 31, 2024	December 31, 2023
Term Loan Due 2025	$191,979	$191,979
Term Loan Due 2028	2,292,856	2,351,647
Total debt	2,484,835	2,543,626
Less: debt issuance costs	(98,832)	(123,497)
Total debt, net of debt issuance costs	2,386,003	2,420,129
Less: current portion of long-term debt	(224,213)	(34,125)
Total long-term debt, net	$2,161,790	$2,386,004
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
In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows with its Term Loan Due 2025. In connection with the Refinancing, the Company amended this interest rate agreement. For further details on this, refer to Note 19. Financial Instruments.
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
Amneal Term Loans
Term Loan Due 2025
The Term Loan Due 2025 required principal repayments in equal quarterly installments at a rate of 1.00% of the original principal amount annually, with the balance payable at maturity on May 4, 2025. Subject to the refinancing on November 14, 2023, the Company is no longer required to repay quarterly principal installments, and as a result, the Company was required to repay the remaining principal balance of $192.0 million at maturity on May 4, 2025. In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
Prior to May 31, 2023, the variable annual interest rate of the Term Loan Due 2025 was a LIBOR-designated rate plus 3.5%. On May 31, 2023, the Company executed an amendment to the Term Loan Due 2025, which changed the variable reference rate from LIBOR to the one-month adjusted term secured overnight financing rate (“SOFR”), subject to a floor of (0.11448%) plus 3.5%. After adopting ASC 848, Reference Rate Reform and electing certain applicable practical expedients, this amendment did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2023. As of December 31, 2024, the interest rate for borrowings under the Term Loan Due 2025 was approximately 8.0%.
The Term Loan Due 2025 was recorded in the balance sheet net of issuance costs. In 2018, the Company incurred costs associated with the Term Loan Due 2025 of $38.1 million, which were capitalized and amortized over the life of the Term Loan Due 2025 to interest expense using the effective interest method. Subject to the amendment to the Term Loan Due 2025, unamortized debt issuance costs of $0.6 million and $7.3 million were allocated on a pro rata basis to the Term Loan Due 2025 and Term Loan Due 2028, respectively. The remaining unamortized debt issuance costs will be amortized over the life of the Term Loan Due 2025 to interest expense using the effective interest method. Amortization of debt issuance costs related to the Term Loan Due 2025 was not material for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, amortization of debt issuance costs related to the Term Loan Due 2025 were $4.7 million and $5.4 million, respectively.
Refinancing and Term Loan Due 2028
The Term Loan Due 2028 is repayable in equal quarterly installments in an amount equal to 2.50% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 4, 2028. Interest is payable on borrowings under the Term Loan Due 2028 at a rate equal to the term SOFR benchmark rate or the base rate, plus an applicable margin, in each case, subject to a term SOFR benchmark rate floor of 0.00% or a base rate floor of 1.00%, as applicable. The applicable margin for borrowings under the Term Loan Due 2028 is 5.50% per annum for term SOFR benchmark rate loans and 4.50% per annum for base rate loans. As of December 31, 2024, the interest rate for borrowings under the Term Loan Due 2028 was approximately 9.9%.
The Refinancing involved multiple lenders that were considered members of a loan syndicate. In determining whether the refinancing of the Term Loan Due 2025 was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial, on a lender-by-lender basis, in accordance with the guidance in ASC 470, Debt. As a result of this analysis, the Company legally has separate loans from each lender in the syndicate of the Term Loan Due 2028 and each lender has a contractual right to payments from the Company. The Company concluded that, on a lender-by-lender basis, debt held by 99% of the lenders included in the Refinancing is considered modified, with the remaining debt held by lenders considered to be extinguished. In accordance with ASC 470, Debt, the Company capitalized costs of $118.6 million associated with the Term Loan Due 2028, primarily comprised of lender fees, which were combined with $7.3 million of unamortized debt issuance costs associated with the Term Loan Due 2025 (as discussed above), both to be amortized to interest expense over the life of the Term Loan Due 2028 using the effective interest method. In connection with the Refinancing, the Company recognized a loss of $40.8 million for the year ended December 31, 2023, which was primarily comprised of debt issuance costs associated with the portion of the Term Loan Due 2025 that was modified. For the years ended December 31, 2024 and 2023, amortization of debt issuance costs related to the Term Loan Due 2028 was $24.3 million and $2.9 million, respectively.
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
Costs associated with the Amended New Revolving Credit Facility and the New Revolving Credit Facility have been recorded in other assets. For the years ended December 31, 2024, 2023 and 2022, amortization of deferred financing costs were $1.1 million, $0.5 million and $0.7 million, respectively.

During the year ended December 31, 2024, the Company borrowed $20.0 million and repaid $99.0 million under the Amended New Revolving Credit Facility. As of December 31, 2024, the Company had $100.0 million in borrowings and $495.2 million of available capacity under the Amended New Revolving Credit Facility (principal amount of up to $20.2 million remained available for letters of credit). As discussed above, in January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
As of December 31, 2023, the Company had $179.0 million in borrowings and $225.2 million of available capacity under the Amended New Revolving Credit Facility (principal amount of up to $20.9 million remained available for letters of credit).
Covenants to the Senior Secured Credit Facilities
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal’s and its subsidiaries’ assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries’ ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. In addition, the Amended New Revolving Credit Facility also included a financial covenant whereby the Company was required to maintain a minimum fixed-charge coverage ratio if certain borrowing conditions were met. At December 31, 2024, Amneal was in compliance with all covenants associated with the Senior Secured Credit Facilities.
Annually, the Company is also required to calculate the amount of excess cash flows, as defined in the Term Loan Credit Agreement and New Term Loan Credit Agreement. Based on the results of the excess cash flows calculation for the years ended December 31, 2024, 2023 and 2022, no additional principal payments were due.
Rondo Credit Facilities and Note Payable - Related Party
Rondo Acquisitions Financing - Revolving Credit and Term Loan Agreement
On January 31, 2020, in connection with the Rondo Acquisitions, Rondo Intermediate Holdings, LLC (“Rondo Holdings”), a wholly-owned subsidiary of Rondo Holdings, LLC, entered into a revolving credit and term loan agreement (“Rondo Credit Facility”) that provided a term loan (“Rondo Term Loan”) with a principal amount of $180.0 million and a revolving credit facility (“Rondo Revolving Credit Facility”), which loaned up to a principal amount of $30.0 million. During the year ended December 31, 2023, the Company paid the remaining outstanding principal under the Rondo Term Loan from cash on hand. The Rondo Credit Facility bore a variable annual interest rate, which originated as one-month LIBOR plus 3.0%.
On April 30, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility, which changed the variable reference rate in the Rondo Term Loan from LIBOR to the one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.25%. This amendment to the Rondo Revolving Credit Facility did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2023. On September 21, 2023, the Company executed an amendment to the Rondo Revolving Credit Facility (the “Amended Rondo Revolving Credit Facility”) that, among other things, (i) increased the aggregate revolving commitment from $30.0 million to $70.0 million, and (ii) increased the letter of credit commitment from $10.0 million to $60.0 million. The Amended Rondo Revolving Credit Facility bears a variable annual interest rate, which did not change as a result of this amendment, of one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.25%. On December 16, 2024, the Company executed an amendment to the Amended Rondo Revolving Credit Facility to extend the maturity from January 31, 2025 to April 30, 2025. No other material changes were made to the terms of the Revolving Credit facility. At December 31, 2024, the variable annual interest rate was one-month SOFR plus 2.5%. Additionally, the annual interest rate for borrowings under the Amended Rondo Revolving Credit Facility may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.
A commitment fee based on the average daily unused amount of the Amended Rondo Revolving Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum. At December 31, 2024, the Amended Rondo Revolving Credit Facility commitment fee rate was 0.25% per annum.

Costs associated with the Amended Rondo Revolving Credit Facility of $0.6 million were capitalized and amortized over the life of the facility to interest expense using the effective interest method. Costs associated with the Amended Rondo Revolving Credit Facility were recorded in other assets. For the years ended December 31, 2024 and 2023, amortization of deferred financing costs associated with the Amended Rondo Revolving Credit Facility were $0.6 million and $0.2 million, respectively.
The Amended Rondo Revolving Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and Dixon-Shane, LLC d/b/a R&S Northeast LLC (“R&S”). The Amended Rondo Revolving Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates. The Amended Rondo Revolving Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Amended Rondo Revolving Credit Facility may be accelerated and/or the interest rate may be increased. At December 31, 2024, Rondo was in compliance with all covenants. The Company is not party to the Amended Rondo Revolving Credit Facility and is not a guarantor of any debt incurred thereunder.
During the year ended December 31, 2024, the Company borrowed $28.0 million under the Amended Rondo Revolving Credit Facility for working capital purposes. The Company repaid $28.0 million of these borrowings during the year ended December 31, 2024 from cash on hand.
On September 26, 2023, Rondo entered into a standby letter of credit guarantee arrangement under the Amended Rondo Revolving Credit Facility in the amount of $42.0 million for purposes of securing inventory from a certain supplier. As of December 31, 2024, the Company had no outstanding borrowings and outstanding letters of credit of $42.0 million under the Amended Rondo Revolving Credit Facility and unused borrowing capacity of $28.0 million.
Rondo Acquisitions Financing – Notes Payable-Related Party
On January 31, 2020, the closing date of the Rondo Acquisitions, Rondo Partners, LLC or its subsidiary, Rondo Top Holdings, LLC, issued notes to the sellers (the “Sellers Notes”) with a stated aggregate principal amount of $44.2 million and a short-term note to a seller (the “Short-Term Seller Note”) with a stated principal amount of $1.0 million. The Sellers Notes were unsecured and accrued interest at a rate of 5% per annum, not compounded, until June 30, 2025. The Sellers Notes were subject to prepayment at the option of Rondo, as the obligor, without premium or penalty. Mandatory payment of the outstanding principal and interest was due on June 30, 2025 if certain financial targets were achieved, the borrowers’ cash flows were sufficient (as defined in the Sellers Notes) and repayment was not prohibited by senior debt. If repayment of all outstanding principal and accrued interest on the Sellers Notes was not made on June 30, 2025, the requirements for repayment were to be revisited on June 30 of each subsequent year until all principal and accrued interest were satisfied no later than January 31, 2030 or earlier, upon a change in control, as defined. The Short-Term Sellers Note was also unsecured, accrued interest at a rate of 1.6%, and was paid during February 2021.
In accordance with ASC 805, Business Combinations, all consideration transferred was measured at its acquisition-date fair value. The Sellers Notes were stated at the fair value estimate of $35.0 million, which was estimated using the Monte-Carlo simulation approach under the option pricing framework. The Short-Term Sellers Note of $1.0 million was recorded at the stated principal amount of $1.0 million, which approximated fair value. The $9.2 million discount on the Sellers Notes was to be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes was to accrete to the stated principal amount of $44.2 million. During the year ended December 31, 2024, the Company repaid principal of $44.2 million and interest of $10.0 million associated with the Sellers Notes from cash on hand. As of December 31, 2024, the Sellers Notes and accrued interest had been fully repaid. The Sellers Notes, net of unamortized discount, were included in notes payable-related party and accrued interest was included in related party payables-short term and long-term as of December 31, 2023. During the year ended December 31, 2024, 2023 and 2022, amortization of the discount related to the Sellers Notes was $1.1 million, $1.7 million, and $1.7 million, respectively.
The Company was not party to or a guarantor of the Sellers Notes.

16. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Uncertain tax positions	$1,252	$497
Long-term compensation (1)	17,125	21,283
Contingent consideration	—	433
Other long-term liabilities	8,572	7,466
Total other long-term liabilities	$26,949	$29,679
(1)    Includes $8.5 million and $11.1 million of long-term liabilities under deferred compensation plans (refer to Note 18. Fair Value Measurements for certain deferred compensation plan liabilities measured at fair value) as of December 31, 2024 and 2023, respectively, and $8.6 million and $10.2 million of long-term employee benefits for the Company’s international employees as of December 31, 2024 and 2023, respectively.
17. Leases
The majority of the Company's operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, R&D facilities, and land. The Company's leases have remaining lease terms of 1 year to 20 years (excluding international land easements with remaining terms of approximately 19-94 years). Rent expense for the years ended December 31, 2024, 2023 and 2022 was $21.0 million, $21.7 million, and $22.6 million, respectively.
The components of total lease costs were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$16,429	$16,734	$17,800
Finance lease cost:
Amortization of right-of-use assets	4,583	4,972	4,808
Interest on lease liabilities	4,542	4,583	4,508
Total finance lease cost	9,125	9,555	9,316
Total lease cost	$25,554	$26,289	$27,116
(1)Includes variable and short-term lease costs.

Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$31,388	$30,329
Operating lease right-of-use assets - related party (1)	10,964	12,954
Total operating lease right-of-use assets	$42,352	$43,283

Operating lease liabilities	$24,814	$24,095
Operating lease liabilities - related party (1)	9,391	12,787
Current portion of operating lease liabilities	9,435	9,207
Current portion of operating lease liabilities - related party (1)	3,396	2,825
Total operating lease liabilities	$47,036	$48,914

Financing leases
Financing lease right of use assets	$56,433	$59,280

Financing lease liabilities	$56,889	$58,566
Current portion of financing lease liabilities	3,211	2,467
Total financing lease liabilities	$60,100	$61,033
(1)     Refer to Note 23. Related Party Transactions for information about related party leases.
Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,542	$4,583
Operating cash flows from operating leases	$17,117	$16,036
Financing cash flows from finance leases	$3,251	$3,588
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,981	$773
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,889	$856
The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term - operating leases	4 years	5 years
Weighted average remaining lease term - finance leases	17 years	18 years
Weighted average discount rate - operating leases	9.6%	8.9%
Weighted average discount rate - finance leases	7.3%	7.3%

Maturities of lease liabilities as of December 31, 2024 were as follow (in thousands):

	Operating Leases	Financing Leases
2025	$16,914	$7,508
2026	13,496	7,007
2027	10,563	5,890
2028	8,195	5,667
2029	6,567	5,653
Thereafter	3,019	73,907
Total lease payments	58,754	105,632
Less: Imputed interest	(11,718)	(45,532)
Total	$47,036	$60,100
Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2024	$15,978	$6,856
2025	14,544	6,874
2026	10,693	6,140
2027	7,742	5,647
2028	5,467	5,647
Thereafter	6,916	79,573
Total lease payments	61,340	110,737
Less: Imputed interest	(12,426)	(49,704)
Total	$48,914	$61,033
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

	Fair Value Measurement Based on
December 31, 2024	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest Rate Swap (1)	$35,921	$—	$35,921	$—
Liabilities
Deferred compensation plan liabilities (2)	$8,224	$—	$8,224	$—

December 31, 2023
Assets
Interest Rate Swap (1)	$37,089	$—	$37,089	$—
Liabilities
Deferred compensation plan liabilities (2)	$9,100	$—	$9,100	$—
Contingent consideration liability (3)	$921	$—	$—	$921
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 19. Financial Instruments for information about the Company’s interest rate swap.
(2)These liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants.
(3)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of December 31, 2023, the contingent consideration liability associated with the Saol Acquisition included $0.1 million recorded in accounts payable and accrued expenses and $0.4 million recorded in other-longer term liabilities. As of December 31, 2023, the contingent consideration liability associated with the acquisition of Kashiv Specialty Pharmaceuticals, LLC was $0.4 million and was recorded within related party payables - long term. Contingent consideration liability was $0 as of December 31, 2024.

There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2024.
Contingent Consideration
On February 9, 2022, the Company completed the Saol Acquisition (refer to Note 3. Acquisition), which provides for contingent royalty payments that are tiered depending on the aggregate annual net sales for certain pharmaceutical products, beginning in 2023.

Contingent royalty payments for the years ended December 31, 2024 and 2023 were not material.
The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Balance, beginning of period	$15,427
Net change in fair value during period	(14,491)
Payments	(15)
Balance, end of period	$921
The fair value measurement of the contingent consideration liabilities was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future sales of the acquired products. The contingent consideration liability is estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to fair value of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. The change in the fair value of the contingent consideration liability for the year ended December 31, 2024 and the contingent consideration liability as of December 31, 2024 was not material.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	December 31, 2024	December 31, 2023
Term Loan Due 2025	$192,579	$190,779
Term Loan Due 2028	$2,364,508	$2,328,130
Sellers Notes	$—	$41,033
The Term Loan Due 2025 and Term Loan Due 2028 are in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation. The Sellers Notes were in the Level 2 category within the fair value level hierarchy. During the year ended December 31, 2024, the Company fully repaid amounts outstanding under the Sellers Notes. Refer to Note 15. Debt for additional information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the years ended December 31, 2024 and 2023.

19. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company is exposed to interest rate risk on its debt obligations. The Company's debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, refer to Note 15. Debt). The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. To achieve this objective, the Company initially entered into an interest rate swap on the Term Loan Due 2025. On November 14, 2023, in connection with the refinancing of the Term Loan Due 2025 and the New Credit Facility, the Company novated its swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. Refer to section “Interest Rate Derivative - Cash Flow Hedge” below for additional information.
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
On November 14, 2023, in connection with the Company’s refinancing of the Term Loan Due 2025 and the New Credit Facility (refer to Note 15. Debt), the Company novated its Amended October 2019 Swap to another counterparty and subsequently amended the interest rate agreement. Specifically, the amendments modified (i) the fixed rate payable by the counterparty from 1.3660% to a new fixed rate of 2.7877% and (ii) extended the termination date through May 4, 2027 (i.e., one year before the Term Loan Due 2028 matures) (the “November 2023 Swap”). The amendments did not change the notional amount of $1.3 billion. The purpose of the November 2023 Swap is to hedge part of the Company's interest rate exposure associated with the variability in future cash flows from changes in the one-month SOFR associated with the Term Loan Due 2028.
The Company used a strategy commonly referred to as “blend and extend,” which allows the existing asset position of the swap agreement to be effectively blended into the new interest rate swap agreement. As a result of this transaction, on November 14, 2023, the Amended October 2019 Swap was de-designated and the unrealized gain of $66.7 million was recorded within accumulated other comprehensive loss and will be amortized as a reduction of interest expense, net, over the original term of the of the Amended October 2019 Swap (until May 2025), as the hedged transactions affect earnings. Additionally, the November 2023 Swap had a fair value of $66.7 million at inception, and will be ratably recorded to accumulated other comprehensive loss and reclassified to interest expense, net, over the term of the November 2023 Swap (until May 2027), as the hedged transactions affect earnings.
At the inception of the November 2023 Swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive loss each period, then reclassified into the consolidated statements of operations as a component of interest expense, net in the period in which the hedged transaction affects earnings. The November 2023 Swap is the only swap agreement outstanding as of December 31, 2024.
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
During the year ended December 31, 2024, the Company reclassified a net gain of $26.2 million from accumulated other comprehensive loss to a reduction of interest expense, net. Approximately $3.8 million of net losses included in accumulated other comprehensive loss as of December 31, 2024 are expected to be reclassified into earnings as interest expense within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive loss occurs.

As of December 31, 2024, the total gain, net of income taxes, related to the Company’s cash flow hedge of $6.4 million was recognized in accumulated other comprehensive loss. As of December 31, 2023, the total gain, net of income taxes, related to the Company’s cash flow hedge of $33.7 million was recognized in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2024		December 31, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$35,921	Other Assets	$37,089
20. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments and other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 5. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 23. Related Party Transactions for additional information.
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

For the year ended December 31, 2024, charges related to legal matters, net of $96.7 million were primarily associated with the Affordable Medicines segment’s settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). For the year ended December 31, 2023, charges related to legal matters, net of $1.8 million were comprised of $3.9 million in charges associated with Affordable Medicines civil prescription opioid litigation, a $3.0 million charge for the settlement of an Affordable Medicines customer claim, a $3.0 million charge for the settlement of Affordable Medicines commercial antitrust litigation, and a $1.9 million charge for the settlement of a corporate stockholder derivative lawsuit, partially offset by a $10.0 million credit from the settlement of Affordable Medicines patent infringement matters. For the year ended December 31, 2022, the Company recorded charges related to legal matters, net of $269.9 million, primarily for corporate Opana® ER antitrust litigation of $262.8 million and Affordable Medicines civil prescription opioid litigation of $18.0 million, partially offset by corporate insurance recoveries associated with securities class actions of $15.5 million.
Liabilities for legal matters were comprised of the following (in thousands):

	December 31,
Matter	2024	2023
Opana ER® antitrust litigation	$—	$50,000
Opana ER® antitrust litigation-accrued interest	—	2,347
Civil prescription opioid litigation	29,671	21,189
Other	2,084	3,452
Current portion of liabilities for legal matters	$31,755	$76,988

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$85,479	$316
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
Patent Litigation
There is substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and IP claims. One or more patents often cover the brand name products for which the Company is developing generic versions, and the Company typically has patent rights covering the Company’s branded products.
Under federal law, when a drug developer files an Abbreviated New Drug Application (“ANDA”) for a generic drug seeking approval before expiration of a patent which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45-day period, the FDA can review and tentatively approve the ANDA, but generally is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. The Company’s Affordable Medicines segment is typically subject to patent infringement litigation brought by branded pharmaceutical manufacturers in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation.
The uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. For the Company’s Affordable Medicines segment, the potential consequences in the event of an unfavorable outcome in such litigation include delaying launch of its generic products until patent expiration. If the Company were to launch its generic product prior to successful resolution of a patent litigation, the Company could be liable for potential damages measured by the profits lost by the branded product manufacturer rather than the profits earned by the Company if it is found to infringe a valid, enforceable patent, or enhanced treble damages in cases of willful infringement. For the Company’s Specialty segment, an unfavorable outcome may significantly accelerate generic competition ahead of expiration of the patents covering the Company’s branded products. All such litigation typically involves significant expense.
The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements. The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third party.
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
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, various purchasers of generic drugs filed multiple putative antitrust class action complaints against a substantial number of generic pharmaceutical manufacturers, including the Company and Impax, alleging an illegal conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers. They seek unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuits were consolidated in the United States District Court for the Eastern District of Pennsylvania (See In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724 (E.D. Pa.)) (“MDL No. 2724”).
In 2019 and 2020, Attorneys General of 43 States and the Commonwealth of Puerto Rico named the Company in two complaints alleging a similar conspiracy and seeking similar damages. These cases are pending in the District of Connecticut. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS.
Fact discovery is underway in MDL No. 2724 and in the State Attorneys General cases naming the Company as a defendant. Expert discovery is complete in Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS. In Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MSP, defendants’ joint motions for summary judgment were filed in November 2024 and defendant-specific motions for summary judgment are due in July 2025. In Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS, defendants jointly moved to dismiss the complaint and Amneal individually moved to dismiss the states’ Ranitidine, Bethanechol, and overarching conspiracy claims. These motions were fully briefed on February 14, 2025. In the

MDL, defendants including the Company and Impax jointly moved to dismiss certain complaints in December 2024. Amneal individually moved to dismiss plaintiffs’ Bethanechol Chloride claims in American Airlines, Inc., et al v. Actavis Holdco U.S., Inc., et al, 2:24-cv-01430. These motions were fully briefed on February 20, 2025. The MDL Court ordered that trials for the first MDL cases chosen for bellwether treatment, none of which name the Company or Impax as defendants, will begin August 8, 2025. The MDL Court has identified the second round of MDL cases chosen for bellwether treatment, one of which names Impax as a defendant. No scheduling orders have been set.
Civil Prescription Opioid Litigation
The Company is named in over 900 state and federal cases relating to the sale of prescription opioid pain relievers. Plaintiffs are political subdivisions, schools, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804, USDC N.D. OH. The Company also is named in state court cases pending in seven states. There are no firm trial dates in those state-court cases except in Texas, where the trial date in the Dallas County case is September 29, 2025, and the trial-ready date in the Bexar County case is March 16, 2026.
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
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of December 31, 2024 was $115.2 million, of which $85.5 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement is finalized. As of December 31, 2023, the Company had a liability of $21.5 million related to its prescription opioid litigation, of which $0.3 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of December 31, 2024 or 2023, because it concluded that a loss was not probable and estimable.
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas. The Company has entered into a tolling agreement with respect to potential criminal charges through May 15, 2025. The Company entered into a tolling agreement with the USAO that tolled the statute of limitations for potential civil claims through November 15, 2024. It is not possible to determine the exact outcome of these investigations.

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

Ranitidine Litigation

The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL Court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. Plaintiffs’ reply brief was filed November 8, 2024. The briefing also addresses the MDL Court’s December 6, 2022 exclusion of plaintiff’s general causation experts. The 11th Circuit has not set an oral argument date.

The Company has also been named in state court cases in four states. The Company has filed motions to dismiss those cases. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all such cases in which the Company had been named, holding all claims preempted. On December 10, 2024, plaintiffs filed a motion in the Illinois state court cases seeking entry of partial final judgment as to the Company and other generic drug manufacturer defendants to allow plaintiffs to appeal the dismissals of those defendants. The Company has reached an agreement in principle, which is not material, to settle the 95 cases pending against it in California state court. Currently, there is a September 15, 2025 trial date in the one case pending in New Mexico brought by the Attorney General, but the court recently indicated that date is likely to be continued. There are no other trial dates involving the Company in any of the state court cases.

Metformin Litigation

Beginning in 2020, Amneal was named as a defendant in several putative class action lawsuits filed and consolidated in the United States District Court for the District of New Jersey, seeking compensation for economic loss allegedly incurred in connection with their purchase of generic metformin allegedly contaminated with NDMA. See In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH) (“In re Metformin”), Marcia E. Brice v. Amneal Pharmaceuticals, Inc., No. 2:20-cv-13728 (D.N.J.), and Michael Hann v. Amneal Pharmaceuticals of New York, LLC et al., No. 2:23-cv-22902 (D.N.J.). On January 7, 2025, the court dismissed the Third Amended Complaint in In Re Metformin without prejudice and granted plaintiffs the opportunity to amend their complaint. On February 20, 2025, plaintiffs filed a Fourth Amended Complaint in In Re Metformin, which incorporated the allegations of plaintiff Brice and plaintiff Hann, and then filed notices of voluntary dismissal of Marcia E. Brice v. Amneal Pharmaceuticals, Inc., No. 2:20-cv-13728 (D.N.J.) and Michael Hann v. Amneal Pharmaceuticals of New York, LLC et al., No. 2:23-cv-22902 (D.N.J.) as standalone actions. Defendants will file a motion to dismiss the Fourth Amended Complaint by March 7, 2025. Plaintiffs’ response in opposition is due on April 7, 2025 and defendants’ reply is due on April 22, 2025.

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

UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.

On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against multiple manufacturers, including the Company, alleging an illegal conspiracy to restrict output of generic COLCRYS®. See UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma. U.S.A., Inc. et al, No. 1:23-cv-10030 (S.D.N.Y.). On February 28, 2024, Takeda Pharmaceuticals U.S.A., Inc. filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On March 13, 2024 and March 27, 2024, Amneal submitted a letter and brief, respectively, informing the Court of its position that the Eastern District of Pennsylvania lacks personal jurisdiction over Amneal. That motion remains pending, and the deadline to respond to the complaint is set at 45 days after the court resolves the motion to transfer.

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

Guaifenesin Litigation

On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.). The complaint purports to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint seeks damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. On December 30, 2024, the Company and CVS jointly filed a motion to dismiss. On January 21, 2025, in lieu of filing a response to defendants’ motion to dismiss, plaintiff filed an amended complaint. Defendants’ motion to dismiss the amended complaint was filed on February 20, 2025. Plaintiff’s response to the motion to dismiss is due March 24, 2025, and defendants’ reply is due April 14, 2025.

Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 3:25-cv-00181-GC-TJB

On November 25, 2024, the Company and Impax received a notice letter from Sandoz Inc. (“Sandoz”) stating that it had filed an ANDA with the FDA seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letter included a Paragraph IV certification alleging that certain patents covering CREXONT® are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of Sandoz’s generic product.

In response to this notice letter, on January 7, 2025, the Company and Impax filed a patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos. 10,098,845, 10,292,935,

10,688,058, 10,973,769, 10,987,313, 11,357,733, 11,622,941, 11,666,538, 11,986,449, 12,064,521, 12,109,185, and 12,128,141. The current deadline for Sandoz to respond to the complaint is March 11, 2025. The filing of this lawsuit triggered a 30-month stay of FDA approval of the Sandoz ANDA from the date of receipt of the notice letter. CREXONT® is also subject to a regulatory exclusivity until August 7, 2027.
21. Stockholders’ (Deficiency) Equity
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
In connection with the Reorganization, the Company amended and restated its certificate of incorporation (“Charter”). The voting rights, dividend rights and participation rights of holders of Class A common stock of the Company did not materially change as a result of the amendment. There were no shares of Class B common stock of the Company outstanding as of December 31, 2024 and 2023.
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
Preferred Stock
Under the Company’s Charter, the Company’s Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2024 and 2023, no preferred stock had been issued.
Non-Controlling Interests
As discussed in Note 2. Summary of Significant Accounting Policies, the consolidated financial statements of the Company include the accounts of all entities controlled by the Company, including Amneal and its subsidiaries, through the Company’s direct or indirect ownership of a majority voting interest. The Company records non-controlling interests for the portion of its subsidiaries’ economic interests that it does not hold. Prior to the Reorganization, non-controlling interests were adjusted for capital transactions that impacted the non-publicly held economic interests in Amneal.
Prior to the Reorganization, Amneal was obligated to make tax distributions to the Members. For the years ended December 31, 2023 and 2022, the Company recorded net tax distributions of $56.7 million and $10.6 million, respectively, as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members. There was no liability for tax distributions payable to Members as of December 31, 2024 and 2023.
The Company acquired a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”) on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company attributes 2% of the net income or loss of KSP to these non-controlling interests.
Redeemable Non-Controlling Interests - AvKARE, LLC and R&S
The Company acquired a 65.1% interest in both AvKARE, LLC and R&S on January 31, 2020. The sellers hold the remaining 34.9% interest (“Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met. Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right (the “Call Option”). The sellers holding the Rondo Class B Units have the one-time right to defer the exercise of the Call Option until the subsequent calendar year. The Rondo Class B Units are also redeemable by the holders upon a change in control. Since the redemption of the Rondo Class B Units is outside of the Company’s control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests. The Company attributes 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption certain. For the years ended December 31, 2024, 2023 and 2022, tax distributions of $19.8 million, $14.2 million and $6.9 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2024 and 2023, there were no amounts due for tax distributions related to these redeemable non-controlling interests.
Redeemable Non-Controlling Interests - Puniska Healthcare Pvt. Ltd.
The Company acquired a 74% interest in Puniska Healthcare Pvt. Ltd. (“Puniska”) on November 2, 2021. Amneal was required pursuant to the purchase agreement to acquire the remaining 26% of Puniska upon approval of the transaction by the government of India. Since approval of the government of India was outside of the Company’s control, upon closing of the Puniska Acquisition, the equity interests of Puniska that the Company did not own were presented outside of stockholders’ equity as redeemable non-controlling interests. The Company attributed 26% of the net losses of Puniska to the redeemable non-controlling interests.
Upon approval of the transaction by the government of India in March 2022, the Company paid the $1.7 million redemption value for the remaining 26% of the equity interests of Puniska. For the year ended December 31, 2022, the Company recorded accretion of $0.9 million to increase the redeemable non-controlling interests to redemption value.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2022	$(32,382)	$42,321	$9,939
Other comprehensive income before reclassification	(433)	(39,248)	(39,681)
Reallocation of ownership interests	(33,257)	34,016	759
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(3,366)	(3,366)
Balance December 31, 2023	(66,072)	33,723	(32,349)
Other comprehensive income before reclassification	(5,788)	(1,168)	(6,956)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(26,205)	(26,205)
Balance December 31, 2024	$(71,860)	$6,350	$(65,510)
22. Stock-Based Compensation
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan
In May 2018, the Company adopted the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (“2018 Plan”) under which the Company may grant stock options, restricted stock units and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The stock option, RSU and MPRSU award grants are made in accordance with the Company’s 2018 Plan and are subject to forfeiture if the vesting conditions are not met. On May 5, 2020, the stockholders of the Company approved an amendment to the 2018 Plan, which authorized an additional 14 million shares of Class A common stock available for issuance under the 2018 Plan. On May 9, 2023, the stockholders of the Company approved an amendment and restatement of the 2018 Plan, which authorized an additional 20 million shares of Class A common stock available for issuance under the 2018 Plan, resulting in a total shares reserved under the Stock Plan of 57 million shares, and extends the term of the 2018 Plan until May 9, 2033. As of December 31, 2024, the Company had 23,723,461 shares available for issuance under the 2018 Plan.
The Company recognizes the grant date fair value of each option and share of restricted stock unit over its vesting period. Stock options and RSU awards are granted under the Company’s 2018 Plan and generally vest over a 4 year period and, in the case of stock options, have a term of 10 years.
The following table summarizes all of the Company’s stock option activity for the years ended December 31, 2024, 2023, and 2022:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	3,051,500	$4.17
Options exercised	(207,452)	2.75
Options forfeited	(195,607)	2.77
Outstanding at December 31, 2022	2,648,441	$4.38	6.0	$—
Options exercised	(163,824)	2.75
Options forfeited	(68,252)	2.75
Outstanding at December 31, 2023	2,416,365	$4.54	5.0	$6.6
Options exercised	(396,914)	2.91
Outstanding at December 31, 2024	2,019,451	$4.86	4.0	$8.5
Options exercisable at December 31, 2024	2,019,451	$4.86	4.0	$8.5
The intrinsic value of options exercised during the year ended December 31, 2024 was approximately $1.8 million. There were no options granted in the years ended December 31, 2024, 2023 and 2022.

The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2024, 2023, and 2022:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2021	13,183,600	$5.25
Granted	10,117,037	4.54
Vested	(2,697,134)	5.95
Forfeited	(2,674,890)	5.07
Non-vested at December 31, 2022	17,928,613	$4.77	1.3	$35.7
Granted	7,519,565	1.91
Vested	(3,888,602)	4.53
Forfeited	(4,104,873)	3.41
Non-vested at December 31, 2023	17,454,703	$3.92	1.2	$105.4
Granted	7,268,315	5.40
Vested	(4,325,941)	3.33
Forfeited	(2,820,894)	6.12
Non-vested at December 31, 2024	17,576,183	$4.32	1.2	$139.2
The table above includes 2,893,669 MPRSUs granted to executives during 2024. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 4, 2024 and requires the employee’s continued employment or service through February 28, 2027. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (5,787,338 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $5.21 and was calculated using a Monte Carlo simulation model. 2,857,002 of these MPRSUs remained outstanding and unvested at December 31, 2024.
The table above includes 2,431,521 MPRSUs granted to executives during March and April 2023. Vesting of the March 2023 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 3, 2023 and requires the employee’s continued employment or service through February 28, 2026. Vesting of the April 2023 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting April 28, 2023 and requires the employee’s continued employment or service through February 28, 2026. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (4,863,042 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $1.81 to $2.17 and was calculated using a Monte Carlo simulation model. 2,291,995 of these MPRSUs remained outstanding and unvested at December 31, 2024.
The table above includes 3,053,738 MPRSUs granted to executives during 2022. Vesting of these awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 1, 2022 and requires the employee’s continued employment or service through February 28, 2025. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (6,107,476 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $6.22 and was calculated using a Monte Carlo simulation model. 2,460,107 of these MPRSUs remained outstanding and unvested at December 31, 2024.
As of December 31, 2024, the Company had total unrecognized stock-based compensation expense of $40.7 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.8 years.

The amount of stock-based compensation expense recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$3,564	$3,561	$4,811
Selling, general and administrative	20,343	18,922	20,746
Research and development	3,645	4,339	6,290
Restructuring and other charges	216	—	—
Total	$27,768	$26,822	$31,847

23. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. The following table summarizes the Company’s related party transactions (in thousands):

			Year ended December 31,
	Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2024	2023	2022
A.	Kashiv Biosciences LLC
i.	Development and commercialization agreement - Omaluzimab	Research and development	$20,000	$—	$—
ii.	Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$16,124	$5,114	$—
iii.	Development and commercialization agreement - Long-acting injectable	Research and development	$10,500	$—	$—
ii.	Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$9,210	$1,022	$260
iv.	Sale of subsidiary - gain on sale	Other income, net	$(3,760)	$—	$—
iii.	Generic development supply agreement - research and development material	Research and development	$(681)	$(2,809)	$—
iv.	Sale of subsidiary - interest income on loan receivable	Interest expense, net	$(515)	$—	$—
v.	Storage agreement	Research and development	$(223)	$(107)	$(126)
vi.	Parking space lease	Research and development	$100	$100	$100
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Pegfilgrastim-pbbk	Intangible asset	$—	$—	$15,000
ii.	License and commercialization agreement - Filgrastim and Pegfilgrastim - regulatory approval milestone for Filgrastim	Selling, general and administrative	$—	$—	$5,000
vii.	Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$—	$(25)	$1,761

B.	Members - tax receivable agreement	Increase in tax receivable agreement liability	$50,680	$3,124	$631
C.	Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$19,574	$15,873	$2,742
D.	AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$11,587	$8,746	$4,963
E.	Kanan, LLC - operating lease	Inventory and cost of goods sold	$2,368	$2,540	$2,104
F.	Sellers Notes - interest	Interest expense, net	$1,325	$2,210	$2,210
G.	Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$1,286	$1,352	$1,211
H.	Tracy Properties LLC - operating lease	Selling, general and administrative	$609	$625	$565
I.	Avtar Investments, LLC - consulting services	Research and development	$251	$321	$216
J.	Alkermes Plc	Inventory and cost of goods sold	$229	$464	$235
K.	AvPROP, LLC - operating lease	Selling, general and administrative	$184	$167	$178
L.	Fosun International Limited - license and supply agreement	Net revenue	$—	$(80)	$—
M.	TPG Capital BD, LLC	Loss on refinancing	$—	$3,000	$—
N.	R&S Solutions LLC - logistics services	Selling, general and administrative	$—	$102	$85
O.	PharmaSophia, LLC - research and development services income	Research and development	$—	$—	$(45)
O.	PharmaSophia, LLC - license and commercialization agreement	Research and development	$—	$—	$1,093
P.	TPG Operations, LLC - consulting services	Selling, general and administrative	$—	$—	$19
Q.	Asana Biosciences, LLC	Research and development	$—	$—	$(5)

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

		December 31, 2024	December 31, 2023
A.	Kashiv - various agreements	$447	$954
D.	AzaTech Pharma LLC	21	—
J.	Alkermes Plc	16	1
	Related party receivables - short term	$484	$955

A.	Kashiv - various agreements	$16,908	$3,179
B.	Members - tax receivable agreement	2,985	549
C.	Apace Packaging, LLC - packaging agreement	1,205	1,091
D.	AzaTech Pharma LLC - supply agreement	1,151	1,958
I.	Avtar Investments LLC - consulting services	60	100
J.	Alkermes Plc	2	2
F.	Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	—	442
	Related party payables - short term	$22,311	$7,321

B.	Members - tax receivable agreement	$50,900	$3,207
A.	Kashiv - contingent consideration	—	430
F.	Sellers of AvKARE LLC and R&S - accrued interest on Sellers Notes	—	8,139
	Related party payables - long term	$50,900	$11,776
Related Party Transaction Descriptions
A. Kashiv Biosciences LLC

Kashiv Biosciences LLC (“Kashiv”) is a vertically integrated biopharmaceutical company with a diverse portfolio of commercial and clinical-stage assets. Amneal has various business agreements with Kashiv. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Kashiv. In addition, they serve on the Board of Managers of Kashiv.

On January 11, 2021, the Company and Kashiv entered into a definitive agreement for Amneal to acquire a 98% interest in KSP, which was a subsidiary of Kashiv and focuses on the development of complex generics, innovative drug delivery platforms and novel 505(b)(2) drugs. The acquisition closed on April 2, 2021 and included contingent payments for the achievement of certain regulatory milestones and potential royalty payments based on annual net sales for certain future pharmaceutical products. As of December 31, 2023, the contingent consideration liability associated with the acquisition of KSP of $0.4 million was recorded within related party payables - long term. Contingent consideration liability was $0 as of December 31, 2024.

Below is a summary of the related party arrangements held between the Company and Kashiv that were not impacted by the KSP Acquisition:
i.On July 1, 2024, Kashiv and Amneal entered into an exclusive license and commercialization agreement to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing for the product, and Amneal is responsible for marketing, selling, and pricing activities. The term of the agreement is 10 years from the respective product’s launch date and automatically renews for terms of three years unless either party provides written notification of termination.

The agreement requires the Company to pay $10.0 million as an up-front amount to Kashiv and potential future milestone payments of up to $75.0 million, upon achieving certain developmental and regulatory achievements within agreed-upon timelines. The milestones include: (i) up to $32.5 million in developmental milestone payments, (ii) $22.5 million in regulatory approval and commercial launch milestone payments, and (iii) a $20.0 million sales-based milestone payment, which is contingent upon reaching a defined annual commercial sales volume for the product. In addition, the agreement provides for Amneal to pay a profit share up to 45% of net profits, after considering manufacturing, marketing, royalty and shipping costs.

During the year ended December 31, 2024, the Company expensed amounts paid to Kashiv for: (i) the upfront amount of $10.0 million in connection with the execution of the agreement and (ii) an additional $10.0 million related to the first developmental milestone.
ii.In 2017, Kashiv and Amneal entered into an exclusive license and commercialization agreement (the “Kashiv Biosimilar Agreement”) to distribute and sell two biosimilar products, Filgrastim and Pegfilgrastim, in the U.S. Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling, and pricing activities. The term of the agreement is 10 years from the respective product’s launch date.
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

On May 27, 2022, the FDA approved the Company’s biologic license application, associated with the amended Kashiv Biosimilar Agreement, for Pegfilgrastim-pbbk. In connection with this regulatory approval and associated activity, the Company incurred and paid a milestone of $15.0 million during the year ended December 31, 2022, payable to Kashiv. The milestone was capitalized as an intangible asset and will be amortized to cost of sales over an estimated useful life of 8.3 years.

The Company recognized a $5.0 million milestone in selling, general and administrative expense upon FDA approval of Filgrastim in February 2022.
In March 2024, the Company amended the Kashiv Biosimilar Agreement to include two additional in-development products, a pre-filled auto-injector delivery system for peg-filgrastim and a pre-filled on-body injector (OBI) delivery system for peg-filgrastim. Consistent with the existing terms, Kashiv is responsible for development, regulatory filings, obtaining FDA approval, and manufacturing, and Amneal is responsible for marketing, selling, and pricing activities of these product candidates. The amendment did not change the contractual terms related to existing commercialized biosimilar products.
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
No amounts were paid or recognized during the year ended December 31, 2024, pursuant to this amendment.
iii.In December 2022, Amneal and Kashiv entered into a development and supply agreement specific to four generic product candidates. Amneal is responsible for manufacturing batch products and performing certain developmental activities on behalf of Kashiv. Kashiv, as owner of the intellectual property, is responsible for regulatory filings, obtaining FDA approval, marketing, selling, and pricing activities. Pursuant to the terms of the development supply agreement, Amneal is eligible to earn up to $2.4 million related to the aforementioned services. As of December 31, 2024 and 2023, deferred revenue related to this arrangement was $0.2 within accounts payable and accrued expenses on the consolidated balance sheet.

Pursuant to the development supply agreement, Amneal maintained a right of first offer and negotiation to the licensing of each generic product candidate. In March 2024, Amneal and Kashiv entered into a license and supply agreement for the development and commercialization of a long-acting injectable (the “Injectable License and Supply Agreement”). The existing development supply agreement remains effective for the remaining three generic product candidates.
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
During the year ended December 31, 2024, the Company recorded R&D expense of $10.5 million comprised of (i) $0.5 million for payment made upon execution of the license and supply agreement and (ii) $10.0 million for the achievement of a regulatory milestone upon the FDA’s written acceptance of a drug approval application filing. The agreement provides for potential future milestone payments to Kashiv of up to $25.0 million as follows: (i) up to $10.0 million relating to developmental milestones; (ii) up to $10.0 million for U.S. regulatory approval and initial commercial launch milestones; and (iii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share equal to 50% of net profits, after considering manufacturing and marketing costs. As of December 31, 2024, the Company had a liability of $10.0 million related to the achievement of a regulatory milestone, which was paid by the Company in February 2025.
iv.On April 30, 2024, Amneal closed on the sale of a wholly owned subsidiary in India to a subsidiary of Kashiv for total consideration of ₹1.0 billion, or $12.2 million. Total consideration consisted of a ₹416.2 million, or $5.0 million, cash payment at closing and the assumption of a loan payable of ₹598.6 million, or $7.2 million, payable to another subsidiary of Amneal in India. The loan payable bore interest of 11% on the unpaid principal and was due on or before December 31, 2024. The Company was permitted to offset royalties or other amounts payable to Kashiv with any overdue principal and accrued interest on the loan payable. On December 27, 2024, Kashiv paid the loan of ₹598.6 million, or $7.0 million (based on foreign exchange rates at that date) and accrued interest in full. The subsidiary’s assets and liabilities were primarily comprised of a building under construction and a note payable, respectively. The subsidiary had no business activity, other than the construction of the building. As a result of the sale, the Company recognized a pre-tax gain of $3.8 million in other income, net in its Affordable Medicines segment for the year ended December 31, 2024.
v.The parties entered into a pallet storage agreement for Amneal to store materials for Kashiv.
vi.The parties entered into a lease for parking spaces in Piscataway, NJ. The annual lease cost is $0.1 million per year for the lease agreement.
vii.Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix Acetate. Under the agreement, the IP and abbreviated new drug application for these products are owned by Amneal, and Kashiv will receive a profit share for all sales of the products made by Amneal. In connection with the agreement, Amneal made an upfront payment of $1.1 million in August 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2.1 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal agreed to pay $2.6 million of development fees to Kashiv as the development work is completed.
B. Tax Receivable Agreement
In 2018, the Company entered into the TRA pursuant to which it was generally required to pay the holders of Amneal Common Units, on a one-to-one basis, 85% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal common units sold to the Company (or exchanged in a taxable sale) and that were created as a result of (i) the sales of their Amneal common units for shares of Class A common stock of the Company prior to the Reorganization (as defined in Note 1. Nature of Operations) and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the tax benefits subject to the TRA to 75% of such realized benefits. Refer to Note 6. Income Taxes for additional information.

C. Apace KY, LLC d/b/a Apace Packaging LLC

Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to packaging agreements for Amneal and R&S. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace.
D. AzaTech Pharma, LLC
R&S purchases inventory from AzaTech Pharma LLC (“AzaTech”) for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech.
E. Kanan, LLC
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
F. Sellers of AvKARE LLC and R&S
Notes Payable – Related Party
Certain holders of the Rondo Class B Units were also holders of the Sellers Notes. During the year ended December 31, 2024, the Company repaid principal of $44.2 million and interest of $10.0 million associated with the Sellers Notes from cash on hand. As of December 31, 2024, the Sellers Notes and accrued interest had been fully repaid. The Sellers Notes, net of unamortized discount, were included in notes payable-related party and accrued interest was included in related party payables-short term and long-term as of December 31, 2023. For additional information, refer to Note 15. Debt.

Refer to Note 21. Stockholders’ (Deficiency) Equity for related party transactions associated with Rondo.
Tax Distributions
Under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, subject to certain limitations as defined in the Rondo Credit Facility. For the years ended December 31, 2024, 2023 and 2022, tax distributions of $19.8 million, $14.2 million and $6.9 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2024 and 2023, there were no amounts due for tax distributions related to these redeemable non-controlling interests. For further details, refer to Note 21. Stockholders’ (Deficiency) Equity.
G. Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC (“IRE”) is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the Amneal Group who also serves as an observer on our Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC, which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by five years until March 31, 2026. Monthly rent payments are $0.1 million and increase by 3% annually.
H. Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC (“Tracy”). A member of Company management beneficially owns outstanding equity securities of Tracy.

I. Avtar Investments, LLC

Avtar Investments, LLC (“Avtar”) is a private investment firm. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement under which Avtar will provide R&D consulting services.

J. Alkermes Plc
Rondo Partners LLC purchases inventory from Alkermes Plc for resale. A member of the Board of Directors of the Company is also a member of the Board of Directors of Alkermes Plc.
K. AvPROP, LLC
AvKARE LLC leases its operating facilities from AvPROP, LLC (“AvPROP”). A member of Company management beneficially owns outstanding equity securities of AvPROP.
L. Fosun International Limited
Fosun International Limited (“Fosun”) is a Chinese international conglomerate and investment company that was a significant shareholder of the Company. On June 6, 2019, the Company entered into a license and supply agreement with a subsidiary of Fosun, which is a Chinese pharmaceutical company. Under the terms of the agreement, the Company will hold the imported drug license required for pharmaceutical products manufactured outside of China and will supply Fosun with finished, packaged products for Fosun to then sell in the China market. Fosun will be responsible for obtaining regulatory approval in China and for shipping the product from Amneal’s facility to Fosun’s customers in China. In consideration for access to the Company’s U.S. regulatory filings to support its China regulatory filings and for the supply of product, Fosun paid the Company a $1.0 million non-refundable fee, net of tax, in July 2019 and was required to pay the Company $0.3 million for each of eight products upon the first commercial sale of each in China in addition to a supply price and a profit share. On August 11, 2023, the Company and Fosun amended the license and supply agreement to, among other things, (i) increase the products in the agreement from eight to ten, (ii) eliminate the first commercial sales milestone of $0.3 million for each product and (iii) decrease the profit share percentage applicable to all products.
On August 12, 2021, the Company entered into an active pharmaceutical ingredient (“API”) co-development agreement with a subsidiary of Fosun. Under the terms of the agreement, the Company provided Fosun a license to manufacture and sell two pharmaceutical products outside of the U.S. Fosun will be responsible for obtaining regulatory approval outside the U.S. Fosun paid the Company a $0.2 million non-refundable fee in 2021 and will be required to pay the Company $0.1 million for each of the two products upon the first commercial sale of each in China in addition to a profit share.
Effective March 31, 2024, Fosun was no longer a significant shareholder of the Company; therefore, it was no longer a related party as of that date.

M. TPG Capital BD, LLC

TPG Capital BD, LLC (“TPG Capital”), provided the Company with advice and assistance with respect to the refinancing of the Term Loan Due 2025 and the Amended New Revolving Credit Facility for which the Company paid TPG Capital $3.0 million. An observer of our Board is a partner in TPG Capital. Refer to Note 15. Debt for additional information on the refinancing of the Company’s debt.

N. R&S Solutions LLC
R&S Solutions LLC provides logistic services to the Company. A member of Company management beneficially owns outstanding equity securities of R&S Solutions LLC.
O. PharmaSophia, LLC
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
P. TPG Operations, LLC

TPG Operations LLC (“TPG Operations”) is a private investment firm that provides financial services. An observer of our Board is a partner in TPG Capital. In March 2020, the Company entered into an agreement in which TPG Operations provided financial consulting services for a period of seven months. The agreement was subsequently extended until March 2022.
Q. Asana Biosciences, LLC

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
Other Agreements
Tarsadia Investments, LLC
Tarsadia Investments, LLC (“Tarsadia”) is a private investment firm that provides financial services. Tarsadia is a significant shareholder of the Company. A member of Amneal Group, and an observer to the Board, is the Chairman and Founder of Tarsadia. Another member of the Amneal Group, and a member of the Board, is a Managing Director of Tarsadia. Tarsadia offers capital and strategic support for companies with substantial growth potential primarily in the healthcare, financial services, real estate, and clean technology sectors. The Company entered into an agreement in which Tarsadia will provide financial consulting services. The services are not expected to have a material impact to the Company’s financial statements. There was no activity for the years ended December 31, 2024, 2023 and 2022.
24. Employee Benefit Plans
The Company has voluntary defined contribution plans covering eligible employees in the U.S. which provide for a Company match. For the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions of $9.2 million, $9.9 million and $9.5 million, respectively.
The Company also has a deferred compensation plan for certain former executives and employees of Impax, which the Company acquired in 2018, some of whom are currently employed by the Company. In January 2019, the Company announced that it will no longer accept contributions from employees or make matching contributions for the deferred compensation plan. Deferred compensation liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived by reference to hypothetical investments selected by the participants and is included in accounts payable and accrued expenses and other long-term liabilities. Refer to Note 16. Other Long-Term Liabilities and Note 18. Fair Value Measurements for additional information.
25. Segment Information
The Company has three reportable segments: Affordable Medicines (formerly known as Generics), Specialty, and AvKARE.

During the fourth quarter of 2024, the Company changed the name of its Generics segment to “Affordable Medicines” to reflect the full product offering of the segment. The name change did not result in any change to the composition of the Company’s reportable segments and, therefore, did not result in any change to its historical results.
Affordable Medicines
The Company’s Affordable Medicines segment includes approximately 270 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals.
Specialty
The Company’s Specialty segment includes branded products, primarily focused on central nervous system disorders, including Parkinson’s disease, and endocrine disorders.
AvKARE
The Company’s AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on entities that provide care to low-income and uninsured patients. Operating results for the sale of Amneal products by AvKARE are included in the Company’s Affordable Medicines reportable segment.
Chief Operating Decision Makers
The Company’s Co-Chief Executive Officers are the Company’s chief operating decision makers (“CODMs”). The CODMs evaluate the financial performance of the Company based upon segment operating income (loss). Items below operating income (loss) are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODMs. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s CODMs.
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, R&D expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue (2)	$1,685,263		$445,749		$662,945	$—	$2,793,957
Cost of goods sold	1,011,363		202,821		559,335	—	1,773,519
Gross profit	673,900		242,928		103,610	—	1,020,438
Selling, general and administrative	129,578		109,658	A	60,709	176,491	476,436
Research and development	171,771	B	18,943	B	—	—	190,714
Intellectual property legal development expenses	5,685		160		—	—	5,845
Restructuring and other charges	70		1,517		—	768	2,355
Change in fair value of contingent consideration	—		(930)		—	—	(930)
Charges related to legal matters, net	96,692		—		—	—	96,692
Operating income (loss)	$270,104		$113,580		$42,901	$(177,259)	$249,326

Year Ended December 31, 2023	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue (2)	$1,471,401		$390,457		$531,749	$—	$2,393,607
Cost of goods sold	913,869		214,277		444,896	—	1,573,042
Gross profit	557,532		176,180		86,853	—	820,565
Selling, general and administrative	119,912		88,137	A	55,341	166,285	429,675
Research and development	132,233	B	31,717	B	—	—	163,950
In-process research and development impairment charges	26,500		4,300		—	—	30,800
Intellectual property legal development expenses	3,708		120		—	—	3,828
Restructuring and other charges	211		1,105		—	433	1,749
Change in fair value of contingent consideration	—		(14,497)		—	—	(14,497)
(Credit) charges related to legal matters, net	(64)		—		—	1,888	1,824
Other operating income	(1,138)		—		—	—	(1,138)
Operating income (loss)	$276,170		$65,298		$31,512	$(168,606)	$204,374

Year Ended December 31, 2022	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue (2)	$1,432,073		$374,121		$406,110	$—	$2,212,304
Cost of goods sold	896,031		182,432		349,133	—	1,427,596
Gross profit	536,042		191,689		56,977	—	784,708
Selling, general and administrative	109,781		90,031	A	53,659	146,229	399,700
Research and development	167,509	B	28,179	B	—	—	195,688
In-process research and development impairment charges	12,970		—		—	—	12,970
Intellectual property legal development expenses	4,251		107		—	—	4,358
Acquisition, transaction-related and integration expenses	25		49		—	635	709
Restructuring and other charges	821		—		—	600	1,421
Change in fair value of contingent consideration	—		731		—	—	731
Insurance recoveries for property losses and associated expenses, net	(1,911)		—		—	—	(1,911)
Charges related to legal matters, net	22,400		—		—	247,530	269,930
Other operating income	(3,960)		—		—	—	(3,960)
Operating income (loss)	$224,156		$72,592		$3,318	$(394,994)	$(94,928)
(1)Operating results for the sale of Amneal products by AvKARE are included in Affordable Medicines.
(2)Net revenue from external customers is attributed to countries based on the location of the product shipment. For the years ended December 31, 2024, 2023, and 2022, net revenue from external customers attributed to foreign countries was immaterial.

Significant Expense Categories Provided to the Chief Operating Decision Makers
Selling, General and Administrative Expenses - Specialty Segment
A The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs do not review SG&A for the Affordable Medicines and AvKARE segments. SG&A for the Specialty segment was comprised of the following (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Employee compensation and benefits	$34,908	$36,352	$34,893
Product marketing	44,179	27,431	31,481
Commercial operations and salesforce	25,567	20,748	20,256
Other (1)	5,004	3,606	3,401
Total	$109,658	$88,137	$90,031
(1)Other includes professional fees and other expenses not presented to the CODMs.
Research and Development Expenses - Affordable Medicines and Specialty Segments
B Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	For the Year Ended December 31,
	2024		2023		2022
	Affordable Medicines	Specialty	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$46,551	$7,863	$47,185	$10,120	$51,945	$7,987
Materials and supplies	40,585	1,221	21,382	5,107	32,912	1,305
Product development and studies	3,707	1,408	8,434	2,967	23,203	2,182
Regulatory fees	5,439	—	8,913	2,024	5,540	3,117
Milestones	38,475	—	8,425	—	6,414	4,500
Facilities costs	6,714	5,858	7,485	5,655	9,399	3,680
Other (1)	30,300	2,593	30,409	5,844	38,096	5,408
Total	$171,771	$18,943	$132,233	$31,717	$167,509	$28,179
(1)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes repairs and maintenance, outside testing, professional fees and other expenses not presented to the CODMs.

Long-Lived Assets

Long-lived assets, which are comprised of property, plant and equipment, net and operating and financing lease right-of-use assets, are attributed based on physical location. Long-lived assets by country were as follows (in thousands):

	December 31, 2024	December 31, 2023
United States	$310,702	$316,947
India	159,650	179,401
Ireland	53,341	53,789
	$523,693	$550,137

26. Subsequent Events
Term Loan Due 2025
In January 2025, the Company paid the entire remaining principal balance of $192.0 million outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
Securities Purchase Agreement and License and Collaboration Agreement - Related Party
On January 3, 2025, the Company entered into a securities purchase agreement and a license and collaboration agreement with Ellodi Pharmaceuticals, L.P. (“Ellodi”) and certain entities affiliated with TPG for $3 million. An observer of our Board is a partner in TPG Capital and a board director of Ellodi. Ellodi is a gastroenterology-focused specialty pharmaceutical company.
Amneal has the option to obtain, under certain conditions, an exclusive royalty bearing and sub-licensable world-wide license to a late-stage gastroenterology-focused pipeline product under development. If exercised, the Company will be responsible for remaining development activities and obtaining regulatory approval of the product. The license and collaboration agreement provides for potential future milestone payments to Ellodi for regulatory and commercial milestones of up to $48.5 million and royalties on commercial sales.

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1
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

2.2
Membership Interest Purchase Agreement, dated January 11, 2021, by and among Kashiv BioSciences, LLC and Amneal Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 12, 2021).

2.3
Share Purchase Agreement, dated November 2, 2021, by and among Puniska Healthcare Pvt. Ltd. and Amneal Pharmaceuticals Private Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K filed on March 1, 2022).

2.4
Asset Purchase Agreement, dated December 30, 2021, by and among Amneal Pharmaceuticals LLC and Saol Therapeutics (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

2.5
Agreement and Plan of Merger, dated as of November 7, 2023, by and among Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.), Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.) and Amneal Merger Sub 1 Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

2.6
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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 14, 2024).

10.1
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

10.4
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

10.7
Tax Receivable Agreement, dated as of May 4, 2018, by and among Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC and the Members of Amneal Pharmaceuticals LLC from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 7, 2018).

10.8
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

10.12
Amneal Pharmaceuticals Inc. 2018 Incentive Award Plan (amended and restated) (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on August 17, 2020). †

10.13
Form of Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021).†

10.14	Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan Performance Restricted Stock Unit Grant Notice.* †

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

10.23	Amended and Restated Operating Agreement of Rondo Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 3, 2020).

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

10.27
Employment Agreement by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated as of July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).†

10.28
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

10.30
Modification No. 1 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Nikita Shah (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023).†

10.31
Modification No. 2 to Employment Agreement, dated February 21, 2023, by and among Amneal Pharmaceuticals, Inc. and Andrew Boyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023). †

10.32
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023).†

10.33
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

10.35
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

10.36
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

10.38
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

10.41
Amendment to No. 1, dated as of November 7, 2023, to the Employment Agreement, dated as of July 29, 2020, by and between Amneal Intermediate Inc. (formerly Amneal Pharmaceuticals, Inc.) and Nikita Shah (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2023).†

10.42
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

10.44
Amneal Pharmaceuticals LLC Fourth Amended and Restated Limited Liability Company Agreement, dated as of November 7, 2023, by and among Amneal Pharmaceuticals LLC and its Members (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

10.45
Form of Stock Surrender Agreement, dated as of November 7, 2023, by and between Amneal Pharmaceuticals, Inc. (formerly Amneal NewCo Inc.) and former Members of Amneal Pharmaceuticals LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

19.1	Insider Trading Global Policy.*

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2024).

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: February 28, 2025	Amneal Pharmaceuticals, Inc.

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co-Chief Executive Officer and Director	February 28, 2025
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co-Chief Executive Officer and Director	February 28, 2025
Chintu Patel	(Co-Principal Executive Officer)

/s/ Anastasios Konidaris	Executive Vice President, Chief Financial Officer	February 28, 2025
Anastasios Konidaris	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		February 28, 2025
Paul M. Meister	Chairman of the Board and Director

/s/ Emily Peterson Alva		February 28, 2025
Emily Peterson Alva	Director

/s/ Deb Autor		February 28, 2025
Deb Autor	Director

/s/ J. Kevin Buchi		February 28, 2025
J. Kevin Buchi	Director

/s/ Jeffrey P. George		February 28, 2025
Jeffrey P. George	Director

/s/ John J. Kiely, Jr.		February 28, 2025
John J. Kiely, Jr.	Director

/s/ Ted Nark		February 28, 2025
Ted Nark	Director

/s/ Gautam Patel		February 28, 2025
Gautam Patel	Director

/s/ Shlomo Yanai		February 28, 2025
Shlomo Yanai	Director