Form 10-Q
period 2025-03-31
Amneal Pharmaceuticals, Inc.
filed 2025-05-07
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2025, there were 313,419,599 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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
•the imposition of tariffs may adversely affect our business, results of operations and financial condition;
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
•the risk of claims brought against us by third parties such as those described in Note 16. Commitments and Contingencies - Other Litigation Related to the Company’s Business;
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
•the high concentration of ownership of our Class A common stock and the fact that we are controlled by the Amneal Group (as defined in Item 1. Business in the Company’s 2024 Annual Report on Form 10-K); and
•such other factors as may be set forth elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.
Investors should carefully read our Annual Report on Form 10-K for the year ended December 31, 2024, including the section 1A. Risk Factors, for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenue	$695,420	$659,191
Cost of goods sold	439,529	421,131
Gross profit	255,891	238,060
Selling, general and administrative	118,288	112,595
Research and development	40,040	39,298
Intellectual property legal development expenses	1,767	984
Restructuring and other charges	571	1,470
Charges related to legal matters, net	—	94,359
Other operating (income) expense	(5,122)	100
Operating income (loss)	100,347	(10,746)
Other (expense) income:
Interest expense, net	(56,939)	(65,703)
Foreign exchange gain (loss), net	4,247	(1,197)
Increase in tax receivable agreement liability	(10,687)	(1,948)
Other income, net	518	4,072
Total other expense, net	(62,861)	(64,776)
Income (loss) before income taxes	37,486	(75,522)
Provision for income taxes	12,868	6,156
Net income (loss)	24,618	(81,678)
Less: Net income attributable to non-controlling interests	(12,423)	(9,965)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$12,195	$(91,643)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.04	$(0.30)
Diluted	$0.04	$(0.30)
Weighted-average common shares outstanding:
Basic	311,054	307,279
Diluted	323,961	307,279

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$24,618	$(81,678)
Less: Net income attributable to non-controlling interests	(12,423)	(9,965)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	12,195	(91,643)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(1,632)	(390)
Unrealized (loss) gain on cash flow hedge, net of tax of $0	(12,154)	15,543
Reclassification of cash flow hedge to earnings, net of tax of $0	(6,444)	(6,515)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(20,230)	8,638
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(8,035)	$(83,005)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$59,187	$110,552
Restricted cash	6,583	7,868
Trade accounts receivable, net	754,236	775,731
Inventories	601,433	612,454
Prepaid expenses and other current assets	88,524	80,717
Related party receivables	487	484
Total current assets	1,510,450	1,587,806
Property, plant and equipment, net	427,231	424,908
Goodwill	597,497	597,436
Intangible assets, net	689,136	732,377
Operating lease right-of-use assets	29,103	31,388
Operating lease right-of-use assets - related party	10,447	10,964
Financing lease right-of-use assets	55,967	56,433
Other assets	45,418	60,133
Total assets	$3,365,249	$3,501,445
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$628,572	$735,450
Current portion of liabilities for legal matters	43,503	31,755
Revolving credit facility	290,000	100,000
Current portion of long-term debt, net	31,790	224,213
Current portion of operating lease liabilities	8,986	9,435
Current portion of operating lease liabilities - related party	3,449	3,396
Current portion of financing lease liabilities	3,319	3,211
Related party payables - short term	66,205	22,311
Total current liabilities	1,075,824	1,129,771
Long-term debt, net	2,153,979	2,161,790
Operating lease liabilities	22,854	24,814
Operating lease liabilities - related party	8,520	9,391
Financing lease liabilities	56,604	56,889
Related party payables - long term	10,687	50,900
Liabilities for legal matters - long term	72,979	85,479
Other long-term liabilities	23,191	26,949
Total long-term liabilities	2,348,814	2,416,212
Commitments and contingencies (Notes 3, 16 and 18)
Redeemable non-controlling interests	72,611	64,974
Stockholders’ Deficiency
Preferred stock, $0.01 par value, 2,000 shares authorized at both March 31, 2025 and December 31, 2024; none issued at both March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2025 and December 31, 2024; 313,385 and 309,881 shares issued at March 31, 2025 and December 31, 2024, respectively	3,134	3,099
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2025 and December 31, 2024; none issued at both March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	545,806	560,206
Stockholders' accumulated deficit	(594,867)	(607,062)
Accumulated other comprehensive loss	(85,740)	(65,510)
Total Amneal Pharmaceuticals, Inc. stockholders’ deficiency	(131,667)	(109,267)
Non-controlling interests	(333)	(245)
Total stockholders' deficiency	(132,000)	(109,512)
Total liabilities and stockholders’ deficiency	$3,365,249	$3,501,445
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$24,618	$(81,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,159	55,528
Unrealized foreign currency (gain) loss	(3,596)	1,511
Amortization of debt issuance costs and discount	6,811	6,803
Reclassification of cash flow hedge	(6,444)	(6,515)
Intangible asset impairment charges	—	920
Stock-based compensation	7,258	6,722
Inventory provision	23,669	22,923
Other operating charges and credits, net	1,313	1,350
Changes in assets and liabilities:
Trade accounts receivable, net	21,148	(55,173)
Inventories	(13,263)	(12,200)
Prepaid expenses, other current assets and other assets	(513)	(11,708)
Related party receivables	(2)	(562)
Accounts payable, accrued expenses and other liabilities	(112,626)	62,174
Related party payables	(1,124)	5,495
Net cash provided by (used in) operating activities	7,408	(4,410)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,162)	(9,198)
Acquisition of intangible assets	(4,200)	(9,700)
Deposits for future acquisition of property, plant and equipment	(960)	(862)
Proceeds from sale of property, plant and equipment	524	—
Net cash used in investing activities	(17,798)	(19,760)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities, financing leases and other	(235,528)	(63,377)
Borrowings on revolving credit facilities	218,000	48,000
Proceeds from exercise of stock options	69	28
Employee payroll tax withholding on restricted stock unit and performance stock unit vesting	(21,639)	(7,212)
Tax distributions to non-controlling interests	(68)	(594)
Net cash used in financing activities	(39,166)	(23,155)
Effect of foreign exchange rate on cash	(470)	(165)
Net decrease in cash, cash equivalents, and restricted cash	(50,026)	(47,490)
Cash, cash equivalents, and restricted cash - beginning of period	118,420	99,107
Cash, cash equivalents, and restricted cash - end of period	$68,394	$51,617
Cash and cash equivalents - end of period	$59,187	$46,520
Restricted cash - end of period	6,583	5,097
Long-term restricted cash included in other assets - end of period	2,624	—
Cash, cash equivalents, and restricted cash - end of period	$68,394	$51,617

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$56,323	$64,514
Cash paid, net for income taxes	$3,613	$4,567

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$4,806	$3,777
Payable for acquisition of intangible assets	$1,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	12,195	—	(88)	12,107	12,511
Foreign currency translation adjustments	—	—	—	—	(1,632)	—	(1,632)	—
Stock-based compensation	—	—	7,258	—	—	—	7,258	—
Exercise of stock options	25	—	69	—	—	—	69	—
Restricted stock unit and performance stock unit vesting, net of shares withheld to cover payroll taxes	3,479	35	(21,727)	—	—	—	(21,692)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(12,154)	—	(12,154)	—
Tax distributions, net	—	—	—	—	—	—	—	(4,874)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,444)	—	(6,444)	—
Balance at March 31, 2025	313,385	$3,134	$545,806	$(594,867)	$(85,740)	$(333)	$(132,000)	$72,611

	Class A Common Stock		Additional Paid-in Capital	Stockholders' Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(91,643)	—	(135)	(91,778)	10,100
Foreign currency translation adjustments	—	—	—	—	(390)	—	(390)	—
Stock-based compensation	—	—	6,722	—	—	—	6,722	—
Exercise of stock options	10	—	28	—	—	—	28	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,048	20	(7,270)	—	—	—	(7,250)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	15,543	—	15,543	—
Tax distributions, net	—	—	—	—	—	—	—	(4,371)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,515)	—	(6,515)	$—
Balance at March 31, 2024	308,623	$3,086	$538,720	$(581,819)	$(23,711)	$95	$(63,629)	$47,022

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission and U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting. These financial statements include all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations, and cash flows of Amneal Pharmaceuticals, Inc. (the “Company”) for the periods presented. However, these financial statements do not include all information and accompanying notes required for annual financial statements prepared in accordance with U.S. GAAP. The interim unaudited consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s 2024 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The following are some, but not all, of such estimates: the determination of chargebacks, sales returns, rebates, valuation of intangible and other assets acquired in business combinations, allowances for accounts receivable, accrued liabilities, liabilities for legal matters, contingent liabilities, stock-based compensation, valuation of inventory balances, the determination of useful lives for product rights and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. Actual results could differ from those estimates.
Reclassification
The prior period balance of $0.1 million, formerly included in the caption “change in fair value of contingent consideration” for the three months ended March 31, 2024 has been reclassified to the caption “other operating income (expense)” in the consolidated statements of operations to conform to the current period presentation. This reclassification did not impact operating income (loss) or net income (loss).
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 requires that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense captions on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

2. Revenue Recognition
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
License Agreements
Refer to Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K for further information related to revenue recognition associated with license agreements.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended March 31,
	2025	2024
Customer A	24%	21%
Customer B	15%	15%
Customer C	21%	23%
Customer D	9%	10%
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
The Company’s significant dosage forms for its Affordable Medicines segment, therapeutic classes for its Specialty segment and sales channels for its AvKARE segment, as determined based on net revenue for the three months ended March 31, 2025 and 2024, are set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024
Affordable Medicines
Oral solid	$178,953	$169,313
Auto-Injector	48,160	42,618
Transdermal	43,063	40,525
Injectable	34,788	35,222
Biosimilar	28,540	26,692
Oral liquid	23,548	31,929
Other dosage forms (1)	56,422	43,274
Subtotal dosage forms	413,474	389,573
International	1,234	1,721
Total Affordable Medicines Revenue	414,708	391,294
Specialty
Hormonal / allergy	34,199	29,375
Central nervous system	67,610	66,276
Other therapeutic classes	6,488	5,104
Subtotal therapeutic classes	108,297	100,755
License agreement (2)	—	4,479
Total Specialty net revenue	108,297	105,234
AvKARE
Distribution	104,895	109,713
Government label	50,140	34,952
Institutional	11,009	10,858
Other	6,371	7,140
Total AvKARE net revenue	172,415	162,663
Total net revenue	$695,420	$659,191
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
(2)Refer to Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K for information about revenue recognized under license agreements.
A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2025 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2024	$498,537	$25,968	$160,490	$135,488
Provision related to sales recorded in the period	947,394	31,957	20,822	65,370
Credits/payments issued during the period	(951,607)	(28,158)	(15,836)	(85,105)
Balance at March 31, 2025	$494,324	$29,767	$165,476	$115,753
3. Alliance and Collaboration
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

These agreements generally obligate the Company to provide research and development (“R&D”) services over multiple periods.
As of and for the three months ended March 31, 2025, there were no material changes to our alliance and collaboration agreements as described in Note 5. Alliance and Collaboration in our 2024 Annual Report on Form 10-K.
The following table summarizes the activity in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the three months ended March 31, 2025 and 2024 (in thousands):

		Three Months Ended March 31,
Partner	Caption in Statement of Operations	2025	2024
Orion Corporation	Research and development (1)	$(1,612)	$(611)
Zambon Biotech S.A.	Net revenue (2)	$—	$3,479
Knight Therapeutics International S.A.	Net revenue (3)	$—	$1,000
mAbxience S.L.	Research and development (4)	$—	$3,000
(1)The Company recognizes reductions to R&D for services performed.
(2)Delivery of a functional license (out-licensing revenue).
(3)Non-refundable license fee.
(4)Clinical milestone payment.
The following table summarizes the balances in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of March 31, 2025 and December 31, 2024 (in thousands):

Party	Caption in Balance Sheet	March 31, 2025	December 31, 2024
Orion Corporation	Accounts payable and accrued expenses (1)	$5,281	$5,008
Orion Corporation	Other long-term liabilities (1)	$2,033	$3,453
Zambon Biotech S.A.	Other long-term liabilities (1)	$2,530	$2,530
Metsera, Inc.	Prepaid expenses and other current assets (2)	$—	$335
(1)Comprised of deferred income as of March 31, 2025 and December 31, 2024.
(2)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2024.

4. Income Taxes
Provision for Income Taxes
Set forth in the following table is the Company’s provision for income taxes (in thousands) and effective tax rate:

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$12,868	$6,156
Effective tax rate	34.3%	(8.2)%
For the three months ended March 31, 2025, the period-over-period change in the provision for income taxes was primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period and discrete items related to share-based compensation in the current period.

Tax Receivable Agreement
The following table summarizes the Company’s tax receivable agreement (“TRA”) (in thousands)

	Three Months Ended March 31,
	2025	2024
Increase in tax receivable agreement liability	$10,687	$1,948

	March 31, 2025	December 31, 2024
Tax receivable agreement liability- short term	$50,900	$2,985
Tax receivable agreement liability- long term	10,687	50,900
Total	$61,587	$53,885
Refer to Note 6. Income Taxes in the Company’s 2024 Annual Report on Form 10-K for information about the Company’s TRA. During the three months ended March 31, 2025, the Company made payments of $3.0 million associated with the TRA.
Contingent tax receivable agreement liability
The Company had an unrecorded contingent TRA liability of $123.1 million as of March 31, 2025. If utilization of the Company’s deferred tax assets becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability will be recorded through charges in the Company’s consolidated statements of operations.
5. Earnings (Loss) per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$12,195	$(91,643)
Denominator:
Weighted-average shares outstanding - basic	311,054	307,279
Effect of dilutive securities:
Stock options	1,097	—
Restricted stock units	5,624	—
Performance stock units	6,186	—
Weighted-average shares outstanding - diluted	323,961	307,279
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.04	$(0.30)
Diluted	$0.04	$(0.30)
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock (in thousands):

	Three Months Ended March 31,
	2025		2024
Stock options	347	(1)	2,406	(3)
Restricted stock units	—		10,837	(3)
Performance stock units	1,961	(2)	7,827	(3)

(1)Excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of the Class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A common stock because the performance vesting conditions were not met for the three months ended March 31, 2025.
(3)Excluded from the computation of diluted loss per share of Class A common stock because the effect of their inclusion would have been anti-dilutive since there was a net loss attributable to the Company during the period.
6. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Gross accounts receivable	$1,282,214	$1,303,788
Allowance for credit losses	(3,887)	(3,552)
Contract charge-backs and sales volume allowances	(494,324)	(498,537)
Cash discount allowances	(29,767)	(25,968)
Subtotal	(527,978)	(528,057)
Trade accounts receivable, net	$754,236	$775,731
Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	March 31, 2025	December 31, 2024
Customer A	36%	37%
Customer B	20%	21%
Customer C	29%	29%
7. Inventories
Inventories were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$207,575	$207,697
Work in process	58,645	52,835
Finished goods	335,213	351,922
Total inventories	$601,433	$612,454

8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Deposits and advances	$2,438	$1,868
Prepaid insurance	5,203	8,264
Prepaid regulatory fees	4,640	6,958
Income and other tax receivables	19,726	16,829
Prepaid taxes	3,227	7,516
Other current receivables	20,509	9,142
Chargebacks receivable	5,336	6,378
Other prepaid assets	27,445	23,762
Total prepaid expenses and other current assets	$88,524	$80,717
9. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2023	$162,852	$366,312	$69,465	$598,629
Currency translation	(1,193)	—	—	(1,193)
Balance as of December 31, 2024	161,659	366,312	69,465	597,436
Currency translation	61	—	—	61
Balance as of March 31, 2025	$161,720	$366,312	$69,465	$597,497
Intangible assets as of March 31, 2025 and December 31, 2024 were comprised of the following (in thousands):

	March 31, 2025				December 31, 2024
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.8	$1,558,670	$(899,407)	$659,263	$1,550,469	$(856,914)	$693,555
Other intangible assets	2.4	83,200	(61,427)	21,773	83,200	(58,678)	24,522
Subtotal		1,641,870	(960,834)	681,036	1,633,669	(915,592)	718,077
In-process research and development		8,100	—	8,100	14,300	—	14,300
Total intangible assets		$1,649,970	$(960,834)	$689,136	$1,647,969	$(915,592)	$732,377
Amortization expense related to intangible assets for the three months ended March 31, 2025 and 2024 was $45.2 million and $39.9 million, respectively.
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including in-process research and development intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually. Intangible asset impairments were immaterial for the three months ended March 31, 2024 (none for the three months ended March 31, 2025).

10. Other Assets

Other assets were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Interest rate swap (1)	$23,767	$35,921
Security deposits	3,795	3,752
Long-term prepaid expenses	10,957	12,362
Deferred revolving credit facility costs	2,451	2,820
Long-term restricted cash	2,624	—
Other long term assets	1,824	5,278
Total other assets	$45,418	$60,133

(1)Refer to Note 14. Fair Value Measurements and Note 15. Financial Instruments for information about the Company’s interest rate swap.
11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$192,532	$258,691
Accrued returns allowance (1)	165,476	160,490
Accrued compensation	41,598	72,959
Accrued Medicaid and commercial rebates (1)	115,753	135,488
Accrued royalties	24,506	23,687
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	18,410	17,339
Accrued other	60,071	56,570
Total accounts payable and accrued expenses	$628,572	$735,450
(1)Refer to Note 2. Revenue Recognition for a rollforward of the balance from December 31, 2024 to March 31, 2025.
12. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2024, except as disclosed below. Refer to Note 15. Debt in the Company’s 2024 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
Term Loans
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	March 31, 2025	December 31, 2024
Term Loan Due 2025	$—	$191,979
Term Loan Due 2028	2,278,158	2,292,856
Total debt	2,278,158	2,484,835
Less: debt issuance costs	(92,389)	(98,832)
Total debt, net of debt issuance costs	2,185,769	2,386,003
Less: current portion of long-term debt	(31,790)	(224,213)
Total long-term debt, net	$2,153,979	$2,161,790

In January 2025, the Company paid the entire remaining principal balance of $192.0 million then outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand. As of March 31, 2025 and December 31, 2024, $290.0 million and $100.0 million, respectively, was outstanding on the Amended New Revolving Credit Facility.

13. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Uncertain tax positions	$549	$1,252
Long-term compensation	15,535	17,125
Other long-term liabilities	7,107	8,572
Total other long-term liabilities	$23,191	$26,949

14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurement Based on
March 31, 2025	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$23,767	$—	$23,767	$—

December 31, 2024
Assets
Interest rate swap (1)	$35,921	$—	$35,921	$—
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 15. Financial Instruments for information on the Company’s interest rate swap.
There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2025.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	March 31, 2025	December 31, 2024
Term Loan Due 2025	$—	$192,579
Term Loan Due 2028	$2,320,873	$2,364,508
The Term Loan Due 2025 and Term Loan Due 2028 are each in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation.
Refer to Note 15. Debt in the Company’s 2024 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the three months ended March 31, 2025 and 2024.
15. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates. During the three months ended March 31, 2025, the Company reclassified a net gain of $6.4 million from accumulated other comprehensive loss to a reduction of interest expense, net. Approximately $15.0 million of net losses included in accumulated other comprehensive loss as of March 31, 2025 are expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive loss occurs.
As of March 31, 2025, the total loss, net of income taxes, related to the Company’s cash flow hedge of $12.2 million, was recognized in accumulated other comprehensive loss. Refer to Note 17. Stockholders’ Deficiency in this Quarterly Report on Form 10-Q and Note 19. Financial Instruments in our Annual Report on Form 10-K for additional information.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2025		December 31, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$23,767	Other Assets	$35,921
16. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments and other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 3. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 18. Related Party Transactions for additional information.

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
For the three months ended March 31, 2024, charges related to legal matters, net of $94.4 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below).
Liabilities for legal matters were comprised of the following (in thousands):

Matter	March 31, 2025	December 31, 2024
Civil prescription opioid litigation	$41,903	$29,671
Other	1,600	2,084
Current portion of liabilities for legal matters	$43,503	$31,755

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$72,979	$85,479
Refer to the respective discussions below for information about the significant matters summarized above.
Refer to Note 20. Commitments and Contingencies in our Annual Report on Form 10-K for a general discussion of Medicaid Reimbursement and Price Reporting Matters and Patent Litigation.
Other Litigation Related to the Company’s Business
United States Department of Justice Investigations

On May 15, 2023, Amneal Pharmaceuticals, LLC (“Amneal”) received a Civil Investigative Demand (“CID”) from the Civil Division of the United States Department of Justice (the “Civil Division”) requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only” after the reference listed drug’s label was converted to over-the-counter. In October 2024, the Company received supplemental CIDs seeking additional information related to the same subject matter. The Company is continuing to cooperate with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.

In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, various purchasers of generic drugs filed multiple putative antitrust class action complaints against a substantial number of generic pharmaceutical manufacturers, including the Company and Impax Laboratories, Inc. (“Impax”), alleging an illegal conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers. They seek unspecified monetary damages and equitable relief, including disgorgement and restitution. The lawsuits were consolidated in the United States District Court for the Eastern District of Pennsylvania (See In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724 (E.D. Pa.)) (“MDL No. 2724”).
In 2019 and 2020, Attorneys General of 43 States and the Commonwealth of Puerto Rico named the Company in two complaints alleging a similar conspiracy and seeking similar damages. These cases are pending in the District of Connecticut. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS.
Fact discovery is underway in MDL No. 2724 and in the State Attorneys General cases naming the Company as a defendant. Expert discovery is complete in Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS. In Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MSP, defendants’ joint motions for summary judgement were fully briefed on April 7, 2025, and defendant-specific motions for summary judgement are due in July 2025. In Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS, defendants jointly moved to dismiss the complaint and Amneal individually moved to dismiss the states’ Ranitidine, Bethanechol, and overarching conspiracy claims. These motions were fully briefed on February 14, 2025.
In MDL No. 2724, defendants including the Company and Impax jointly moved to dismiss certain complaints in December 2024. Amneal individually moved to dismiss plaintiffs’ Bethanechol Chloride claims in American Airlines, Inc., et al v. Actavis Holdco U.S., Inc., et al, 2:24-cv-01430. These motions were fully briefed on February 20, 2025. The MDL Court ordered that trials for the first multi-district litigation (“MDL”) cases chosen for bellwether treatment, none of which name the Company or Impax as defendants, will begin August 8, 2025. The MDL Court has identified the second round of MDL cases chosen for bellwether treatment, one of which names Impax as a defendant. No scheduling orders have been set.
Civil Prescription Opioid Litigation
The Company is named in over 900 state and federal cases relating to the sale of prescription opioid pain relievers. Plaintiffs are political subdivisions, schools, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804, USDC N.D. OH. The Company also is named in state court cases pending in six states. There are no firm trial dates in those state-court cases.
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
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of March 31, 2025 was $114.9 million, of which $73.0 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement is finalized. As of December 31, 2024, the Company had a liability of $115.2 million related to its prescription opioid litigation, of which $85.5 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of March 31, 2025 or December 31, 2024, because it concluded that a loss was not probable and estimable.

United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas. The Company has entered into a tolling agreement with respect to potential criminal charges through November 15, 2025. The Company entered into a tolling agreement with the USAO that tolled the statute of limitations for potential civil claims through November 15, 2024. It is not possible to determine the exact outcome of these investigations.

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

Ranitidine Litigation

The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL Court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. Plaintiffs’ reply brief was filed November 8, 2024. The briefing also addresses the MDL Court’s December 6, 2022 exclusion of plaintiff’s general causation experts. The 11th Circuit will set an oral argument date in July 2025.

The Company has also been named in state court cases in four states. The Company has filed motions to dismiss those cases. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all such cases in which the Company had been named, holding all claims preempted. On December 10, 2024, plaintiffs filed a motion in the Illinois state court cases seeking entry of partial final judgment as to the Company and other generic drug manufacturer defendants to allow plaintiffs to appeal the dismissals of those defendants. The Company has reached an agreement in principle, which is not material, to settle the 95 cases pending against it in California state court. Currently, there is a September 15, 2025 trial date in the one case pending in New Mexico brought by the Attorney General, but the court indicated that date will be continued. There are no other trial dates involving the Company in any of the state court cases.
Metformin Litigation

Beginning in 2020, Amneal was named as a defendant in several putative class action lawsuits filed and consolidated in the United States District Court for the District of New Jersey, seeking compensation for economic loss allegedly incurred in connection with their purchase of generic metformin allegedly contaminated with NDMA. See In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH) (“In re Metformin”), Marcia E. Brice v. Amneal Pharmaceuticals, Inc., No. 2:20-cv-13728 (D.N.J.), and Michael Hann v. Amneal Pharmaceuticals of New York, LLC et al., No. 2:23-cv-22902 (D.N.J.). On January 7, 2025, the court dismissed the Third Amended Complaint in In re Metformin without prejudice and granted plaintiffs the opportunity to amend their complaint. On February 20, 2025, plaintiffs filed a Fourth Amended Complaint in In re Metformin, which incorporated the allegations of plaintiff Brice and plaintiff Hann, and then filed notices of voluntary dismissal of Marcia E. Brice v. Amneal Pharmaceuticals, Inc., No. 2:20-cv-13728 (D.N.J.) and Michael Hann v. Amneal Pharmaceuticals of New York, LLC et al., No. 2:23-cv-22902 (D.N.J.) as standalone actions. Defendants filed a motion to dismiss the Fourth Amended Complaint. Plaintiffs’ response in opposition was filed on April 7, 2025 and defendants’ reply was filed on April 22, 2025.

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

Indian Tax Authority Matters

Amneal Pharmaceuticals Pvt. Ltd. and RAKS Pharmaceuticals Pvt. Ltd., which are subsidiaries of the Company, are currently involved in litigations with Indian tax authorities concerning Central Excise Tax, Service Tax, Goods & Services Tax, and Value Added Tax for various periods of time between 2014 and 2017. These subsidiaries have contested certain of these assessments, which are at various stages of the administrative process. The Company strongly believes its Indian subsidiaries have meritorious defenses in the matter.

Guaifenesin Litigation

On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.). The complaint purports to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint seeks damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. On December 30, 2024, the Company and CVS jointly filed a motion to dismiss. On January 21, 2025, in lieu of filing a response to defendants’ motion to dismiss, plaintiff filed an amended complaint. Defendants’ motion to dismiss the amended complaint was filed on February 20, 2025, plaintiff filed her response to the motion to dismiss on March 24, 2025, and defendants filed their reply on April 14, 2025. That motion is fully briefed, and a hearing on the motion is scheduled for June 12, 2025.

Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 3:25-cv-00181-GC-TJB

On November 25, 2024, the Company and Impax received a notice letter from Sandoz Inc. (“Sandoz”) stating that it had filed an ANDA with the U.S. Food and Drug Administration (“FDA”) seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letter included a Paragraph IV certification alleging that certain patents covering CREXONT® are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of Sandoz’s generic product.

In response to this notice letter, on January 7, 2025, the Company and Impax filed a patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos. 10,098,845, 10,292,935, 10,688,058, 10,973,769, 10,987,313, 11,357,733, 11,622,941, 11,666,538, 11,986,449, 12,064,521, 12,109,185, and 12,128,141. On April 1, 2025, the Company and Impax filed a First Amended Complaint in response to a second notice from Sandoz, adding claims for infringement relating to U.S. Patents Nos. 12,178,918, 12,178,919, and 12,194,150. On April 14, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. The filing of this lawsuit triggered a 30-month stay of FDA approval of the Sandoz ANDA from the date of receipt of the notice letter. CREXONT® is also subject to a regulatory exclusivity until August 7, 2027.

17. Stockholders’ Deficiency
Refer to Note 21. Stockholders’ (Deficiency) Equity in our 2024 Annual Report on Form 10-K for additional information.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2024	$(71,860)	$6,350	$(65,510)
Other comprehensive loss before reclassification	(1,632)	(12,154)	(13,786)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(6,444)	(6,444)
Balance March 31, 2025	$(73,492)	$(12,248)	$(85,740)

Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
Other comprehensive (loss) income before reclassification	(390)	15,543	15,153
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(6,515)	(6,515)
Balance March 31, 2024	$(66,462)	$42,751	$(23,711)
18. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three months ended March 31, 2025, there were no material changes to our related party agreements or relationships as described in Note 23. Related Party Transactions and Note 21. Stockholders’ (Deficiency) Equity in our 2024 Annual Report on Form 10-K.

The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended March 31,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2025	2024
Kashiv Biosciences LLC
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$4,323	$1,216
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$4,231	$4,526
Parking space lease	Research and development	$25	$25
Storage agreement	Research and development	$(47)	$(77)
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses	$(182)	$(422)
Development and commercialization agreement - long-acting injectable	Research and development	$—	$500
Generic development supply agreement - research and development material	Research and development	$—	$(48)

Other Related Parties
Members - tax receivable agreement (TRA liability)	Increase in tax receivable agreement liability	$10,687	$1,948
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,135	$5,001
Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$4,270	$—
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$2,317	$2,312
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$592
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$324	$314
Tracy Properties LLC - operating lease	Selling, general and administrative	$177	$143
R&S Solutions LLC	Property, plant and equipment, net	$160	$—
Alkermes Plc	Inventory and cost of goods sold	$92	$12
Avtar Investments, LLC - consulting services	Research and development	$60	$69
AvPROP, LLC - operating lease	Selling, general and administrative	$53	$44

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	March 31, 2025	December 31, 2024
Kashiv - various agreements	$446	$447
AzaTech Pharma LLC - supply agreement	25	21
Alkermes	16	16
Related party receivables - short term	$487	$484

Members - tax receivable agreement	$50,900	$2,985
Kashiv - various agreements	5,996	16,908
Rondo Class B unit holders - tax distributions	4,806	—
Apace Packaging, LLC - packaging agreement	1,819	1,205
AzaTech Pharma LLC - supply agreement	1,535	1,151
Ellodi Pharmaceuticals, L.P.	1,107	—
Avtar Investments LLC - consulting services	40	60
Alkermes Plc	2	2
Related party payables - short term	$66,205	$22,311

Members - tax receivable agreement	$10,687	$50,900
Related party payables - long term	$10,687	$50,900
Equipment Purchases
The Company purchased $0.2 million of equipment from R&S Solutions LLC during the three months ended March 31, 2025, which is included in property, plant and equipment in the Company’s consolidated balance sheets. A member of Company management beneficially owns equity securities of R&S Solutions LLC.
Securities Purchase Agreement and License and Collaboration Agreement
On January 3, 2025, the Company entered into a securities purchase agreement and a license and collaboration agreement with Ellodi Pharmaceuticals, L.P. (“Ellodi”) and certain entities affiliated with TPG for which the Company paid $3.0 million for limited liability partnership units of Ellodi and committed to fund certain research and development expenses. Ellodi is a pre-clinical gastroenterology-focused specialty pharmaceutical company. An observer of our Board is a partner in TPG Capital and a board director of Ellodi. During the three months ended March 31, 2025, the Company recorded research and development expense of $4.3 million related to these agreements, including a $1.3 million estimate for funding the research and development commitment. As of March 31, 2025, the Company has a remaining liability of $1.1 million associated with these agreements.
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
19. Segment Information
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$414,708		$108,297		$172,415	$—	$695,420
Cost of goods sold	242,633		53,083		143,813	—	439,529
Gross profit	172,075		55,214		28,602	—	255,891
Selling, general and administrative	33,715		30,978	A	15,694	37,901	118,288
Research and development	30,980	B	9,060	B	—	—	40,040
Intellectual property legal development expenses	1,713		54		—	—	1,767
Restructuring and other charges	—		130		—	441	571
Other operating income	(5,122)		—		—	—	(5,122)
Operating income (loss)	$110,789		$14,992		$12,908	$(38,342)	$100,347

Three Months Ended March 31, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$391,294		$105,234		$162,663	$—	$659,191
Cost of goods sold	239,922		44,800		136,409	—	421,131
Gross profit	151,372		60,434		26,254	—	238,060
Selling, general and administrative	33,085		25,196	A	14,907	39,407	112,595
Research and development	34,371	B	4,927	B	—	—	39,298
Intellectual property legal development expenses	960		24		—	—	984
Restructuring and other charges	—		946		—	524	1,470
Charges related to legal matters, net	94,359		—		—	—	94,359
Other operating expense	—		100		—	—	100
Operating (loss) income	$(11,403)		$29,241		$11,347	$(39,931)	$(10,746)
(1)Revenue, cost of goods sold, and gross profit from the sale of Amneal products by AvKARE were included in Affordable Medicines.
Significant Expense Categories Provided to the Chief Operating Decision Makers
Selling, General and Administrative Expenses - Specialty Segment
A.The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs do not review SG&A for the Affordable Medicines and AvKARE segments. SG&A for the Specialty segment was comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee compensation and benefits	$10,872	$8,837
Product marketing	8,011	8,528
Commercial operations and salesforce	10,791	6,265
Other (1)	1,304	1,566
Total	$30,978	$25,196
(1)Other includes professional fees and other expenses not presented to the CODMs.
Research and Development Expenses - Affordable Medicines and Specialty Segments
B.Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	Three Months Ended March 31,
	2025		2024
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$13,541	$1,540	$11,589	$2,085
Materials and supplies	8,527	203	9,958	431
Product development and studies (1)	(69)	2,319	965	433
Milestones	250	3,000	3,500	—
Facilities costs	1,634	750	1,692	1,247
Other (2)	7,097	1,248	6,667	731
Total	$30,980	$9,060	$34,371	$4,927
(1)For the three months ended March 31, 2025, Affordable Medicines included a $1.6 million reduction to product development and studies expense for services performed under the license agreement with Orion Corporation. Refer to Note 3. Alliance and Collaboration.
(2)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes repairs and maintenance, outside testing, professional fees and other expenses not presented to the CODMs.
20. Subsequent Events
Rondo Revolving Credit Facility
On April 9, 2025, the Company executed an amendment to the Amended Rondo Revolving Credit Facility (as defined in Note 15. Debt in our 2024 Annual Report on Form 10-K) to increase (i) the borrowing capacity from $70.0 million to $125.0 million and (ii) the letter of credit commitment from $60.0 million to $90.0 million, and to extend the maturity to April 9, 2030.
Leases
On April 23, 2025, the Company executed a lease renewal for an R&D and manufacturing facility in New Jersey. This renewal extended the lease term by ten years through November 30, 2035. The aggregate payments over the renewal period are $11.6 million.
On May 7, 2025, the Company executed a lease extension for a manufacturing facility in New York. This agreement extended the existing lease term by seven years through March 31, 2033. The aggregate payments over the extension period are $12.4 million.
Acquisition of Land From Related Parties
During the second quarter of 2025, the Company executed an agreement to acquire parcels of land in India from two family members of the Company’s Co-Chief Executive Officers. The Company plans to utilize this land to construct two new greenfield peptide manufacturing facilities. The total purchase price for this acquisition was $11.4 million, of which

$10.9 million was paid to the sellers. The remaining payment of $0.5 million will be deferred until three years following the acquisition date as partial security for the sellers’ indemnity obligations. It is anticipated that the facilities will be used to manufacture products for the Company, as well as support the Company’s collaboration agreement with Metsera, Inc. For additional information related to the Company’s agreement with Metsera, Inc., refer to Note 3. Alliance and Collaboration in this Quarterly Report on Form 10-Q and Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K.

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
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K and under the heading Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis for the three months ended March 31, 2025 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.
Overview
We have three reportable segments: Affordable Medicines, Specialty, and AvKARE.  Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for a description of our segments. During the fourth quarter of 2024, we changed the name of our Generics segment to “Affordable Medicines” to reflect the full product offering of the segment. The name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any change to our historical results.
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2024 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.
Inflation

While it is difficult to accurately measure the impact of inflation, we do not currently expect a material impact related to inflation for the year ending December 31, 2025. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, tariff impacts on supply, labor and other costs, could exceed our expectations, which would further adversely impact our operating results in future periods.
Trade Policy and Tariffs

We are subject to certain trade and tariff requirements imposed by the U.S. and various foreign governments. The great majority of our net sales rely on finished dosage forms (“FDF”) or active pharmaceutical ingredients (“API”) produced in the U.S. or India. We have limited reliance on imports from Europe and China, and no reliance on imports from Mexico or Canada.

Over the past few months, President Trump has announced a number of tariff actions, and while there are currently no reciprocal tariffs on pharmaceutical products imported into the U.S., this can change at any moment. In addition, on April 14, 2025, the Department of Commerce Bureau of Industry and Security announced that it had initiated, as of April 1, 2025, a broad investigation under section 232 of the Trade Expansion Act to determine the effects on national security of imports of pharmaceuticals (i.e. FDF, API, key starting materials, derivatives, and medical countermeasures). This is currently an investigation into whether trade remedies such as tariffs should be imposed and covers both generic and brand products.

Given the global nature of pharmaceutical supply chains, any changes to historically prevailing tariff requirements could impact us and our industry (i.e. increase costs, product availability, and supply chain disruptions). The Company is closely monitoring these tariff and trade developments and will take actions to reduce or minimize any material negative impact.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net revenue	$695,420	$659,191	$36,229	5.5%
Cost of goods sold	439,529	421,131	18,398	4.4%
Gross profit	255,891	238,060	17,831	7.5%
Selling, general and administrative	118,288	112,595	5,693	5.1%
Research and development	40,040	39,298	742	1.9%
Intellectual property legal development expenses	1,767	984	783	79.6%
Restructuring and other charges	571	1,470	(899)	(61.2)%
Charges related to legal matters, net	—	94,359	(94,359)	(100.0)%
Other operating (income) expense	(5,122)	100	(5,222)	nm
Operating income (loss)	100,347	(10,746)	111,093	nm
Total other expense, net	(62,861)	(64,776)	1,915	(3.0)%
Income (loss) before income taxes	37,486	(75,522)	113,008	nm
Provision for income taxes	12,868	6,156	6,712	109.0%
Net income (loss)	$24,618	$(81,678)	$106,296	nm
nm - not meaningful
Net Revenue

Net revenue for the three months ended March 31, 2025 increased 5.5% from the prior year period primarily due to:

•Growth in our Affordable Medicines segment net revenue of $23.4 million, primarily due to new products launched in 2025 and 2024, which contributed $40.8 million of year-over-year growth, and strong volume growth, partially offset by price erosion.
•Growth in our AvKARE segment net revenue of $9.8 million, primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
•Growth in our Specialty segment net revenue of $3.1 million, primarily driven by increases of $9.1 million and $4.0 million in sales of CREXONT® and UNITHROID®, respectively, partially offset by a $5.1 million decline in sales of RYTARY®. In addition, the prior year period included $4.5 million of out-licensing revenue associated with IPX203.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 4.4% for the three months ended March 31, 2025 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased Affordable Medicines and AvKARE volume, increased amortization related to CREXONT® and increased plant and freight costs, partially offset by manufacturing efficiencies.

Gross profit as a percentage of net revenue increased to 36.8% for the three months ended March 31, 2025 from 36.1% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
SG&A expenses for the three months ended March 31, 2025 increased 5.1% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT®, partially offset by a reduction in legal expenses primarily resulting from insurance coverage for certain legal fees.

Research and Development
R&D expenses for the three months ended March 31, 2025 increased 1.9% as compared to the prior year period, primarily due to increases in employee compensation.
Charges Related to Legal Matters, Net
For the three months ended March 31, 2024, charges related to legal matters, net of $94.4 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 16. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the three months ended March 31, 2025 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector (the “PLI Scheme”).
Total Other Expense, Net
Total other expense, net for the three months ended March 31, 2025 decreased 3.0% as compared to the prior year period. The decrease was primarily driven by an $8.8 million decrease in interest expense as a result of lower rates and lower amounts outstanding on our variable-rate debt and the favorable impact of foreign exchange, partially offset by an $8.7 million period-over-period increase in our tax receivable agreement liability.
Provision For Income Taxes
For the three months ended March 31, 2025, our provision for income taxes and effective tax rate were $12.9 million and 34.3%, respectively, as compared to $6.2 million and (8.2)%, respectively, for the three months ended March 31, 2024. The period-over-period changes in the provision for income taxes and effective tax rate primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period and discrete items related to share-based compensation in the current period.
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net revenue	$414,708	$391,294	$23,414	6.0%
Cost of goods sold	242,633	239,922	2,711	1.1%
Gross profit	172,075	151,372	20,703	13.7%
Selling, general and administrative	33,715	33,085	630	1.9%
Research and development	30,980	34,371	(3,391)	(9.9)%
Intellectual property legal development expenses	1,713	960	753	78.4%
Charges related to legal matters, net	—	94,359	(94,359)	(100.0)%
Other operating income	(5,122)	—	(5,122)	nm
Operating income (loss)	$110,789	$(11,403)	$122,192	nm
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the three months ended March 31, 2025 increased 6.0% as compared to the prior year period, primarily due to new products launched in 2025 and 2024, which contributed $40.8 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the three months ended March 31, 2025 increased 1.1% as compared to the prior year period, primarily due to costs associated with increased sales volume and increased plant and freight costs, partially offset by manufacturing efficiencies.
Affordable Medicines gross profit as a percentage of net revenue increased to 41.5% for the three months ended March 31, 2025 from 38.7% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the three months ended March 31, 2025 increased 1.9% as compared to the prior year period, primarily due to increases in employee compensation and shipping costs.
Research and Development
Affordable Medicines R&D expenses for the three months ended March 31, 2025 decreased 9.9% as compared to the prior year period, primarily due to a decrease in in-licensing and upfront milestone payments of $3.3 million and reduced project spend, partially offset by increases in employee compensation.
Charges Related to Legal Matters, Net
For the three months ended March 31, 2024, charges related to legal matters, net of $94.4 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 16. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the three months ended March 31, 2025 was comprised of income earned from the PLI Scheme.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net revenue	$108,297	$105,234	$3,063	2.9%
Cost of goods sold	53,083	44,800	8,283	18.5%
Gross profit	55,214	60,434	(5,220)	(8.6)%
Selling, general and administrative	30,978	25,196	5,782	22.9%
Research and development	9,060	4,927	4,133	83.9%
Intellectual property legal development expenses	54	24	30	nm
Restructuring and other charges	130	946	(816)	(86.3)%
Other operating expense	—	100	(100)	(100.0)%
Operating income	$14,992	$29,241	$(14,249)	(48.7)%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended March 31, 2025 increased 2.9% as compared to the prior year period, primarily driven by increases of $9.1 million and $4.0 million in sales of CREXONT® and UNITHROID®, respectively, partially offset by a $5.1 million decline in sales of RYTARY®. In addition, the prior year period included $4.5 million of out-licensing revenue associated with IPX203.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended March 31, 2025 increased 18.5% as compared to the prior year period, primarily due to increases in amortization related to CREXONT® and sales volume.

Specialty gross profit as a percentage of net revenue decreased to 51.0% for the three months ended March 31, 2025 as compared to 57.4% in the prior year period due to the impact of increased amortization related to CREXONT®.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended March 31, 2025 increased 22.9% as compared to the prior year period, primarily due to launch costs associated with CREXONT® and increases in employee compensation.
Research and Development
Specialty R&D expenses for the three months ended March 31, 2025 increased 83.9% as compared to the prior year period, primarily due to increased in-licensing and upfront milestone payments of $3.0 million and higher project spend.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net revenue	$172,415	$162,663	$9,752	6.0%
Cost of goods sold	143,813	136,409	7,404	5.4%
Gross profit	28,602	26,254	2,348	8.9%
Selling, general and administrative	15,694	14,907	787	5.3%
Operating income	$12,908	$11,347	$1,561	13.8%
Net Revenue
AvKARE net revenue for the three months ended March 31, 2025 increased 6.0% as compared to the prior year period primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended March 31, 2025 increased 5.4% as compared to the prior year period primarily due to an increased inventory provision and higher sales in our government label channel, partially offset by decreased sales in our lower margin distribution channel.
Gross profit as a percentage of net revenue increased to 16.6% for the three months ended March 31, 2025 from 16.1% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended March 31, 2025 increased 5.3% as compared to the prior year period, primarily due to increases in employee compensation and higher sales-related expenses.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements (as defined and discussed in Note 15. Debt in our 2024 Annual Report on Form 10-K). As of March 31, 2025, we had access to $305.2 million of available capacity under the Amended New Revolving Credit Facility and $28.0 million of available capacity under the Amended Rondo Revolving Credit Facility. On April 9, 2025, the Company executed an amendment to the Amended Rondo Revolving Credit Facility to increase (i) the borrowing capacity from $70 million to $125.0 million and (ii) the letter of credit commitment from $60 million to $90 million, and extend the maturity to April 9, 2030. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of international trade policy, including tariffs, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $120.0 million during 2025 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology, and facilities. Our 2025 estimate includes capital expenditures for our collaboration and supply agreement with Metsera, Inc. (“Metsera”), of which we expect Metsera to reimburse us approximately $20.0 million. We expect such reimbursements to primarily be included in our cash flows from financing activities.
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts due for our Term Loan Due 2028, monthly interest on our Amended New Credit Facility, and contractual payments for leased premises. Refer to Note 12. Debt in this Quarterly Report on Form 10-Q and Note 15. Debt, Note 17. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for additional information.
Settlement in Principle on Nationwide Civil Prescription Opioid Litigation
In late April 2024, we reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed by Attorneys General, political subdivisions and Native American tribes. Refer to Note 16. Commitments and Contingencies for additional information.
Tax Receivable Agreement
As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2024 Annual Report on Form 10-K), the tax receivable agreement (“TRA”) was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of March 31, 2025, the contingent TRA liability, including the impact of the amendment, was approximately $123.1 million. During the three months ended March 31, 2025, the Company made payments of $3.0 million associated with the TRA.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized. For further information, including our recognized current and long-term liabilities for the TRA, refer to Note 4. Income Taxes in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors and Note 6. Income Taxes in our 2024 Annual Report on Form 10-K.

Tax-Related Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the three months ended March 31, 2025 and 2024, we made cash tax distributions of $0.1 million and $0.6 million, respectively, to the AvKARE Sellers. During April 2025, we made cash tax distributions of $4.8 million to the AvKARE Sellers.
Development and Supply Agreement
Pursuant to a development and supply agreement with Kashiv Biosciences LLC (“Kashiv”) for a long-acting injectable, we paid Kashiv $10.0 million in February 2025 for the achievement of a regulatory milestone, which was accrued as of December 31, 2024. Refer to Note 23. Related Party Transactions in our Annual Report on Form 10-K for additional information.

Acquisition of Land From Related Parties
During the second quarter of 2025, we executed an agreement to acquire parcels of land in India from two family members of the Co-Chief Executive Officers. We plan to utilize this land to construct two new greenfield peptide manufacturing facilities. The total purchase price for this acquisition was $11.4 million, of which $10.9 million was paid to the sellers. The remaining payment of $0.5 million will be deferred until three years following the acquisition date as partial security for the sellers’ indemnity obligations. It is anticipated that the facilities will be used to manufacture products for us, as well as support our collaboration agreement with Metsera, Inc. For additional information related to our agreement with Metsera, Inc., refer to Note 3. Alliance and Collaboration in this Quarterly Report on Form 10-Q and Note 5. Alliance and Collaboration in our 2024 Annual Report on Form 10-K.
Cash Balances
As of March 31, 2025, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$7,408	$(4,410)	$11,818	nm
Investing activities	(17,798)	(19,760)	1,962	(9.9)%
Financing activities	(39,166)	(23,155)	(16,011)	69.1%
Effect of exchange rate changes on cash	(470)	(165)	(305)	184.8%
Net decrease in cash, cash equivalents, and restricted cash	$(50,026)	$(47,490)	$(2,536)	5.3%
nm - not meaningful
Cash Flows from Operating Activities
Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2025 as compared to net cash used in operating activities of $4.4 million in the prior year period. The period-over-period increase was primarily driven by (i) payment of $52.4 million associated with the Opana ER® antitrust litigation settlement during the three months ended March 31, 2024, (ii) higher period-over-period collections of outstanding receivables, and (iii) increased profitability adjusted for non-cash items, partially offset by a decrease in accounts payables due to timing.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $17.8 million as compared to $19.8 million in the prior year period. The period-over-period decrease in net cash used in investing activities was primarily due to a decrease in acquired intangible assets primarily driven by the payment of a sales-based milestone related to a licensing and supply agreement in the prior year period, partially offset by higher capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $39.2 million for the three months ended March 31, 2025 as compared to $23.2 million in the prior year period. The period-over-period increase in net cash used in financing activities was primarily due to an increase in employee payroll tax withholding on restricted stock unit and performance stock unit vesting.

Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K. As of March 31, 2025, there have been no material changes to the disclosure presented in our 2024 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2025.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2024 Annual Report on Form 10-K.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 1. Summary of Significant Accounting Policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2024 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 16. Commitments and Contingencies and is incorporated by reference herein.
Item 1A.    Risk Factors
There have been no material changes to the disclosures presented in our 2024 Annual Report on Form 10-K under Item 1A. Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Employment Agreement, dated March 1, 2025, by and among Amneal Pharmaceuticals, Inc. and Jason Daly.†*

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity and (vi) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2025	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)