Form 10-Q
period 2025-06-30
Amneal Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2025, there were 314,079,309 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$724,508	$701,780	$1,419,928	$1,360,971
Cost of goods sold	438,255	451,833	877,784	872,964
Gross profit	286,253	249,947	542,144	488,007
Selling, general and administrative	124,266	116,462	242,554	229,057
Research and development	47,964	36,054	88,004	75,352
Intellectual property legal development expenses	2,017	1,042	3,784	2,026
Restructuring and other charges	1,024	220	1,595	1,690
(Credit) charges related to legal matters, net	(390)	699	(390)	95,058
Other operating (income) expense	—	—	(5,122)	100
Operating income	111,372	95,470	211,719	84,724
Other (expense) income:
Interest expense, net	(65,101)	(65,719)	(122,040)	(131,422)
Foreign exchange gain (loss), net	8,256	(262)	12,503	(1,459)
Increase in tax receivable agreement liability	(4,420)	(13,444)	(15,107)	(15,392)
Other income, net	1,604	4,360	2,122	8,432
Total other expense, net	(59,661)	(75,065)	(122,522)	(139,841)
Income (loss) before income taxes	51,711	20,405	89,197	(55,117)
Provision for income taxes	16,101	3,618	28,969	9,774
Net income (loss)	35,610	16,787	60,228	(64,891)
Less: Net income attributable to non-controlling interests	(13,193)	(10,793)	(25,616)	(20,758)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$22,417	$5,994	$34,612	$(85,649)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.07	$0.02	$0.11	$(0.28)
Diluted	$0.07	$0.02	$0.11	$(0.28)
Weighted-average common shares outstanding:
Basic	313,739	309,117	312,404	308,198
Diluted	322,363	318,957	323,171	308,198

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$35,610	$16,787	$60,228	$(64,891)
Less: Net income attributable to non-controlling interests	(13,193)	(10,793)	(25,616)	(20,758)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	22,417	5,994	34,612	(85,649)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(4,928)	(39)	(6,560)	(429)
Unrealized (loss) gain on cash flow hedge, net of tax of $0	(7,331)	(170)	(19,485)	15,373
Reclassification of cash flow hedge to earnings, net of tax of $0	568	(6,516)	(5,876)	(13,031)
Other comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	(11,691)	(6,725)	(31,921)	1,913
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$10,726	$(731)	$2,691	$(83,736)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$71,544	$110,552
Restricted cash	9,642	7,868
Trade accounts receivable, net	807,637	775,731
Inventories	608,973	612,454
Prepaid expenses and other current assets	85,304	80,717
Related party receivables	1,592	484
Total current assets	1,584,692	1,587,806
Property, plant and equipment, net	440,327	424,908
Goodwill	597,406	597,436
Intangible assets, net	649,547	732,377
Operating lease right-of-use assets	33,241	31,388
Operating lease right-of-use assets - related party	17,658	10,964
Financing lease right-of-use assets	55,068	56,433
Other assets	44,849	60,133
Total assets	$3,422,788	$3,501,445
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$666,817	$735,450
Current portion of liabilities for legal matters	41,515	31,755
Revolving credit facility	290,000	100,000
Current portion of long-term debt, net	31,175	224,213
Current portion of operating lease liabilities	8,223	9,435
Current portion of operating lease liabilities - related party	2,701	3,396
Current portion of financing lease liabilities	3,307	3,211
Related party payables - short term	63,396	22,311
Total current liabilities	1,107,134	1,129,771
Long-term debt, net	2,146,403	2,161,790
Operating lease liabilities	27,623	24,814
Operating lease liabilities - related party	16,441	9,391
Financing lease liabilities	56,020	56,889
Related party payables - long term	15,607	50,900
Liabilities for legal matters - long term	74,477	85,479
Other long-term liabilities	25,814	26,949
Total long-term liabilities	2,362,385	2,416,212
Commitments and contingencies (Notes 3, 16 and 18)
Redeemable non-controlling interests	65,802	64,974
Stockholders’ Deficiency
Preferred stock, $0.01 par value, 2,000 shares authorized at both June 30, 2025 and December 31, 2024; none issued at both June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2025 and December 31, 2024; 314,043 and 309,881 shares issued at June 30, 2025 and December 31, 2024, respectively	3,140	3,099
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2025 and December 31, 2024; none issued at both June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	554,623	560,206
Stockholders' accumulated deficit	(572,450)	(607,062)
Accumulated other comprehensive loss	(97,431)	(65,510)
Total Amneal Pharmaceuticals, Inc. stockholders’ deficiency	(112,118)	(109,267)
Non-controlling interests	(415)	(245)
Total stockholders' deficiency	(112,533)	(109,512)
Total liabilities and stockholders’ deficiency	$3,422,788	$3,501,445
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$60,228	$(64,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120,272	111,100
Unrealized foreign currency (gain) loss	(11,813)	2,080
Amortization of debt issuance costs and discount	13,686	14,252
Reclassification of cash flow hedge	(5,876)	(13,031)
Intangible asset impairment charges	—	920
Stock-based compensation	15,532	13,446
Inventory provision	38,432	41,493
Other operating charges and credits, net	2,254	(1,431)
Changes in assets and liabilities:
Trade accounts receivable, net	(32,615)	(155,843)
Inventories	(36,039)	(35,447)
Prepaid expenses, other current assets and other assets	(10,015)	(8,418)
Related party receivables	(1,108)	(628)
Accounts payable, accrued expenses and other liabilities	(67,004)	122,026
Related party payables	5,293	9,619
Net cash provided by operating activities	91,227	35,247
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,992)	(19,824)
Acquisition of intangible assets	(5,100)	(10,450)
Deposits for future acquisition of property, plant and equipment	(4,632)	(940)
Proceeds from sale of property, plant and equipment	1,379	—
Proceeds from sale of subsidiary	—	4,989
Net cash used in investing activities	(44,345)	(26,225)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities, financing leases and other	(251,076)	(78,877)
Borrowings on revolving credit facilities	218,000	48,000
Proceeds from exercise of stock options	754	386
Employee payroll tax withholding on restricted stock unit and performance stock unit vesting	(21,828)	(7,371)
Tax and other distributions to non-controlling interests	(24,958)	(8,883)
Payment of principal on notes payable - related party	—	(11,496)
Payments of deferred financing and refinancing costs	(1,745)	—
Net cash used in financing activities	(80,853)	(58,241)
Effect of foreign exchange rate on cash	(777)	(266)
Net decrease in cash, cash equivalents, and restricted cash	(34,748)	(49,485)
Cash, cash equivalents, and restricted cash - beginning of period	118,420	99,107
Cash, cash equivalents, and restricted cash - end of period	$83,672	$49,622
Cash and cash equivalents - end of period	$71,544	$43,769
Restricted cash - end of period	9,642	5,853
Long-term restricted cash included in other assets - end of period	2,486	—
Cash, cash equivalents, and restricted cash - end of period	$83,672	$49,622

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$112,643	$136,541
Cash paid, net for income taxes	$12,565	$10,209

Supplemental disclosure of non-cash investing and financing activity:
Payable for acquisition of intangible assets	$7,000	$—
Note receivable for sale of subsidiary - related party	$—	$7,177
Loan for land purchase - related party	$502	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at March 31, 2025	313,385	$3,134	$545,806	$(594,867)	$(85,740)	$(333)	$(132,000)	$72,611
Net income (loss)	—	—	—	22,417	—	(82)	22,335	13,275
Foreign currency translation adjustments	—	—	—	—	(4,928)	—	(4,928)	—
Stock-based compensation	—	—	8,274	—	—	—	8,274	—
Exercise of stock options	249	2	683	—	—	—	685	—
Restricted stock unit and performance stock unit vesting, net of shares withheld to cover payroll taxes	409	4	(140)	—	—	—	(136)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(7,331)	—	(7,331)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(20,084)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	568	—	568	—
Balance at June 30, 2025	314,043	$3,140	$554,623	$(572,450)	$(97,431)	$(415)	$(112,533)	$65,802

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	34,612	—	(170)	34,442	25,786
Foreign currency translation adjustments	—	—	—	—	(6,560)	—	(6,560)	—
Stock-based compensation	—	—	15,532	—	—	—	15,532	—
Exercise of stock options	274	2	752	—	—	—	754	—
Restricted stock unit and performance stock unit vesting, net of shares withheld to cover payroll taxes	3,888	39	(21,867)	—	—	—	(21,828)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(19,485)	—	(19,485)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(24,958)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(5,876)	—	(5,876)	—
Balance at June 30, 2025	314,043	$3,140	$554,623	$(572,450)	$(97,431)	$(415)	$(112,533)	$65,802

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at March 31, 2024	308,623	$3,086	$538,720	$(581,819)	$(23,711)	$95	$(63,629)	$47,022
Net income (loss)	—	—	—	5,994	—	(119)	5,875	10,912
Foreign currency translation adjustments	—	—	—	—	(39)	—	(39)	—
Stock-based compensation	—	—	6,724	—	—	—	6,724	—
Exercise of stock options	129	1	357	—	—	—	358	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	747	8	(100)	—	—	—	(92)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(170)	—	(170)	—
Tax distributions	—	—	—	—	—	—	—	(4,512)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,516)	—	(6,516)	—
Balance at June 30, 2024	309,499	$3,095	$545,701	$(575,825)	$(30,436)	$(24)	$(57,489)	$53,422

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(85,649)	—	(254)	(85,903)	21,012
Foreign currency translation adjustments	—	—	—	—	(429)	—	(429)	—
Stock-based compensation	—	—	13,446	—	—	—	13,446	—
Exercise of stock options	139	1	385	—	—	—	386	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,795	28	(7,370)	—	—	—	(7,342)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	15,373	—	15,373	—
Tax distributions, net	—	—	—	—	—	—	—	(8,883)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(13,031)	—	(13,031)	—
Balance at June 30, 2024	309,499	$3,095	$545,701	$(575,825)	$(30,436)	$(24)	$(57,489)	$53,422

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
Reclassification
The prior period balance of $0.1 million, formerly included in the caption “change in fair value of contingent consideration” for the six months ended June 30, 2024 has been reclassified to the caption “other operating (income) expense” in the consolidated statements of operations to conform to the current period presentation. This reclassification did not impact operating income or net loss.
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
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers which individually accounted for 10% or more of its total net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	23%	22%	23%	21%
Customer B	16%	16%	16%	15%
Customer C	21%	22%	21%	22%
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
The Company’s significant dosage forms for its Affordable Medicines segment, therapeutic classes for its Specialty segment and sales channels for its AvKARE segment, as determined based on net revenue for the three and six months ended June 30, 2025 and 2024, are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Affordable Medicines
Oral solid	$178,262	$175,956	$357,215	$345,269
Auto-Injector	66,594	58,281	114,754	100,899
Transdermal	40,710	49,697	83,773	90,222
Injectable	34,646	39,081	69,434	74,303
Biosimilar	25,248	29,500	53,788	56,192
Oral liquid	17,879	24,096	41,427	56,025
Other dosage forms (1)	68,185	49,287	124,607	92,561
Subtotal dosage forms	431,524	425,898	844,998	815,471
International	1,901	1,430	3,135	3,151
Total Affordable Medicines Revenue	433,425	427,328	848,133	818,622
Specialty
Hormonal / allergy	35,418	31,775	69,617	61,150
Central nervous system	83,425	63,906	151,035	130,182
Other therapeutic classes	8,700	8,360	15,188	13,464
Subtotal therapeutic classes	127,543	104,041	235,840	204,796
License agreement (2)	500	—	500	4,479
Total Specialty net revenue	128,043	104,041	236,340	209,275
AvKARE
Distribution	99,663	116,135	204,558	225,848
Government label	45,418	36,210	95,558	71,162
Institutional	10,132	11,768	21,141	22,626
Other	7,827	6,298	14,198	13,438
Total AvKARE net revenue	163,040	170,411	335,455	333,074
Total net revenue	$724,508	$701,780	$1,419,928	$1,360,971
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
(2)Refer to Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K for information about revenue recognized under license agreements for the three and six months ended June 30, 2024. Revenue recognized under license agreements for the three and six months ended June 30, 2025 was not material.
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2025 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2024	$498,537	$25,968	$160,490	$135,488
Provision related to sales recorded in the period	1,930,680	65,110	37,504	133,909
Credits/payments issued during the period	(1,930,660)	(62,648)	(37,691)	(151,947)
Balance at June 30, 2025	$498,557	$28,430	$160,303	$117,450
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
Except as disclosed below, as of and for the three and six months ended June 30, 2025, there were no material changes to our alliance and collaboration agreements as described in Note 5. Alliance and Collaboration in our 2024 Annual Report on Form 10-K.
The following table summarizes the activity in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Partner	Caption in Statement of Operations	2025	2024	2025	2024
Orion Corporation	Research and development (1)	$(912)	$(683)	$(2,524)	$(1,294)
Zambon Biotech S.A.	Net revenue (2)	$—	$—	$—	$3,479
Knight Therapeutics International S.A.	Net revenue (3)	$—	$—	$—	$1,000
mAbxience S.L.	Research and development (4)	$—	$—	$—	$3,000
Metsera, Inc.	Net revenue(5)	$1,973	$—	$1,973	$—
(1)Services performed for Orion Corporation on a cost basis are recorded as a reduction to R&D expense.
(2)Delivery of a functional license (out-licensing revenue).
(3)Non-refundable license fee.
(4)Clinical milestone payment.
(5)Development activities performed on behalf of Metsera, Inc. on a cost plus margin basis are recorded as net revenue.
The following table summarizes the balances in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of June 30, 2025 and December 31, 2024 (in thousands):

Party	Caption in Balance Sheet	June 30, 2025	December 31, 2024
Orion Corporation	Accounts payable and accrued expenses (1)	$5,071	$5,008
Orion Corporation	Other long-term liabilities (1)	$1,624	$3,453
Zambon Biotech S.A.	Other long-term liabilities (1)	$2,530	$2,530
Metsera, Inc.	Prepaid expenses and other current assets (2)	$1,973	$335
Metsera, Inc.	Other long-term liabilities (3)	$1,557	$—
(1)Comprised of deferred income as of June 30, 2025 and December 31, 2024.
(2)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2024.
(3)Comprised of construction costs contributed.

ApiJect Systems Collaboration Agreement

On May 8, 2025, the Company entered into a 15-year strategic collaboration agreement with ApiJect Systems, Corp. and related entities (“ApiJect”), a medical technology company focused on advanced drug delivery (“ApiJect Agreement”). Under the ApiJect Agreement, Amneal will install and operate manufacturing equipment leased from Apiject at the Company’s Brookhaven, New York facility. This equipment will be used to support production of ApiJect’s proprietary blow fill seal (“BFS”) delivery systems and Amneal’s growing injectable portfolio.

The Company concluded the agreement contains a financing lease pursuant to Accounting Standards Codification Topic 842, Leases. The lease will commence on the date the equipment is available for Amneal’s use, which is expected to be in the second half of 2025. During the lease term, the Company shall pay ApiJect a low-digit royalty for any of Amneal’s commercial products that are manufactured utilizing the equipment, which will be accounted for as variable lease payments. At the conclusion of the ApiJect Agreement, the Company has the right to purchase the equipment from ApiJect for a nominal amount. Amneal and ApiJect will also collaborate on the development of additional injectable product programs utilizing ApiJect’s BFS platform. The Company is entitled to receive consideration from ApiJect for development work performed under these programs.
The ApiJect Agreement did not have a material impact on the Company’s financial statements as of and for the three and six months ended June 30, 2025.

4. Income Taxes
Provision for Income Taxes
Set forth in the following table is the Company’s provision for income taxes (in thousands) and effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$16,101	$3,618	$28,969	$9,774
Effective tax rate	31.1%	17.7%	32.5%	(17.7)%
For the three and six months ended June 30, 2025, the period-over-period change in the provision for income taxes was primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period and discrete items related to share-based compensation in the current period.
Tax Receivable Agreement
The following table summarizes the Company’s tax receivable agreement (“TRA”) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase in tax receivable agreement liability	$4,420	$13,444	$15,107	$15,392

	June 30, 2025	December 31, 2024
Tax receivable agreement liability- short term	$50,900	$2,985
Tax receivable agreement liability- long term	15,107	50,900
Total	$66,007	$53,885
Refer to Note 6. Income Taxes in the Company’s 2024 Annual Report on Form 10-K for information about the Company’s TRA. During the six months ended June 30, 2025, the Company made payments of $3.0 million, associated with the TRA.
Contingent Tax Receivable Agreement Liability
The Company had an unrecorded contingent TRA liability of $118.7 million as of June 30, 2025. If utilization of the Company’s deferred tax assets becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability will be recorded through charges in the Company’s consolidated statements of operations.

5. Earnings (Loss) per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$22,417	$5,994	$34,612	$(85,649)
Denominator:
Weighted-average shares outstanding - basic	313,739	309,117	312,404	308,198
Effect of dilutive securities:
Stock options	964	1,095	1,031	—
Restricted stock units	3,155	4,522	4,390	—
Performance stock units	4,505	4,223	5,346	—
Weighted-average shares outstanding - diluted	322,363	318,957	323,171	308,198
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.07	$0.02	$0.11	$(0.28)
Diluted	$0.07	$0.02	$0.11	$(0.28)
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Stock options	347	(1)	347	(1)	347	(1)	2,277	(3)
Restricted stock units	—		—		—		10,207	(3)
Performance stock units	1,953	(2)	2,871	(2)	1,953	(2)	7,639	(3)
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
6. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Gross accounts receivable	$1,338,536	$1,303,788
Allowance for credit losses	(3,912)	(3,552)
Contract charge-backs and sales volume allowances	(498,557)	(498,537)
Cash discount allowances	(28,430)	(25,968)
Subtotal	(530,899)	(528,057)
Trade accounts receivable, net	$807,637	$775,731

Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	June 30, 2025	December 31, 2024
Customer A	34%	37%
Customer B	25%	21%
Customer C	27%	29%
7. Inventories
Inventories were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$211,203	$207,697
Work in process	55,096	52,835
Finished goods	342,674	351,922
Total inventories	$608,973	$612,454
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Deposits and advances	$3,738	$1,868
Prepaid insurance	6,168	8,264
Prepaid regulatory fees	2,319	6,958
Income and other tax receivables	17,594	16,829
Prepaid taxes	5,489	7,516
Other current receivables	16,327	9,142
Chargebacks receivable	6,115	6,378
Other prepaid assets	27,554	23,762
Total prepaid expenses and other current assets	$85,304	$80,717
9. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2023	$162,852	$366,312	$69,465	$598,629
Currency translation	(1,193)	—	—	(1,193)
Balance as of December 31, 2024	161,659	366,312	69,465	597,436
Currency translation	(30)	—	—	(30)
Balance as of June 30, 2025	$161,629	$366,312	$69,465	$597,406

Intangible assets as of June 30, 2025 and December 31, 2024 were comprised of the following (in thousands):

	June 30, 2025				December 31, 2024
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.7	$1,564,668	$(942,244)	$622,424	$1,550,469	$(856,914)	$693,555
Other intangible assets	2.2	83,200	(64,177)	19,023	83,200	(58,678)	24,522
Subtotal		1,647,868	(1,006,421)	641,447	1,633,669	(915,592)	718,077
In-process research and development		8,100	—	8,100	14,300	—	14,300
Total intangible assets		$1,655,968	$(1,006,421)	$649,547	$1,647,969	$(915,592)	$732,377
Amortization expense related to intangible assets for the three months ended June 30, 2025 and 2024 was $45.8 million and $40.1 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2025 and 2024 was $91.0 million and $80.0 million, respectively.
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including in-process research and development intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually. Intangible asset impairments were immaterial for the three and six months ended June 30, 2024 (none for the three and six months ended June 30, 2025).

10. Other Assets

Other assets were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Interest rate swap (1)	$16,436	$35,921
Security deposits	4,013	3,752
Long-term prepaid expenses	12,269	12,362
Deferred revolving credit facility costs	3,820	2,820
Long-term restricted cash	2,486	—
Other long term assets	5,825	5,278
Total other assets	$44,849	$60,133

(1)Refer to Note 14. Fair Value Measurements and Note 15. Financial Instruments for information about the Company’s interest rate swap.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$205,812	$258,691
Accrued returns allowance (1)	160,303	160,490
Accrued compensation	57,012	72,959
Accrued Medicaid and commercial rebates (1)	117,450	135,488
Accrued royalties	23,851	23,687
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	14,441	17,339
Accrued other	77,722	56,570
Total accounts payable and accrued expenses	$666,817	$735,450
(1)Refer to Note 2. Revenue Recognition for a rollforward of the balance from December 31, 2024 to June 30, 2025.
12. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2024, except as disclosed below. Refer to Note 15. Debt in the Company’s 2024 Annual Report on Form 10-K for additional information and definitions of terms used in this note.
Term Loans
The following is a summary of the Company’s indebtedness under its term loans (in thousands):

	June 30, 2025	December 31, 2024
Term Loan Due 2025	$—	$191,979
Term Loan Due 2028	2,263,460	2,292,856
Total debt	2,263,460	2,484,835
Less: debt issuance costs	(85,882)	(98,832)
Total debt, net of debt issuance costs	2,177,578	2,386,003
Less: current portion of long-term debt	(31,175)	(224,213)
Total long-term debt, net	$2,146,403	$2,161,790
Term Loan Due 2025
In January 2025, the Company paid the entire remaining principal balance of $192.0 million then outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand. As of June 30, 2025 and December 31, 2024, $290.0 million and $100.0 million, respectively, were outstanding on the Amended New Revolving Credit Facility.
Rondo Revolving Credit Facility

On April 9, 2025, the Company executed an amendment to the Rondo Revolving Credit Facility (“Amended Rondo Revolving Credit Facility”) that, among other things, (i) increased the aggregate revolving commitment from $70 million to $125 million, (ii) increased the letter of credit commitment from $60 million to $90 million, and (iii) extended the maturity to April 9, 2030. The Amended Rondo Credit Facility bears a variable annual interest rate of one-month adjusted term SOFR, subject to a floor of 0.1% plus 2.00%. The annual interest rate for borrowings may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in that agreement.

In addition, a commitment fee based on the average daily unused amount of the Amended Rondo Revolving Credit Facility is assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum.

In connection with this amendment, the Company incurred costs of $1.7 million associated with the Amended Rondo Revolving Credit Facility, which were capitalized and will be amortized over the life of the Amended Rondo Revolving Credit Facility.

13. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Uncertain tax positions	$524	$1,252
Long-term compensation	17,095	17,125
Other long-term liabilities	8,195	8,572
Total other long-term liabilities	$25,814	$26,949
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurement Based on
June 30, 2025	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$16,436	$—	$16,436	$—

December 31, 2024
Assets
Interest rate swap (1)	$35,921	$—	$35,921	$—
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
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2025.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	June 30, 2025	December 31, 2024
Term Loan Due 2025	$—	$192,579
Term Loan Due 2028	$2,305,900	$2,364,508
The Term Loan Due 2025 and Term Loan Due 2028 are each in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation.

Refer to Note 15. Debt in the Company’s 2024 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2025 and 2024.
15. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates. During the three and six months ended June 30, 2025, the Company reclassified a net loss of $0.6 million (increase in interest expense, net) and net gain of $5.9 million (decrease in interest expense, net), respectively, from accumulated other comprehensive loss. Approximately $19.2 million of net losses included in accumulated other comprehensive loss as of June 30, 2025 are expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan Due 2028 and amortization of the amounts included in accumulated other comprehensive loss occurs.
As of June 30, 2025, the total loss, net of income taxes of $0, related to the Company’s cash flow hedge of $19.0 million, was recognized in accumulated other comprehensive loss. Refer to Note 17. Stockholders’ Deficiency in this Quarterly Report on Form 10-Q and Note 19. Financial Instruments in our Annual Report on Form 10-K for additional information.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2025		December 31, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$16,436	Other Assets	$35,921
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
For the six months ended June 30, 2024, charges related to legal matters, net of $95.1 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). (Credit) charges related to legal matters, net for all other periods presented were immaterial.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	June 30, 2025	December 31, 2024
Civil prescription opioid litigation	$40,006	$29,671
Other	1,509	2,084
Current portion of liabilities for legal matters	$41,515	$31,755

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$74,477	$85,479
Refer to the respective discussions below for information about the significant matters summarized above.
Refer to Note 20. Commitments and Contingencies in our Annual Report on Form 10-K for a general discussion of Medicaid Reimbursement and Price Reporting Matters and Patent Litigation.
Other Litigation Related to the Company’s Business
United States Department of Justice Investigations

On May 15, 2023, Amneal Pharmaceuticals LLC (“Amneal”) received a Civil Investigative Demand (“CID”) from the Civil Division of the United States Department of Justice (the “Civil Division”) requesting information and documents related to the manufacturing and shipping of diclofenac sodium 1% gel labeled as “prescription only” after the reference listed drug’s label was converted to over-the-counter. In October 2024, the Company received supplemental CIDs seeking additional information related to the same subject matter. The Company is continuing to cooperate with the Civil Division’s investigation. However, no assurance can be given as to the timing or outcome of the investigation.
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, various purchasers of generic drugs filed multiple putative antitrust class action complaints against a substantial number of generic pharmaceutical manufacturers, including the Company and Impax Laboratories, Inc. (“Impax”), alleging an illegal conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers. They seek unspecified monetary damages and equitable relief, including disgorgement and restitution. Most of these lawsuits were consolidated in the United States District Court for the Eastern District of Pennsylvania (See In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724 (E.D. Pa.)). Some purchasers have brought similar lawsuits in state courts in Pennsylvania, Connecticut, and New York.

In 2019 and 2020, Attorneys General of 43 States and the Commonwealth of Puerto Rico named the Company in two complaints alleging a similar conspiracy and seeking similar damages. These cases are pending in the District of Connecticut. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS.
In these matters, the Company and Impax have filed various motions to dismiss, some of which remain pending. Fact discovery is underway in MDL No. 2724 and in one of the State Attorneys General cases naming the Company as a defendant, Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al.. In the other, Connecticut, et al. v. Sandoz, Inc. et al., defendants’ joint motions for summary judgement were fully briefed on April 7, 2025, and defendant-specific motions for summary judgement were filed on July 9, 2025.
Trials for the first multi-district litigation (“MDL”) cases chosen for bellwether treatment, none of which name the Company or Impax as defendants, have been stayed pending the Third Circuit’s review of the MDL court’s class certification decision. The MDL court has chosen a second round of MDL cases for bellwether treatment, one of which names Impax as a defendant. No scheduling orders have been set.
Civil Prescription Opioid Litigation
The Company is named in over 900 state and federal cases relating to the sale of prescription opioid pain relievers. Plaintiffs are political subdivisions, schools, hospitals, Native American tribes, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804 (N.D. Ohio). The Company also is named in state court cases pending in seven states. There are no firm trial dates in those state-court cases.
The Company has received a subpoena from the New York Attorney General, a subpoena from the Maryland Attorney General, and a CID issued by the Alaska Attorney General all seeking information regarding its business concerning opioid-containing products. The Company has cooperated and continues to cooperate with these requests.
In 2023, the Company reached settlements with the New Mexico Attorney General and West Virginia political subdivisions and a settlement in principle with a group of private hospitals in Alabama. In late April 2024, the Company reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. The settlement in principle is subject to execution of a definitive settlement agreement. The settlement would be payable over ten years. Under the settlement in principle, the Company would agree to pay $92.5 million in cash and provide $180.0 million (valued at $125/twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $45.0 million) in cash during the last four years of the ten years payment term, which could increase the total amount of cash the Company would agree to pay up to $137.5 million. In April 2025, the Company finalized documentation for the nationwide resolution, which is contingent upon reaching sufficient participation from state Attorneys General, political subdivisions, and Native American tribes. In June 2025, the Company confirmed participation from all state Attorneys General and territorial Attorneys General. The process for political subdivision and Native American tribe participation is ongoing.
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of June 30, 2025 was $114.5 million, of which $74.5 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement is finalized. As of December 31, 2024, the Company had a liability of $115.2 million related to its prescription opioid litigation, of which $85.5 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of June 30, 2025 or December 31, 2024, because it concluded that a loss was not probable and estimable.
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

Ranitidine Litigation

The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. Plaintiffs’ reply brief was filed November 8, 2024. The briefing also addresses the MDL court’s December 6, 2022 exclusion of plaintiff’s general causation experts. The 11th Circuit will set an oral argument date in October 2025.

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

Guaifenesin Litigation

On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.). The complaint purports to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint seeks damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. On December 30, 2024, the Company and CVS jointly filed a motion to dismiss. On January 21, 2025, in lieu of filing a response to defendants’ motion to dismiss, plaintiff filed an amended complaint. Defendants’ motion to dismiss the amended complaint was filed on February 20, 2025, plaintiff filed her response to the motion to dismiss on March 24, 2025, and defendants filed their reply on April 14, 2025. That motion is fully briefed, and the Court notified the parties that it will take the motion under submission without oral argument.

Amneal Pharmaceuticals LLC et al. v. Sandoz Inc.

On November 25, 2024, the Company and Impax Laboratories, LLC received a notice letter from Sandoz Inc. (“Sandoz”) stating that it had filed an ANDA with the U.S. Food and Drug Administration (“FDA”) seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letter included a Paragraph IV certification alleging that certain patents covering CREXONT® are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of Sandoz’s generic product.

In response to this notice letter, on January 7, 2025, the Company and Impax Laboratories, LLC filed a patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, Case Nos. 3:25-cv-00181-GC-TJB and 2:25-11981. On April 1, 2025, the Company and Impax Laboratories, LLC filed a First Amended Complaint in response to a second notice letter from Sandoz, adding claims for infringement of additional patents. On April 14, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. This lawsuit is currently in discovery. The filing of this lawsuit triggered a 30-month stay of FDA approval of the Sandoz ANDA from the date of receipt of the notice letter. CREXONT® is also subject to a regulatory exclusivity until August 7, 2027.

On June 20, 2025, the Company and Impax Laboratories, LLC filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-11981, in response to a third notice letter from Sandoz relating to CREXONT®. This lawsuit is in its initial pleadings stage.

Carickhoff v. Amneal Pharmaceuticals, Inc., et al.

On May 7, 2025, the Liquidating Trustee on Behalf of the Vyera Liquidating Trust Established Under the Subchapter V Plan of Reorganization of debtors Vyera Pharmaceuticals, LLC and Phoenixus AG filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company and Impax Laboratories, LLC, seeking to recover approximately $55.4 million in allegedly fraudulent transfers made by the debtors to Impax Laboratories, LLC to purchase the drug Daraprim in 2015. (See Carickhoff v. Amneal Pharmaceuticals, Inc, et al., Adv. Pro. No. 25-50903-JKS (Bankr. D. Del.)). The deadline to respond to the trustee’s Complaint is September 9, 2025.

17. Stockholders’ (Deficiency) Equity
Refer to Note 21. Stockholders’ (Deficiency) Equity in our 2024 Annual Report on Form 10-K for additional information.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2024	$(71,860)	$6,350	$(65,510)
Other comprehensive loss before reclassification	(6,560)	(19,485)	(26,045)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(5,876)	(5,876)
Balance June 30, 2025	$(78,420)	$(19,011)	$(97,431)

Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
Other comprehensive (loss) income before reclassification	(429)	15,373	14,944
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(13,031)	(13,031)
Balance June 30, 2024	$(66,501)	$36,065	$(30,436)
18. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and six months ended June 30, 2025, there were no material changes to our related party agreements or relationships as described in Note 23. Related Party Transactions and Note 21. Stockholders’ (Deficiency) Equity in our 2024 Annual Report on Form 10-K.

The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2025	2024	2025	2024
Kashiv Biosciences LLC
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$3,564	$4,194	$7,795	$8,720
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$1,293	$2,426	$5,616	$3,642
Development and commercialization agreement - Pegfilgrastim Auto Injector - milestone	Research and development	$3,000	$—	$3,000	$—
Development and commercialization agreement - Carfilzomib	Research and development	$2,000	$—	$2,000	$—
Parking space lease	Research and development	$—	$25	$25	$50
Development and commercialization agreement - long-acting injectable	Research and development	$—	$—	$—	$500
Generic development supply agreement - research and development material	Research and development	$—	$—	$—	$(48)
Sale of subsidiary - interest income on loan receivable	Interest expense, net	$—	$(132)	$—	$(132)
Sale of subsidiary - gain on sale	Other income, net	$—	$(3,760)	$—	$(3,760)
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses	$—	$—	$(103)	$(422)
Storage agreement	Research and development	$(71)	$(49)	$(118)	$(126)

Other Related Parties
Members - tax receivable agreement (TRA liability)	Increase in tax receivable agreement liability	$4,420	$13,444	$15,107	$15,392
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$6,204	$5,220	$11,339	$10,221
Land purchase from family members of the Co-Chief Executive Officers	Property, plant and equipment	$11,289	$—	$11,289	$—
Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$1,438	$—	$5,708	$—
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$592	$1,184	$1,184
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$330	$324	$654	$638
Tracy Properties LLC - operating lease	Selling, general and administrative	$149	$221	$326	$364
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$10	$2,933	$2,327	$5,245
R&S Solutions - equipment purchase	Property, plant and equipment	$—	$—	$160	$—
Avtar Investments, LLC - consulting services	Research and development	$60	$60	$120	$129
AvPROP, LLC - operating lease	Selling, general and administrative	$51	$50	$104	$94
Alkermes Plc	Inventory and cost of goods sold	$(28)	$94	$64	$106

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	June 30, 2025	December 31, 2024
AzaTech Pharma LLC - supply agreement	$1,130	$21
Kashiv - various agreements	420	447
Alkermes	42	16
Related party receivables - short term	$1,592	$484

Members - tax receivable agreement	$50,900	$2,985
Kashiv - various agreements	7,375	16,908
Apace Packaging, LLC - packaging agreement	2,099	1,205
Ellodi Pharmaceuticals, L.P.	1,752	—
AzaTech Pharma LLC - supply agreement	1,170	1,151
Avtar Investments LLC - consulting services	100	60
Alkermes Plc	—	2
Related party payables - short term	$63,396	$22,311

Members - tax receivable agreement	$15,107	$50,900
Land purchase from family members of the Co-Chief Executive Officers	500	—
Related party payables - long term	$15,607	$50,900
Equipment Purchases
The Company purchased $0.2 million of equipment from R&S Solutions LLC during the six months ended June 30, 2025, which is included in property, plant and equipment in the Company’s consolidated balance sheets. A member of Company management beneficially owns equity securities of R&S Solutions LLC.
Securities Purchase Agreement and License and Collaboration Agreement
On January 3, 2025, the Company entered into a securities purchase agreement and a license and collaboration agreement with Ellodi Pharmaceuticals, L.P. (“Ellodi”) and certain entities affiliated with TPG for which the Company paid $3.0 million for limited liability partnership units of Ellodi and committed to fund certain research and development expenses. Ellodi is a pre-clinical gastroenterology-focused specialty pharmaceutical company. An observer of our Board is a partner in TPG Capital and a board director of Ellodi. During the three and six ended June 30, 2025, the Company recorded research and development expense of $1.4 million and $5.7 million, respectively, related to these agreements, including a $1.4 million and $2.7 million estimate for funding the research and development commitment, respectively. As of June 30, 2025, the Company has a remaining liability of $1.8 million associated with these agreements.
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
Acquisition of Land From Related Parties
On April 18, 2025, the Company executed an agreement to acquire parcels of land in India from two family members of the Company’s Co-Chief Executive Officers. The Company plans to utilize this land to construct two new greenfield peptide manufacturing facilities. The total purchase price for this acquisition was $11.4 million, of which $10.9 million was paid to the sellers. The remaining payment of $0.5 million will be deferred until three years following the acquisition date as partial security for the sellers’ indemnity obligations. It is anticipated that the facilities will be used to manufacture products for the Company, as well as support the Company’s collaboration agreement with Metsera, Inc. For additional information related to the Company’s agreement with Metsera, Inc., refer to Note 3. Alliance and Collaboration in this Quarterly Report on Form 10-Q and Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K.

Kashiv Biosciences LLC Development Supply Agreement
In December 2022, Amneal and Kashiv entered into a development supply agreement specific to four generic product candidates. Under that agreement, Amneal maintained a right of first offer and negotiation to the in-licensing of each generic product candidate. Amneal and Kashiv previously entered into a license and supply agreement for one product candidate in March 2024. Refer to Note 23. Related Party Transactions in our 2024 Annual Report on Form 10-K for additional information.

In May 2025, Amneal and Kashiv entered into a separate license agreement for the development and commercialization of Carfilzomib (the “Carfilzomib License Agreement"). The existing development supply agreement remains effective for the remaining two generic product candidates. Subject to the terms of the Carfilzomib License Agreement, Amneal is responsible for development, regulatory approval, and commercialization of the product candidate in the U.S. The term of the agreement is 10 years from the respective product’s launch date in the U.S.

During the three and six months ended June 30, 2025, the Company recorded R&D expense for a $2.0 million payment made upon execution of the license agreement. The agreement provides for potential future milestone payments to Kashiv of up to $23.0 million as follows: (i) up to $18.0 million for U.S. regulatory approval and initial commercial launch milestones and (ii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share up 50% of net profits, after considering manufacturing and allowable costs to deduct as defined in the agreement.

Sale of Subsidiary
On April 30, 2024, Amneal closed on the sale of a wholly owned subsidiary in India to a subsidiary of Kashiv for total consideration of ₹1.0 billion, or $12.2 million. Total consideration consisted of a ₹416.2 million, or $5.0 million, cash payment at closing and the assumption of a loan payable of ₹598.6 million, or $7.2 million, payable to another subsidiary of Amneal in India. The loan payable bore interest of 11% on the unpaid principal and was due on or before December 31, 2024. The subsidiary’s assets and liabilities were primarily comprised of a building under construction and a note payable, respectively. The subsidiary had no business activity, other than the construction of the building. As a result of the sale, the Company recognized a pre-tax gain of $3.8 million in other income for the three and six months ended June 30, 2024. The entire receivable was collected by Amneal in December 2024.
Lease Extension
Refer to Note 20. Leases in this Quarterly Report on Form 10-Q for information on a lease extension with a related party.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$433,425		$128,043		$163,040	$—	$724,508
Cost of goods sold	252,646		55,795		129,814	—	438,255
Gross profit	180,779		72,248		33,226	—	286,253
Selling, general and administrative	34,226		30,314	A	15,079	44,647	124,266
Research and development	41,899	B	6,065	B	—	—	47,964
Intellectual property legal development expenses	1,978		39		—	—	2,017
Restructuring and other charges	683		341		—	—	1,024
Credit related to legal matters, net	(390)		—		—	—	(390)
Operating income (loss)	$102,383		$35,489		$18,147	$(44,647)	$111,372

Three Months Ended June 30, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$427,328		$104,041		$170,411	$—	$701,780
Cost of goods sold	260,903		46,142		144,788	—	451,833
Gross profit	166,425		57,899		25,623	—	249,947
Selling, general and administrative	31,627		26,610	A	14,642	43,583	116,462
Research and development	31,703	B	4,351	B	—	—	36,054
Intellectual property legal development expenses	1,032		10		—	—	1,042
Restructuring and other charges	53		78		—	89	220
Charges related to legal matters, net	699		—		—	—	699
Operating income (loss)	$101,311		$26,850		$10,981	$(43,672)	$95,470

Six Months Ended June 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$848,133		$236,340		$335,455	$—	$1,419,928
Cost of goods sold	495,279		108,878		273,627	—	877,784
Gross profit	352,854		127,462		61,828	—	542,144
Selling, general and administrative	67,941		61,292	A	30,773	82,548	242,554
Research and development	72,879	B	15,125	B	—	—	88,004
Intellectual property legal development expenses	3,691		93		—	—	3,784
Restructuring and other charges	683		471		—	441	1,595
Credit related to legal matters, net	(390)		—		—	—	(390)
Other operating income	(5,122)		—		—	—	(5,122)
Operating income (loss)	$213,172		$50,481		$31,055	$(82,989)	$211,719

Six Months Ended June 30, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$818,622		$209,275		$333,074	$—	$1,360,971
Cost of goods sold	500,825		90,942		281,197	—	872,964
Gross profit	317,797		118,333		51,877	—	488,007
Selling, general and administrative	64,712		51,806	A	29,549	82,990	229,057
Research and development	66,074	B	9,278	B	—	—	75,352
Intellectual property legal development expenses	1,992		34		—	—	2,026
Restructuring and other charges	53		1,024		—	613	1,690
Charges related to legal matters, net	95,058		—		—	—	95,058
Other operating expense	—		100		—	—	100
Operating income (loss)	$89,908		$56,091		$22,328	$(83,603)	$84,724
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
A.The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs do not review SG&A for the Affordable Medicines and AvKARE segments. SG&A for the Specialty segment was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee compensation and benefits	$10,791	$9,055	$21,663	$17,892
Product marketing	9,884	11,615	17,895	20,143
Commercial operations and salesforce	8,787	4,762	19,578	11,027
Other (1)	852	1,178	2,156	2,744
Total	$30,314	$26,610	$61,292	$51,806
(1)Other includes professional fees and other expenses not presented to the CODMs.
Research and Development Expenses - Affordable Medicines and Specialty Segments
B.Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	Three Months Ended June 30,
	2025		2024
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$14,693	$1,279	$12,487	$2,049
Materials and supplies	8,108	450	6,025	281
Product development and studies (1)	756	2,371	635	82
Milestones	6,350	—	1,125	—
Facilities costs	1,793	735	1,693	1,498
Regulatory fees	2,932	—	834	—
Other (2)	7,267	1,230	8,904	441
Total	$41,899	$6,065	$31,703	$4,351

	Six Months Ended June 30,
	2025			2024
	Affordable Medicines	Specialty		Affordable Medicines	Specialty
Employee compensation and benefits	$28,234	$2,819		$24,076	$4,134
Materials and supplies	16,635	653		15,983	712
Product development and studies (1)	687	4,690		1,600	515
Milestones	6,600	3,000		4,625	—
Facilities costs	3,427	1,485		3,385	2,745
Regulatory fees	2,517	—	788	788	—
Other (2)	14,779	2,478		15,617	1,172
Total	$72,879	$15,125		$66,074	$9,278
(1)For the three and six months ended June 30, 2025, Affordable Medicines included a $0.9 million and $2.5 million, respectively, reduction to product development and studies expense for services performed under the license agreement with Orion Corporation. Refer to Note 3. Alliance and Collaboration.
(2)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes repairs and maintenance, outside testing, professional fees and other expenses not presented to the CODMs.
20. Leases
Except as disclosed below, as of and for the three and six months ended June 30, 2025, there were no material changes to our lease agreements as described in Note 17. Leases in our 2024 Annual Report on Form 10-K.
On April 23, 2025, the Company executed a lease renewal for an R&D and manufacturing facility in New Jersey. This renewal extended the lease term by ten years through November 30, 2035. The aggregate payments over the renewal period are $11.6 million.
On May 7, 2025, the Company executed a lease extension with a related party, Sutaria Family Realty, LLC, for a manufacturing facility in Hauppauge, New York. This agreement extended the existing lease term by seven years through March 31, 2033. The aggregate payments over the extension period are $12.4 million.
21. Subsequent Events
Opioid Settlement in Principle
As discussed in Note 16. Commitments and Contingencies, the Company reached a nationwide settlement in principle for a resolution to the opioid cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. During July 2025, the Company deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits remain the property of the Company until a definitive settlement agreement is reached and the funds are used to make the first installment payment.
Refinancing
On August 1, 2025, Amneal issued $600 million aggregate principal amount of 6.875% senior secured notes due 2032 (the “Senior Notes Due 2032”) at par in a private offering. Concurrently with the offering of the Senior Notes Due 2032, Amneal borrowed $2.1 billion aggregate principal amount of new seven-year term loans (the “Term Loans Due 2032”) under a new term loan facility, and used the net proceeds of the Term Loans Due 2032 and the Senior Notes Due 2032 to refinance its existing Term Loan Due 2028 in full, repay outstanding amounts borrowed under its Amended New Revolving Credit Facility and to pay related fees, premiums and expenses.
Interest is payable on the Term Loans Due 2032 at a rate equal to the term SOFR benchmark rate or the base rate, plus an applicable margin, in each case, subject to a term SOFR benchmark rate floor of 0.50% or a base rate floor of 1.00%, as applicable. The applicable margin for the Term Loans Due 2032 is 3.50% per annum for term SOFR benchmark rate loans and 2.50% per annum for base rate loans.

In addition, Amneal entered into a second amendment to the Amended New Revolving Credit Facility which extends the maturity to August 1, 2030.

AvKARE Excess Cash Distribution
On July 31, 2025, we made a $7.0 million cash distribution to the AvKARE Sellers from excess cash on hand.

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
The following discussion and analysis for the three and six months ended June 30, 2025 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.
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

During 2025, President Trump has announced a number of tariff actions, and while there are currently no reciprocal tariffs on pharmaceutical products imported into the U.S., this can change at any moment. In addition, on April 14, 2025, the Department of Commerce Bureau of Industry and Security announced that it had initiated, as of April 1, 2025, a broad investigation under section 232 of the Trade Expansion Act to determine the effects on national security of imports of pharmaceuticals (i.e. FDF, API, key starting materials, derivatives, and medical countermeasures). This is currently an investigation into whether trade remedies such as tariffs should be imposed and covers both generic and brand products.

Given the global nature of pharmaceutical supply chains, any changes to historically prevailing tariff requirements could impact us and our industry (i.e., increase costs, product availability, and supply chain disruptions). The Company is closely monitoring these tariff and trade developments and will take actions to reduce or minimize any material negative impact.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including, extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The Company expects these provisions to result in a reduction of current income tax liabilities. The Company will continue to analyze the OBBBA and its impact on its financial statements and will reflect any impact in the period of enactment.

Results of Operations
Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$724,508	$701,780	$22,728	3.2%
Cost of goods sold	438,255	451,833	(13,578)	(3.0)%
Gross profit	286,253	249,947	36,306	14.5%
Selling, general and administrative	124,266	116,462	7,804	6.7%
Research and development	47,964	36,054	11,910	33.0%
Intellectual property legal development expenses	2,017	1,042	975	93.6%
Restructuring and other charges	1,024	220	804	nm
(Credit) charges related to legal matters, net	(390)	699	(1,089)	nm
Operating income	111,372	95,470	15,902	16.7%
Total other expense, net	(59,661)	(75,065)	15,404	(20.5)%
Income before income taxes	51,711	20,405	31,306	nm
Provision for income taxes	16,101	3,618	12,483	nm
Net income	$35,610	$16,787	$18,823	nm
nm - not meaningful
Net Revenue

Net revenue for the three months ended June 30, 2025 increased 3.2% from the prior year period, primarily due to:

•Growth in our Affordable Medicines segment net revenue of $6.1 million, primarily due to new products launched in 2025 and 2024, which contributed $33.0 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

•Growth in our Specialty segment net revenue of $24.0 million, primarily driven by increases of $11.2 million, $9.0 million and $3.7 million in sales of CREXONT®, RYTARY® and UNITHROID®, respectively, partially offset by a decline in our non-promoted products.

•Decline in our AvKARE segment net revenue of $7.4 million, primarily driven by a reduction in our low margin distribution sales partially offset by expansion of our government label channel from new product introductions.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased 3.0% for the three months ended June 30, 2025 as compared to the prior year period. The decrease in cost of goods sold was primarily due to manufacturing efficiencies, partially offset by increased amortization related to CREXONT®.

Gross profit as a percentage of net revenue increased to 39.5% for the three months ended June 30, 2025 from 35.6% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2025 increased 6.7% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT®.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2025 increased 33.0% as compared to the prior year period, primarily due to increases in employee compensation, increase in project spend and increase in in-licensing and upfront milestone payments.
Total Other Expense, Net
Total other expense, net for the three months ended June 30, 2025 decreased 20.5% as compared to the prior year period. The decrease was primarily driven by a $9.0 million period-over-period decrease in the increase in tax receivable agreement liability and the favorable impact of foreign exchange, primarily from the Euro.
Provision For Income Taxes
For the three months ended June 30, 2025, our provision for income taxes and effective tax rate were $16.1 million and 31.1%, respectively, as compared to $3.6 million and 17.7%, respectively, for the three months ended June 30, 2024. The period-over-period changes in the provision for income taxes and effective tax rate primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period and discrete items related to share-based compensation in the current period.
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$433,425	$427,328	$6,097	1.4%
Cost of goods sold	252,646	260,903	(8,257)	(3.2)%
Gross profit	180,779	166,425	14,354	8.6%
Selling, general and administrative	34,226	31,627	2,599	8.2%
Research and development	41,899	31,703	10,196	32.2%
Intellectual property legal development expenses	1,978	1,032	946	91.7%
Restructuring and other charges	683	53	630	nm
(Credit) charges related to legal matters, net	(390)	699	(1,089)	nm
Operating income	$102,383	$101,311	$1,072	1.1%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the three months ended June 30, 2025 increased 1.4% as compared to the prior year period, primarily due to new products launched in 2025 and 2024, which contributed $33.0 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the three months ended June 30, 2025 decreased 3.2% as compared to the prior year period, primarily due to manufacturing efficiencies and favorable product mix, partially offset by increased plant and freight costs.
Affordable Medicines gross profit as a percentage of net revenue increased to 41.7% for the three months ended June 30, 2025 from 38.9% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the three months ended June 30, 2025 increased 8.2% as compared to the prior year period, primarily due to increases in employee compensation and shipping costs.
Research and Development
Affordable Medicines R&D expenses for the three months ended June 30, 2025 increased 32.2% as compared to the prior year period, primarily due to increases in employee compensation, increase in project spend and increase in in-licensing and upfront milestone payments.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$128,043	$104,041	$24,002	23.1%
Cost of goods sold	55,795	46,142	9,653	20.9%
Gross profit	72,248	57,899	14,349	24.8%
Selling, general and administrative	30,314	26,610	3,704	13.9%
Research and development	6,065	4,351	1,714	39.4%
Intellectual property legal development expenses	39	10	29	nm
Restructuring and other charges	341	78	263	nm
Operating income	$35,489	$26,850	$8,639	32.2%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended June 30, 2025 increased 23.1% compared to the prior year period, primarily driven by increases of $11.2 million, $9.0 million and $3.7 million in sales of CREXONT®, RYTARY® and UNITHROID®, respectively, partially offset by a decline in our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended June 30, 2025 increased 20.9% compared to the prior year period, primarily due to increases in amortization related to CREXONT® and sales volume.

Specialty gross profit as a percentage of net revenue increased to 56.4% for the three months ended June 30, 2025 as compared to 55.7% in the prior year period due to the impact of increased amortization related to CREXONT®.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended June 30, 2025 increased 13.9% as compared to the prior year period, primarily due to launch costs associated with CREXONT® and increases in employee compensation.
Research and Development

Specialty R&D expense for the three months ended June 30, 2025 increased 39.4% as compared to the prior year period, primarily due to higher project spend.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$163,040	$170,411	$(7,371)	(4.3)%
Cost of goods sold	129,814	144,788	(14,974)	(10.3)%
Gross profit	33,226	25,623	7,603	29.7%
Selling, general and administrative	15,079	14,642	437	3.0%
Operating income	$18,147	$10,981	$7,166	65.3%
Net Revenue
AvKARE net revenue for the three months ended June 30, 2025 decreased 4.3% as compared to the prior year period, primarily driven by a reduction in our low margin distribution sales partially offset by expansion of our government label channel from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended June 30, 2025 decreased 10.3% as compared to the prior year period, primarily due to a reduction of sales in our low margin distribution channel partially offset by higher sales in our government label channel.
Gross profit as a percentage of net revenue increased to 20.4% for the three months ended June 30, 2025 from 15.0% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended June 30, 2025 increased 3.0% as compared to the prior year period, primarily due to increases in employee compensation and freight costs.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$1,419,928	$1,360,971	$58,957	4.3%
Cost of goods sold	877,784	872,964	4,820	0.6%
Gross profit	542,144	488,007	54,137	11.1%
Selling, general and administrative	242,554	229,057	13,497	5.9%
Research and development	88,004	75,352	12,652	16.8%
Intellectual property legal development expenses	3,784	2,026	1,758	86.8%
Restructuring and other charges	1,595	1,690	(95)	(5.6)%
(Credit) charges related to legal matters, net	(390)	95,058	(95,448)	(100.4)%
Other operating (income) expense	(5,122)	100	(5,222)	nm
Operating income	211,719	84,724	126,995	nm
Total other expense, net	(122,522)	(139,841)	17,319	(12.4)%
Income (loss) before income taxes	89,197	(55,117)	144,314	nm
Provision for income taxes	28,969	9,774	19,195	nm
Net income (loss)	$60,228	$(64,891)	$125,119	nm
nm - not meaningful
Net Revenue

Net revenue for the six months ended June 30, 2025 increased 4.3% from the prior year period primarily due to:

•Growth in our Affordable Medicines segment net revenue of $29.5 million, primarily due to new products launched in 2025 and 2024, which contributed $73.8 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

•Growth in our Specialty segment net revenue of $27.1 million, primarily driven by increases of $20.3 million, $3.9 million and $7.7 million in sales of CREXONT®, RYTARY® and UNITHROID®, respectively, partially offset by a decline in our non-promoted products. In addition, the prior year period included $4.5 million of out-licensing revenue associated with IPX203.

•Growth in our AvKARE segment net revenue of $2.4 million, primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2025 was relatively flat compared to the prior year period, as increased amortization related to CREXONT® and increased plant and freight costs, partially offset by manufacturing efficiencies and a decline of sales in our lower margin distribution channel.

Gross profit as a percentage of net revenue increased to 38.2% for the six months ended June 30, 2025 from 35.9% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
SG&A expenses for the six months ended June 30, 2025 increased 5.9% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT®, partially offset by a reduction in legal expenses primarily resulting from insurance coverage for certain legal fees.

Research and Development
R&D expenses for the six months ended June 30, 2025 increased 16.8% as compared to the prior year period, primarily due to increases in employee compensation, increase in project spend and increase in in-licensing and upfront milestone payments.
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
Other Operating Income
Other operating income for the six months ended June 30, 2025 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector (the “PLI Scheme”).
Total Other Expense, Net
Total other expense, net for the six months ended June 30, 2025 decreased 12.4% as compared to the prior year period. The decrease was primarily driven by a $9.4 million decrease in interest expense as a result of lower rates and lower amounts outstanding on our variable-rate debt and the favorable impact of foreign exchange, primarily from the Euro.
Provision For Income Taxes
For the six months ended June 30, 2025, our provision for income taxes and effective tax rate were $29.0 million and 32.5%, respectively, as compared to $9.8 million and (17.7)%, respectively, for the six months ended June 30, 2024. The period-over-period changes in the provision for income taxes and effective tax rate primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period and discrete items related to share-based compensation in the current period.
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$848,133	$818,622	$29,511	3.6%
Cost of goods sold	495,279	500,825	(5,546)	(1.1)%
Gross profit	352,854	317,797	35,057	11.0%
Selling, general and administrative	67,941	64,712	3,229	5.0%
Research and development	72,879	66,074	6,805	10.3%
Intellectual property legal development expenses	3,691	1,992	1,699	85.3%
Restructuring and other charges	683	53	630	nm
Charges related to legal matters, net	(390)	95,058	(95,448)	(100.4)%
Other operating income	(5,122)	—	(5,122)	nm
Operating income	$213,172	$89,908	$123,264	nm
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the six months ended June 30, 2025 increased 3.6% as compared to the prior year period, primarily due to new products launched in 2025 and 2024, which contributed $73.8 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the six months ended June 30, 2025 decreased 1.1% as compared to the prior year period, primarily due to manufacturing efficiencies and favorable product mix, partially offset by increased plant and freight costs.
Affordable Medicines gross profit as a percentage of net revenue increased to 41.6% for the six months ended June 30, 2025 from 38.8% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the six months ended June 30, 2025 increased 5.0% as compared to the prior year period, primarily due to increases in employee compensation and shipping costs.
Research and Development
Affordable Medicines R&D expenses for the six months ended June 30, 2025 increased 10.3% as compared to the prior year period, primarily due to increases in employee compensation and increase in in-licensing and upfront milestone payments.
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
Other Operating Income
Other operating income for the six months ended June 30, 2025 was comprised of income earned from the PLI Scheme.
Specialty
The following table sets forth results of operations for our Specialty segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$236,340	$209,275	$27,065	12.9%
Cost of goods sold	108,878	90,942	17,936	19.7%
Gross profit	127,462	118,333	9,129	7.7%
Selling, general and administrative	61,292	51,806	9,486	18.3%
Research and development	15,125	9,278	5,847	63.0%
Intellectual property legal development expenses	93	34	59	nm
Restructuring and other charges	471	1,024	(553)	(54.0)%
Other operating expense	—	100	(100)	nm
Operating income	$50,481	$56,091	$(5,610)	(10.0)%
nm - not meaningful
Net Revenue

Specialty net revenue for the six months ended June 30, 2025 increased 12.9% as compared to the prior year period, primarily driven by increases of $20.3 million, $3.9 million and $7.7 million in sales of CREXONT®, RYTARY® and UNITHROID®, respectively, partially offset by a decline in our non-promoted products. In addition, the prior year period included $4.5 million of out-licensing revenue associated with IPX203.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the six months ended June 30, 2025 increased 19.7% as compared to the prior year period, primarily due to increases in amortization related to CREXONT® and sales volume.

Specialty gross profit as a percentage of net revenue decreased to 53.9% for the six months ended June 30, 2025 as compared to 56.5% in the prior year period due to the impact of increased amortization related to CREXONT®.
Selling, General, and Administrative
Specialty SG&A expense for the six months ended June 30, 2025 increased 18.3% as compared to the prior year period, primarily due to launch costs associated with CREXONT® and increases in employee compensation.
Research and Development
Specialty R&D expenses for the six months ended June 30, 2025 increased 63.0% as compared to the prior year period, primarily due to increased in-licensing and upfront milestone payments of $3.0 million and higher project spend.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net revenue	$335,455	$333,074	$2,381	0.7%
Cost of goods sold	273,627	281,197	(7,570)	(2.7)%
Gross profit	61,828	51,877	9,951	19.2%
Selling, general and administrative	30,773	29,549	1,224	4.1%
Operating income	$31,055	$22,328	$8,727	39.1%
Net Revenue
AvKARE net revenue for the six months ended June 30, 2025 increased 0.7% as compared to the prior year period primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the six months ended June 30, 2025 decreased 2.7% as compared to the prior year period primarily due to a reduction of sales in our low margin distribution channel partially offset by higher sales in our government label channel and an increase in the inventory provision.
Gross profit as a percentage of net revenue increased to 18.4% for the six months ended June 30, 2025 from 15.6% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the six months ended June 30, 2025 increased 4.1% as compared to the prior year period, primarily due to increases in employee compensation and shipping costs.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements (as defined and discussed in Note 15. Debt in our 2024 Annual Report on Form 10-K). On April 9, 2025, the Company executed an amendment to the Amended Rondo Revolving Credit Facility that, among other things, (i) increased the aggregate revolving commitment from $70 million to $125 million, (ii) increased the letter of credit commitment from $60 million to $90 million, and (iii) extended the maturity to April 9, 2030. As of June 30, 2025, we had access to $304.7 million of available capacity under the Amended New Revolving Credit Facility and $83.0 million of available capacity under the Amended Rondo Revolving Credit Facility. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of international trade policy, including tariffs, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
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
Settlement in Principle on Nationwide Civil Prescription Opioid Litigation
In late April 2024, we reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed by Attorneys General, political subdivisions and Native American tribes. Refer to Note 16. Commitments and Contingencies and Note 21. Subsequent Events for additional information.
Tax Receivable Agreement
As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2024 Annual Report on Form 10-K), the tax receivable agreement (“TRA”) was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of June 30, 2025, the contingent TRA liability, including the impact of the amendment, was approximately $118.7 million. During the six months ended June 30, 2025, the Company made payments of $3.0 million, associated with the TRA.
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

Tax-Related Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the six months ended June 30, 2025 and 2024, we made cash distributions of $25.0 million and $8.9 million, respectively, to the AvKARE Sellers. During July 2025, we made cash tax distributions of $6.0 million to the AvKARE Sellers.
AvKARE Excess Cash Distribution
On July 31, 2025, we made a $7.0 million cash distribution to the AvKARE Sellers from excess cash on hand.

Refinancing
On August 1, 2025, Amneal issued $600 million aggregate principal amount of 6.875% senior secured notes due 2032 (the “Senior Notes Due 2032”) at par in a private offering. Concurrently with the offering of the Senior Notes Due 2032, Amneal borrowed $2.1 billion aggregate principal amount of new seven-year term loans (the “Term Loans Due 2032”) under a new term loan facility, and used the net proceeds of the Term Loans Due 2032 and the Senior Notes Due 2032 to refinance its existing Term Loan Due 2028 in full, repay outstanding amounts borrowed under its Amended New Revolving Credit Facility and to pay related fees, premiums and expenses.
Interest is payable on the Term Loans Due 2032 at a rate equal to the term SOFR benchmark rate or the base rate, plus an applicable margin, in each case, subject to a term SOFR benchmark rate floor of 0.50% or a base rate floor of 1.00%, as applicable. The applicable margin for the Term Loans Due 2032 is 3.50% per annum for term SOFR benchmark rate loans and 2.50% per annum for base rate loans.

In addition, Amneal entered into a second amendment to the Amended New Revolving Credit Facility which extends the maturity to August 1, 2030.
Cash Balances
As of June 30, 2025, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$91,227	$35,247	$55,980	158.8%
Investing activities	(44,345)	(26,225)	(18,120)	69.1%
Financing activities	(80,853)	(58,241)	(22,612)	38.8%
Effect of exchange rate changes on cash	(777)	(266)	(511)	192.1%
Net decrease in cash, cash equivalents, and restricted cash	$(34,748)	$(49,485)	$14,737	(29.8)%
Cash Flows from Operating Activities
Net cash provided by operating activities was $91.2 million for the six months ended June 30, 2025 as compared to $35.2 million in the prior year period. The period-over-period increase was primarily driven by the payment of $52.4 million associated with the Opana ER® antitrust litigation settlement during the six months ended June 30, 2024. Excluding the Opana ER® antitrust litigation settlement payment, net cash provided by operating activities were relatively flat period-over-period.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $44.3 million as compared to $26.2 million in the prior year period. The period-over-period increase in net cash used in investing activities was primarily due to an increase in higher capital expenditures, partially offset by a decrease in acquired intangible assets primarily driven by the payment of a sales-based milestone related to a licensing and supply agreement in the prior year period.
Cash Flows from Financing Activities

Net cash used in financing activities was $80.9 million for the six months ended June 30, 2025 as compared to $58.2 million in the prior year period. The period-over-period increase in net cash used in financing activities was primarily due to increases in employee payroll tax withholding on restricted stock unit and performance stock unit vesting and tax and other distributions to non-controlling interests, partially offset by payments on the Sellers Notes in the prior year period.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K. As of June 30, 2025, there have been no material changes to the disclosure presented in our 2024 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1	Modification No. 2 to Employment Agreement, dated July 29, 2020, by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated April 1, 2025.* †

10.2	Modification No. 3 to Employment Agreement, dated February 6, 2018, by and among Amneal Pharmaceuticals, Inc. and Andrew Boyer, dated April 1, 2025.* †

10.3	Modification No. 3 to Employment Agreement, dated March 11, 2020, by and among Amneal Pharmaceuticals, Inc. and Anastasios (Tasos) G. Konidaris, dated April 1, 2025.* †

10.4	Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description amended and restated effective May 1, 2025.* †

10.5
Amended and Restated Revolving Credit and Term Loan Agreement, dated April 9, 2025, by and among Rondo Intermediate Holdings and LLC and Rondo Holdings, LLC, several banks and other financial institutions and lenders from time to time party hereto and Trust Bank, in its capacity as administrative agent for the Lenders and the Issuing bank.*

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

Date: August 7, 2025	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)