Form 10-Q
period 2025-09-30
Amneal Pharmaceuticals, Inc.
filed 2025-11-06
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2025, there were 314,362,920 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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
•a U.S. government shutdown could adversely impact our regulatory, operational and financial performance;
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

•the impact of global economic, political or other catastrophic events;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$784,513	$702,468	$2,204,441	$2,063,439
Cost of goods sold	510,539	432,910	1,388,323	1,305,874
Gross profit	273,974	269,558	816,118	757,565
Selling, general and administrative	137,815	118,692	380,369	347,749
Research and development	63,352	61,097	151,356	136,449
Intellectual property legal development expenses	2,437	1,967	6,221	3,993
Restructuring and other charges	143	172	1,738	1,862
(Credit) charges related to legal matters, net	—	(149)	(390)	94,909
Other operating income	(117)	(1,030)	(5,239)	(930)
Operating income	70,344	88,809	282,063	173,533
Other (expense) income:
Interest expense, net	(62,814)	(65,511)	(184,854)	(196,933)
Foreign exchange (loss) gain, net	(3,431)	2,274	9,072	815
Decrease (increase) in tax receivable agreement liability	20,808	(11,327)	5,701	(26,719)
Loss on refinancing	(31,365)	—	(31,365)	—
Other income, net	1,235	1,178	3,357	9,610
Total other expense, net	(75,567)	(73,386)	(198,089)	(213,227)
Income (loss) before income taxes	(5,223)	15,423	83,974	(39,694)
(Benefit from) provision for income taxes	(23,355)	3,666	5,614	13,440
Net income (loss)	18,132	11,757	78,360	(53,134)
Less: Net income attributable to non-controlling interests	(15,763)	(11,913)	(41,379)	(32,671)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$2,369	$(156)	$36,981	$(85,805)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.01	$ (—)	$0.12	$(0.28)
Diluted	$0.01	$ (—)	$0.11	$(0.28)
Weighted-average common shares outstanding:
Basic	314,168	309,647	312,998	308,685
Diluted	324,754	309,647	323,704	308,685

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$18,132	$11,757	$78,360	$(53,134)
Less: Net income attributable to non-controlling interests	(15,763)	(11,913)	(41,379)	(32,671)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	2,369	(156)	36,981	(85,805)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(9,088)	(2,236)	(15,648)	(2,665)
Unrealized loss on cash flow hedge, net of tax of $0	(3,526)	(34,523)	(23,011)	(19,150)
Reclassification of cash flow hedge to earnings, net of tax of $0	4,162	(6,587)	(1,714)	(19,618)
Other comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	(8,452)	(43,346)	(40,373)	(41,433)
Comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	$(6,083)	$(43,502)	$(3,392)	$(127,238)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$201,249	$110,552
Restricted cash	34,727	7,868
Trade accounts receivable, net	885,199	775,731
Inventories	614,500	612,454
Prepaid expenses and other current assets	101,511	80,717
Related party receivables	1,292	484
Total current assets	1,838,478	1,587,806
Property, plant and equipment, net	434,991	424,908
Goodwill	595,945	597,436
Intangible assets, net	587,938	732,377
Operating lease right-of-use assets	31,769	31,388
Operating lease right-of-use assets - related party	16,875	10,964
Financing lease right-of-use assets	54,420	56,433
Other assets	39,458	60,133
Total assets	$3,599,874	$3,501,445
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$731,825	$735,450
Current portion of liabilities for legal matters	40,598	31,755
Revolving credit facility	—	100,000
Current portion of long-term debt, net	7,202	224,213
Current portion of operating lease liabilities	7,985	9,435
Current portion of operating lease liabilities - related party	2,826	3,396
Current portion of financing lease liabilities	3,458	3,211
Related party payables - short term	68,212	22,311
Total current liabilities	862,106	1,129,771
Long-term debt, net	2,566,500	2,161,790
Operating lease liabilities	26,405	24,814
Operating lease liabilities - related party	15,676	9,391
Financing lease liabilities	55,672	56,889
Related party payables - long term	8,587	50,900
Liabilities for legal matters - long term	74,477	85,479
Other long-term liabilities	32,626	26,949
Total long-term liabilities	2,779,943	2,416,212
Commitments and contingencies (Notes 3, 16 and 18)
Redeemable non-controlling interests	67,780	64,974
Stockholders’ Deficiency
Preferred stock, $0.01 par value, 2,000 shares authorized at both September 30, 2025 and December 31, 2024; none issued at both September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2025 and December 31, 2024; 314,311 and 309,881 shares issued at September 30, 2025 and December 31, 2024, respectively	3,143	3,099
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2025 and December 31, 2024; none issued at both September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	563,363	560,206
Stockholders' accumulated deficit	(570,081)	(607,062)
Accumulated other comprehensive loss	(105,883)	(65,510)
Total Amneal Pharmaceuticals, Inc. stockholders’ deficiency	(109,458)	(109,267)
Non-controlling interests	(497)	(245)
Total stockholders' deficiency	(109,955)	(109,512)
Total liabilities and stockholders’ deficiency	$3,599,874	$3,501,445
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$78,360	$(53,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	174,345	170,061
Unrealized foreign currency gain	(8,606)	(754)
Amortization of debt issuance costs and discount	18,716	22,280
Reclassification of cash flow hedge	(1,713)	(19,618)
Loss on refinancing	31,365	—
Intangible asset impairment charges	22,784	920
Stock-based compensation	23,751	20,558
Inventory provision	59,326	63,611
Other operating charges and credits, net	3,575	(980)
Changes in assets and liabilities:
Trade accounts receivable, net	(110,228)	(134,031)
Inventories	(66,846)	(78,545)
Prepaid expenses, other current assets and other assets	(20,173)	(2,082)
Related party receivables	(830)	(483)
Accounts payable, accrued expenses and other liabilities	2,744	168,879
Related party payables	3,107	20,339
Net cash provided by operating activities	209,677	177,021
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,290)	(36,769)
Acquisition of intangible assets	(12,514)	(14,050)
Deposits for future acquisition of property, plant and equipment	(7,384)	(1,107)
Proceeds from sale of property, plant and equipment	1,379	—
Proceeds from sale of subsidiary	—	4,989
Net cash used in investing activities	(66,809)	(46,937)
Cash flows from financing activities:
Proceeds from issuance of debt	2,694,750	—
Payments of principal on debt, revolving credit facilities, financing leases and other	(2,805,384)	(133,383)
Payments of deferred financing and refinancing costs	(74,973)	—
Borrowings on revolving credit facilities	218,000	48,000
Proceeds from exercise of stock options	1,407	1,003
Employee payroll tax withholding on restricted stock unit and performance stock unit vesting	(21,957)	(7,565)
Tax and other distributions to non-controlling interests	(38,825)	(14,442)
Payment of principal on notes payable - related party	—	(44,200)
Proceeds from alliance party	5,572	—
Net cash used in financing activities	(21,410)	(150,587)
Effect of foreign exchange rate on cash	(1,471)	(259)
Net increase (decrease) in cash, cash equivalents, and restricted cash	119,987	(20,762)
Cash, cash equivalents, and restricted cash - beginning of period	118,420	99,107
Cash, cash equivalents, and restricted cash - end of period	$238,407	$78,345
Cash and cash equivalents - end of period	$201,249	$74,006
Restricted cash - end of period	34,727	4,339
Long-term restricted cash included in other assets - end of period	2,431	—
Cash, cash equivalents, and restricted cash - end of period	$238,407	$78,345

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$156,447	$202,914
Cash paid, net for income taxes	$17,576	$9,056

Supplemental disclosure of non-cash investing and financing activity:
Payable for acquisition of intangible assets	$411	$2,000
Note receivable for sale of subsidiary - related party	$—	$7,177
Loan for land purchase - related party	$482	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at June 30, 2025	314,043	$3,140	$554,623	$(572,450)	$(97,431)	$(415)	$(112,533)	$65,802
Net income (loss)	—	—	—	2,369	—	(82)	2,287	15,845
Foreign currency translation adjustments	—	—	—	—	(9,088)	—	(9,088)	—
Stock-based compensation	—	—	8,219	—	—	—	8,219	—
Exercise of stock options	238	3	650	—	—	—	653	—
Restricted stock unit and performance stock unit vesting, net of shares withheld to cover payroll taxes	30	—	(129)	—	—	—	(129)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(3,526)	—	(3,526)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(13,867)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	4,162	—	4,162	—
Balance at September 30, 2025	314,311	$3,143	$563,363	$(570,081)	$(105,883)	$(497)	$(109,955)	$67,780

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	36,981	—	(252)	36,729	41,631
Foreign currency translation adjustments	—	—	—	—	(15,648)	—	(15,648)	—
Stock-based compensation	—	—	23,751	—	—	—	23,751	—
Exercise of stock options	512	5	1,402	—	—	—	1,407	—
Restricted stock unit and performance stock unit vesting, net of shares withheld to cover payroll taxes	3,918	39	(21,996)	—	—	—	(21,957)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(23,011)	—	(23,011)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(38,825)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(1,714)	—	(1,714)	—
Balance at September 30, 2025	314,311	$3,143	$563,363	$(570,081)	$(105,883)	$(497)	$(109,955)	$67,780

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
Reclassification
The prior period balances of $1.0 million and $0.9 million, formerly included in the caption “change in fair value of contingent consideration” for the three and nine months ended September 30, 2024, respectively, have been reclassified to the caption “other operating income” in the consolidated statements of operations to conform to the current period presentation. This reclassification did not impact operating income or net loss.
Restricted Cash
As of September 30, 2025, the Company had a total restricted cash balance of $34.7 million in its bank accounts, of which $24.2 million was associated with a short-term liability for a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes (refer to Note 16. Commitments and Contingencies for additional information). The remainder of the restricted cash balance as of September 30, 2025 primarily related to the purchase of certain land and equipment in India. As of December 31, 2024, the Company had a total restricted cash balance of $7.9 million in its bank accounts primarily related to the purchase of certain land and equipment in India.

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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), which amends the accounting guidance to exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
2. Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
License Agreements
Refer to Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K for further information related to revenue recognition associated with license agreements.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers that individually accounted for 10% or more of its total net revenue in any of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	23%	24%	24%	22%
Customer B	14%	14%	15%	15%
Customer C	22%	24%	21%	23%
Customer D	10%	11%	9%	10%
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
The Company’s significant dosage forms for its Affordable Medicines segment, therapeutic classes for its Specialty segment and sales channels for its AvKARE segment, as determined based on net revenue for the three and nine months ended September 30, 2025 and 2024, are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Affordable Medicines
Oral solid	$180,460	$161,215	$537,675	$506,484
Auto-Injector	78,940	70,690	193,694	171,589
Transdermal	47,599	43,891	131,372	134,113
Injectable	54,368	43,169	123,802	117,472
Biosimilar	17,009	30,678	70,797	86,870
Oral liquid	16,415	22,543	57,842	78,568
Other dosage forms (1)	59,662	50,652	184,269	143,213
Subtotal dosage forms	454,453	422,838	1,299,451	1,238,309
International	6,288	4,507	9,423	7,658
Total Affordable Medicines Revenue	460,741	427,345	1,308,874	1,245,967
Specialty
Central nervous system	77,631	73,401	228,666	203,583
Hormonal / allergy	37,685	32,283	107,302	93,433
Other therapeutic classes	9,924	7,906	25,112	21,370
Subtotal therapeutic classes	125,240	113,590	361,080	318,386
License agreement (2)	—	2,048	500	6,527
Total Specialty net revenue	125,240	115,638	361,580	324,913
AvKARE
Distribution	96,216	101,605	300,774	327,453
Government label	87,755	41,936	183,313	113,098
Institutional	5,853	9,394	26,994	32,020
Other	8,708	6,550	22,906	19,988
Total AvKARE net revenue	198,532	159,485	533,987	492,559
Total net revenue	$784,513	$702,468	$2,204,441	$2,063,439
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
(2)Refer to Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K for information about revenue recognized under license agreements for the three and nine months ended September 30, 2024.
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2025 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2024	$498,537	$25,968	$160,490	$135,488
Provision related to sales recorded in the period	2,997,271	101,106	66,146	197,417
Credits/payments issued during the period	(2,971,261)	(96,116)	(59,468)	(215,925)
Balance at September 30, 2025	$524,547	$30,958	$167,168	$116,980
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
Except as disclosed below, as of and for the three and nine months ended September 30, 2025, there were no material changes to our alliance and collaboration agreements as described and defined in Note 5. Alliance and Collaboration in our 2024 Annual Report on Form 10-K.
The following table summarizes the activity in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Party	Caption in Statement of Operations	2025	2024	2025	2024
Orion Corporation	Research and development (1)	$(1,285)	$(506)	$(3,808)	$(1,800)
Zambon Biotech S.A.	Net revenue (2)	$—	$1,048	$—	$4,527
Knight Therapeutics International S.A.	Net revenue (3)	$—	$1,000	$—	$2,000
mAbxience S.L.	Research and development (4)	$—	$3,500	$—	$6,500
Metsera, Inc.	Net revenue (5)	$245	$—	$2,218	$—
(1)Services performed for Orion Corporation on a cost basis are recorded as a reduction to R&D expense.
(2)Delivery of a functional license (out-licensing revenue).
(3)Non-refundable license fee.
(4)Clinical milestone payment.
(5)Development activities performed on behalf of Metsera, Inc. on a cost plus margin basis are recorded as net revenue.
The following table summarizes the balances in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of September 30, 2025 and December 31, 2024 (in thousands):

Party	Caption in Balance Sheet	September 30, 2025	December 31, 2024
Orion Corporation	Accounts payable and accrued expenses (1)	$4,754	$5,008
Orion Corporation	Other long-term liabilities (1)	$1,031	$3,453
Zambon Biotech S.A.	Other long-term liabilities (1)	$2,530	$2,530
Metsera, Inc.	Prepaid expenses and other current assets (2)	$318	$335
Metsera, Inc.	Other long-term liabilities (3)	$8,208	$—
(1)Comprised of deferred income as of September 30, 2025 and December 31, 2024.
(2)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2024.
(3)Comprised of construction costs contributed, as defined in the Company’s collaboration agreement with Metsera, Inc. The Company concluded the funding received from Metsera shall be allocated between two performance obligations: (i.) a financing obligation in accordance with ASC 470, Debt and (ii.) a contract obligation for future manufacturing services. For the nine months ended September 30, 2025, the Company recorded $5.6 million as a cash inflow from financing activities for the financing obligation and $2.6 million as a cash inflow from operating activities for the contract obligation.

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

The Company concluded the agreement contains a financing lease pursuant to Accounting Standards Codification Topic 842, Leases. The lease will commence on the date the equipment is available for Amneal’s use. During the lease term, the Company shall pay ApiJect a low-digit royalty for any of Amneal’s commercial products that are manufactured utilizing the equipment, which will be accounted for as variable lease payments. At the conclusion of the ApiJect Agreement, the Company has the right to purchase the equipment from ApiJect for a nominal amount. Amneal and ApiJect will also collaborate on the development of additional injectable product programs utilizing ApiJect’s BFS platform. The Company is entitled to receive consideration from ApiJect for development work performed under these programs.

The ApiJect Agreement did not have a material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2025.

4. Income Taxes
(Benefit from) Provision for Income Taxes
Set forth in the following table is the Company’s provision for income taxes (in thousands) and effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Benefit from) provision for income taxes	$(23,355)	$3,666	$5,614	$13,440
Effective tax rate	447.2%	23.8%	6.7%	(33.9)%
For the three and nine months ended September 30, 2025, the period-over-period change in the provision for income taxes was primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period, the impact of the One Big Beautiful Bill Act (the “OBBBA”) and discrete items related to share-based compensation in the current period.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the OBBBA, which includes a broad range of tax reform provisions affecting businesses, including, but not limited to, extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act and eliminating the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. These provisions resulted in a reduction of the Company’s current income tax liabilities of $23.5 million during each of the three and nine months ended September 30, 2025.
Tax Receivable Agreement
The following table summarizes the Company’s tax receivable agreement (“TRA”) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Decrease) increase in tax receivable agreement liability	$(20,808)	$11,327	$(5,701)	$26,719

	September 30, 2025	December 31, 2024
Tax receivable agreement liability - short term (1)	$37,093	$2,985
Tax receivable agreement liability - long term (1)	8,105	50,900
Total	$45,198	$53,885
(1) Refer to Note 18. Related Party Transactions.
The decrease in the tax receivable agreement liability for the three and nine months ended September 30, 2025 is a result of income tax planning, the effects of the OBBBA, and the refinancing of the Company’s debt in the third quarter of 2025 (refer to Note 12. Debt for additional information).
Refer to Note 6. Income Taxes in the Company’s 2024 Annual Report on Form 10-K for information about the Company’s TRA. During the nine months ended September 30, 2025, the Company made payments of $3.0 million, associated with the TRA.
Contingent Tax Receivable Agreement Liability
The Company had an unrecorded contingent TRA liability of $141.4 million as of September 30, 2025. If utilization of the Company’s deferred tax assets becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability will be recorded through charges in the Company’s consolidated statements of operations.
5. Earnings (Loss) per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$2,369	$(156)	$36,981	$(85,805)
Denominator:
Weighted-average shares outstanding - basic	314,168	309,647	312,998	308,685
Effect of dilutive securities:
Stock options	882	—	981	—
Restricted stock units	4,129	—	4,303	—
Performance stock units	5,575	—	5,422	—
Weighted-average shares outstanding - diluted	324,754	309,647	323,704	308,685
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.01	$ (—)	$0.12	$(0.28)
Diluted	$0.01	$ (—)	$0.11	$(0.28)
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock (in thousands):

	Three and Nine Months Ended September 30,
	2025		2024
Stock options	347	(1)	2,054	(3)
Restricted stock units	—		10,059	(3)
Performance stock units	1,960	(2)	7,609	(3)
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
6. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Gross accounts receivable	$1,444,631	$1,303,788
Allowance for credit losses	(3,927)	(3,552)
Contract charge-backs and sales volume allowances	(524,547)	(498,537)
Cash discount allowances	(30,958)	(25,968)
Subtotal	(559,432)	(528,057)
Trade accounts receivable, net	$885,199	$775,731

Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	September 30, 2025	December 31, 2024
Customer A	35%	37%
Customer B	23%	21%
Customer C	28%	29%
7. Inventories
Inventories were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$219,741	$207,697
Work in process	53,472	52,835
Finished goods	341,287	351,922
Total inventories	$614,500	$612,454
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Deposits and advances	$2,226	$1,868
Prepaid insurance	10,488	8,264
Prepaid regulatory fees	6,437	6,958
Income and other tax receivables	15,777	16,829
Prepaid taxes	18,194	7,516
Other current receivables	14,841	9,142
Chargebacks receivable	7,028	6,378
Other prepaid assets	26,520	23,762
Total prepaid expenses and other current assets	$101,511	$80,717
9. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2023	$162,852	$366,312	$69,465	$598,629
Currency translation	(1,193)	—	—	(1,193)
Balance as of December 31, 2024	161,659	366,312	69,465	597,436
Currency translation	(1,491)	—	—	(1,491)
Balance as of September 30, 2025	$160,168	$366,312	$69,465	$595,945

Intangible assets as of September 30, 2025 and December 31, 2024 were comprised of the following (in thousands):

	September 30, 2025				December 31, 2024
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.5	$1,517,578	$(954,013)	$563,565	$1,550,469	$(856,914)	$693,555
Other intangible assets	2.0	83,200	(66,927)	16,273	83,200	(58,678)	24,522
Subtotal		1,600,778	(1,020,940)	579,838	1,633,669	(915,592)	718,077
In-process research and development		8,100	—	8,100	14,300	—	14,300
Total intangible assets		$1,608,878	$(1,020,940)	$587,938	$1,647,969	$(915,592)	$732,377
Amortization expense related to intangible assets for the three months ended September 30, 2025 and 2024 was $39.6 million and $43.3 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2025 and 2024 was $130.6 million and $123.3 million, respectively.
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including in-process research and development intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually.
For each of the three and nine months ended September 30, 2025, the Company recorded $22.8 million of intangible asset impairment charges in cost of goods sold. The charges primarily related to a Specialty segment product right for which the Company significantly reduced the cash flow forecast after receipt of a complete response letter dated July 22, 2025 from the U.S. Food and Drug Administration (“FDA”) regarding a supplemental new drug application.
Intangible asset impairments were immaterial for the three and nine months ended September 30, 2024.

10. Other Assets

Other assets were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Interest rate swap (1)	$5,168	$35,921
Security deposits	3,795	3,752
Long-term prepaid expenses	13,115	12,362
Deferred revolving credit facility costs	5,488	2,820
Long-term restricted cash	2,431	—
Other long term assets	9,461	5,278
Total other assets	$39,458	$60,133

(1)Refer to Note 14. Fair Value Measurements and Note 15. Financial Instruments for information about the Company’s interest rate swap.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$266,358	$258,691
Accrued returns allowance (1)	167,168	160,490
Accrued compensation	63,899	72,959
Accrued Medicaid and commercial rebates (1)	116,980	135,488
Accrued royalties	27,493	23,687
Commercial chargebacks and rebates	10,226	10,226
Accrued professional fees	19,424	17,339
Accrued other	60,277	56,570
Total accounts payable and accrued expenses	$731,825	$735,450
(1)Refer to Note 2. Revenue Recognition for a rollforward of the balance from December 31, 2024 to September 30, 2025.
12. Debt
Changes in the Company’s long-term debt since December 31, 2024 are disclosed below. Refer to Note 15. Debt in the Company’s 2024 Annual Report on Form 10-K for additional information and definitions of certain terms used in this note.
The following is a summary of the Company’s indebtedness under its term loans and senior notes (in thousands):

	September 30, 2025	December 31, 2024
Term Loan Due 2032	$2,100,000	$—
Senior Notes Due 2032	600,000	—
Term Loan Due 2025	—	191,979
Term Loan Due 2028	—	2,292,856
Total debt	2,700,000	2,484,835
Less: debt issuance costs	(126,298)	(98,832)
Total debt, net of debt issuance costs	2,573,702	2,386,003
Less: current portion of long-term debt	(7,202)	(224,213)
Total long-term debt, net	$2,566,500	$2,161,790
Term Loan Due 2025
In January 2025, the Company paid the entire remaining principal balance of $192.0 million then outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the Amended New Revolving Credit Facility and cash on hand.
Refinancing
On August 1, 2025, the Company borrowed $2.1 billion under new seven-year term loans (the “Term Loan Due 2032”) pursuant to an amendment to the Term Loan Credit Agreement (the “Amended Term Loan Agreement”) and completed a private offering of $600 million aggregate principal amount of 6.875% senior secured notes due 2032 at par (the “Senior Notes Due 2032”). The Company also entered into an amendment to the New Revolving Credit Facility (the “Amended New Revolving Credit Facility”). The Company used the net proceeds of the Term Loan Due 2032 and the Senior Notes due 2032 to refinance the Term Loan Due 2028 in full, to repay outstanding amounts borrowed under the New Revolving Credit Facility in full, and to pay related fees, premiums and expenses. Additionally, the amendment to the Term Loan Credit Agreement modified the Term Loan Credit Agreement, to provide additional flexibility to the Company and its restricted subsidiaries, including without limitation, with respect to representations and warranties, affirmative and negative covenants and incremental and equivalent term loan facilities.

Amended Term Loan Agreement
The Term Loan Due 2032 has a maturity date of August 1, 2032. Quarterly principal payments are due in an amount equal to 1.00% per annum of the original principal amount thereof, commencing on the last business day of the fiscal quarter ending December 31, 2025, with the remaining balance due on August 1, 2032. From the date of the refinancing to September 30, 2025, no principal payments were due or paid under the Term Loan Due 2032. Interest is payable on the Term Loan Due 2032 at a rate equal to the term secured overnight financing rate (“SOFR”) benchmark rate or the base rate, plus an applicable margin, in each case, subject to a term SOFR benchmark rate floor of 0.50% or a base rate floor of 1.00%, as applicable. The applicable margin for the Term Loan Due 2032 is 3.50% per annum for term SOFR benchmark rate loans and 2.50% per annum for base rate loans.
The Term Loan Agreement involved multiple lenders that were considered members of a loan syndicate. In determining whether the refinancing of the Term Loan Due 2028 was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial, on a lender-by-lender basis, in accordance with the guidance in ASC 470, Debt. As a result of this analysis, the Company legally has separate loans from each lender in the syndicate of the Term Loan Due 2032, and each lender has a contractual right to payments from the Company. The Company concluded that, on a lender-by-lender basis, debt held by 99% of the lenders included in the refinancing was considered modified, with the remaining debt held by lenders considered to be extinguished. In accordance with ASC 470, the Company capitalized costs of $49.4 million associated with the Term Loan Due 2032, primarily comprised of lender fees, which were combined with $73.4 million of unamortized debt issuance costs associated with the Term Loan Due 2028. The resulting debt discount balance of $122.8 million will be amortized to interest expense over the life of the Term Loan Due 2032 using the effective interest method. In connection with the refinancing, the Company recognized a loss of $31.4 million for the three and nine months ended September 30, 2025, which was primarily comprised of debt issuance costs associated with the portion of the Term Loan Due 2028 that was modified.
Amended New Revolving Credit Facility
The Amended New Revolving Credit Facility extends the maturity of the New Revolving Credit Facility to August 1, 2030 and contains modifications to certain provisions of the New Revolving Credit Agreement including, without limitation, the representations and warranties and affirmative and negative covenants thereunder, to incorporate most of the modifications that were made to the corresponding provisions in the Term Loan Credit Agreement under the Amended Term Loan Agreement. The aggregate revolving commitments of the lenders under the Amended New Revolving Credit Facility continue to be $600.0 million.

In connection with this amendment, the Company incurred costs of $2.0 million, which were capitalized and combined with the existing $2.0 million of unamortized deferred financing costs associated with the New Revolving Credit Facility at the time of the refinancing. These costs will be amortized over the life of the New Amended Revolving Credit Facility.

Senior Notes

The Senior Notes Due 2032 were issued at par pursuant to an indenture dated August 1, 2025. The Senior Notes Due 2032 mature on August 1, 2032 (no principal is due until maturity) and bear interest at a rate of 6.875% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2026.

In accordance with ASC 470, Debt, the Company capitalized costs of $6.0 million associated with the issuance of the Senior Secured Notes Due 2032, primarily comprised of lender fees. Capitalized costs will be amortized to interest expense over the life of the Senior Secured Notes Due 2032 using the effective interest method.

The Senior Notes Due 2032 and related guarantees represent senior secured obligations of the Company and the guarantors, respectively, ranking pari passu with existing and future senior indebtedness and senior to any future subordinated debt. The Senior Notes Due 2032 and the related guarantees are secured (x) on a first-priority basis by liens on fixed asset collateral, which consists of substantially all of the assets (other than ABL priority collateral) that secure the Company’s and the guarantors’ obligations under the Term Loan due 2032 on a pari passu basis, and (y) on a second-priority basis by liens on the collateral that secures the obligations under the New Revolving Credit Facility on a first-priority basis, which generally includes the Company’s and the guarantors’ cash, inventory and accounts receivable and related assets.

The indenture governing the Senior Notes Due 2032 includes customary high-yield covenants that restrict the Company’s ability to incur additional indebtedness, pay dividends or make other restricted payments, create liens, engage in affiliate transactions, merge or consolidate, dispose of substantial assets, and imposes limitations on the ability of restricted subsidiaries to make payments to the Company.

Rondo Revolving Credit Facility

On April 9, 2025, the Company amended and restated the Rondo Revolving Credit Facility (“Amended Rondo Revolving Credit Facility”) to, among other things, (i) increase the aggregate revolving commitment from $70 million to $125 million, (ii) increase the letter of credit commitment from $60 million to $90 million, and (iii) extend the maturity to April 9, 2030. The Amended Rondo Credit Facility bears a variable annual interest rate of adjusted term SOFR or the base rate, plus the applicable margin, in each case, subject to a floor of 0.0%. The applicable margin is between 1.75% and 3.00% (in the case of adjusted term SOFR loans) and 0.75% and 2.00% (in the case of base rate loans), and may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in the Amended Rondo Revolving Credit Facility.

In addition, a commitment fee based on the average daily unused amount of the Amended Rondo Revolving Credit Facility is assessed at a rate based on total net leverage ratio, between 0.20% and 0.35% per annum.

In connection with this amendment, the Company incurred costs of $1.7 million associated with the Amended Rondo Revolving Credit Facility, which were capitalized and will be amortized over the life of the Amended Rondo Revolving Credit Facility.

13. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Uncertain tax positions	$216	$1,252
Long-term compensation	18,353	17,125
Other long-term liabilities	14,057	8,572
Total other long-term liabilities	$32,626	$26,949
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurement Based on
September 30, 2025	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$5,168	$—	$5,168	$—

December 31, 2024
Assets
Interest rate swap (1)	$35,921	$—	$35,921	$—
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
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2025.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	September 30, 2025	December 31, 2024
Term Loan Due 2032	$2,107,875	$—
Senior Notes Due 2032	$621,750	$—
Term Loan Due 2025	$—	$192,579
Term Loan Due 2028	$—	$2,364,508
The Term Loan Due 2032, Senior Notes Due 2032, Term Loan Due 2025, and Term Loan Due 2028 are each in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation.
Refer to Note 12. Debt in this Quarterly Report on Form 10-Q and Note 15. Debt in the Company’s 2024 Annual Report on Form 10-K for detailed information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no fair value measurements during the nine months ended September 30, 2025 and 2024.
15. Financial Instruments
On August 28, 2025, the Company completed a transaction whereby it (i) terminated the November 2023 Swap (as defined in Note 19. Financial Instruments in our 2024 Annual Report on Form 10-K); (ii) received cash settlement of $7.7 million from the counterparty to the November 2023 Swap, which represented approximately 50% of the fair value of the November 2023 Swap as of August 28, 2025, and (iii) entered into a new interest rate lock agreement with the same counterparty by blending and extending the remaining asset position, or $7.7 million, of the November 2023 Swap into the new agreement (the “August 2025 Swap”).

The August 2025 Swap has a notional value of $650.0 million associated with the Term Loan Due 2032. Under the terms of the August 2025 Swap, the Company will make payments based on a fixed interest rate of 3.1636% in exchange for receiving payments from the counterparty based on a variable interest rate of one-month SOFR, subject to a 0.50% floor. The August 2025 Swap has a termination date of May 6, 2030.

The August 2025 Swap qualifies for hedge accounting. Changes in fair value will be recognized in other comprehensive loss and reclassified to interest expense, net, in the period in which the hedged transaction affect earnings. During the three and nine months ended September 30, 2025, the Company reclassified a net loss (increase in interest expense) of $4.2 million and a net income (decrease in interest expense) of $1.7 million, respectively, from accumulated other comprehensive loss. As of September 30, 2025, $18.4 million in net losses were recorded in accumulated other comprehensive loss associated with the impact of all interest rates swaps, with $11.7 million, net, expected to be reclassified within 12 months. Refer to Note 17. Stockholders’ Deficiency in this Quarterly Report on Form 10-Q and Note 19. Financial Instruments in our 2024 Annual Report on Form 10-K for defined terms and additional information.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2025		December 31, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$5,168	Other Assets	$35,921
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
For the nine months ended September 30, 2024, charges related to legal matters, net of $94.9 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). (Credit) charges related to legal matters, net, for all other periods presented were immaterial.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	September 30, 2025	December 31, 2024
Civil prescription opioid litigation	$39,613	$29,671
Other	985	2,084
Current portion of liabilities for legal matters	$40,598	$31,755

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$74,477	$85,479
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
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, various purchasers of generic drugs filed multiple putative antitrust class action complaints against a substantial number of generic pharmaceutical manufacturers, including the Company, alleging an illegal conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers. They seek unspecified monetary damages and equitable relief, including disgorgement and restitution. Most of these lawsuits were consolidated in the United States District Court for the Eastern District of Pennsylvania (See In re Generic Pharmaceuticals Pricing Antitrust Litigation, No. 2724 (E.D. Pa.)). Some purchasers have brought similar lawsuits in state courts in Pennsylvania, Connecticut, and New York.
In 2019 and 2020, Attorneys General of 43 States and the Commonwealth of Puerto Rico named the Company in two complaints alleging a similar conspiracy and seeking similar damages. These cases are pending in the District of Connecticut. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS.
In these matters, the Company has filed various motions to dismiss, some of which remain pending. Fact discovery is underway in MDL No. 2724 and in one of the State Attorneys General cases naming the Company as a defendant, Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al.. In the other, Connecticut, et al. v. Sandoz, Inc. et al., defendants’ joint motions for summary judgment were fully briefed on April 7, 2025. The Court denied one of those motions, related to claim-splitting, on August 13, 2025, and denied in substantial part another of those motions, related to the timeliness of Plaintiffs’ claims, on October 31, 2025. two other joint motions for summary judgment, related to Plaintiffs’ overarching conspiracy and state law claims, remain pending. In Connecticut, et al. v. Sandoz, Inc. et al., defendant-specific motions for summary judgment, including a motion filed by the Company, were served on July 9, 2025. Responses to those defendant-specific motions were served on October 7, 2025, and replies are due November 21, 2025.
Trials for the first multi-district litigation (“MDL”) cases chosen for bellwether treatment, none of which name the Company as a defendant, have been stayed pending the Third Circuit’s review of the MDL court’s class certification decision. The MDL court selected the Humana I case – which names Impax Laboratories, LLC (“Impax”) as a defendant – as a subsequent bellwether. See Humana Inc. v. Actavis Elizabeth, LLC et al., No. 2:18-cv-03299-CMR. Summary judgment motions in Humana I are due on March 6, 2026, and replies are due on April 20, 2026. Trial is scheduled to begin on September 15, 2026.
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

The settlement in principle is subject to execution of a definitive settlement agreement. The settlement would be payable over ten years. Under the settlement in principle, the Company would agree to pay $92.5 million in cash and provide $180.0 million (valued at $125/twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $45.0 million) in cash during the last four years of the ten years payment term, which could increase the total amount of cash the Company would agree to pay up to $137.5 million. In April 2025, the Company finalized documentation for the nationwide resolution, which is contingent upon reaching sufficient participation from state Attorneys General, political subdivisions, and Native American tribes. In June 2025, the Company confirmed participation from all state Attorneys General and territorial Attorneys General. In September 2025, the Native American tribal participation reached a sufficient percentage to effectuate the tribal settlement. The process for political subdivision and Native American tribe participation is ongoing.
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of September 30, 2025 was $114.1 million, of which $74.5 million was classified as long-term. While this liability has been deemed reasonable by the Company’s management, it could significantly change as the definitive settlement agreement with state Attorneys General and political subdivisions is finalized. As of December 31, 2024, the Company had a liability of $115.2 million related to its prescription opioid litigation, of which $85.5 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company has not recorded a liability as of September 30, 2025 or December 31, 2024, because it concluded that a loss was not probable and estimable.
During July 2025, the Company deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits, which were classified as restricted cash in the Company’s consolidated balance sheet as of September 30, 2025, remain the property of the Company until a definitive settlement agreement is reached and the funds are used to make the first installment payment.
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

Ranitidine Litigation

The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. Plaintiffs’ reply brief was filed November 8, 2024. The briefing also addresses the MDL court’s December 6, 2022 exclusion of plaintiff’s general causation experts. The 11th Circuit heard oral argument on October 2025. The timeline for the 11th Circuit Court of Appeals’ rulings is uncertain.

The Company has also been named in state court cases in four states. The Company has filed motions to dismiss those cases. On August 17, 2023, the judge in the consolidated Illinois state court cases granted a motion to dismiss all such cases in which the Company had been named, holding all claims preempted. The Company has reached an agreement, which is not material, to settle the 95 cases pending against it in California state court. The process for completing the settlement, which the Company does not expect to be material, is in progress. There are no trial dates involving the Company in any of the state court cases.
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

Guaifenesin Litigation

On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.). The complaint purported to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint sought damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. On December 30, 2024, the Company and CVS jointly filed a motion to dismiss. On January 21, 2025, in lieu of filing a response to defendants’ motion to dismiss, plaintiff filed a First Amended complaint. Defendants moved to dismiss the First Amended Complaint on February 20, 2025, and on September 29, 2025, the court granted the motion to dismiss without prejudice, holding that plaintiff’s claims were preempted by the Federal Food, Drug, and Cosmetic Act. On October 3, 2025, plaintiff filed a Second Amended Complaint with additional factual allegations and added counts of breach of express warranty and negligence. Defendants’ motion to dismiss the Second

Amendment Complaint was filed on October 31, 2025, plaintiff’s response is due on December 5, 2025, and defendants’ reply is due on January 9, 2026.

In addition, on June 27, 2025, Amneal was named as a defendant along with CVS in a putative consumer class action lawsuit in the United States District Court for the Northern District of Illinois. See Hatfield v. CVS Health Corporation, No. 1:25-cv-7248 (N.D. Ill.). The complaint in Hatfield made factual allegations similar to those in the Leonard case and purported to plead, individually and on behalf of a class of purchasers in Illinois and states with similar consumer protection laws, counts of violation of the Illinois Consumer Fraud Act and unjust enrichment. On June 30, 2025, plaintiff filed a motion for class certification, and, upon joint stipulation of the parties, the court agreed to hold that motion in abeyance. On July 28, 2025, plaintiff filed an amended complaint to identify the correct defendants and add jurisdictional allegations. On September 26, 2025, defendants moved to dismiss plaintiff’s amended complaint. Plaintiff’s response to the motion to dismiss was filed on October 27, 2025, and defendants’ reply is due on November 17, 2025.

Amneal Pharmaceuticals LLC et al. v. Sandoz Inc.

On November 25, 2024, the Company and Impax received the first of five notice letters from Sandoz Inc. (“Sandoz”) stating that it had filed an ANDA with the FDA seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letters included a Paragraph IV certifications alleging that certain patents covering CREXONT® are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of Sandoz’s generic product.

In response to these notice letters, on January 7, 2025, the Company and Impax filed a first patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, Case No. 3:25-cv-00181-GC-TJB. On April 1, 2025, the Company and Impax filed a First Amended Complaint in response to a second notice letter from Sandoz, adding claims for infringement of additional patents. On April 14, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. This lawsuit is currently in discovery. The filing of this lawsuit triggered a 30-month stay of FDA approval of the Sandoz ANDA from the date of receipt of the notice letter. CREXONT® is also subject to a regulatory exclusivity until August 7, 2027.

On June 20, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-11981-GC-TJB, in response to a third notice letter from Sandoz relating to CREXONT®. On September 4, 2025, the Company and Impax filed a First Amended Complaint in response to a fourth notice letter from Sandoz, adding claims for infringement of additional patents. On October 2, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. No schedule has yet been set in this lawsuit.

Carickhoff v. Amneal Pharmaceuticals, Inc., et al.

On May 7, 2025, the Liquidating Trustee on Behalf of the Vyera Liquidating Trust Established Under the Subchapter V Plan of Reorganization of debtors Vyera Pharmaceuticals, LLC and Phoenixus AG filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company and Impax, seeking to recover approximately $55.4 million in allegedly fraudulent transfers made by the debtors to Impax to purchase the drug Daraprim in 2015. (See Carickhoff v. Amneal Pharmaceuticals, Inc, et al., Adv. Pro. No. 25-50903-JKS (Bankr. D. Del.)). Impax filed a motion to dismiss on September 9, 2025. Plaintiff’s response to the motion to dismiss is due on December 1, 2025, and Impax’s reply is due on January 26, 2026.

17. Stockholders’ (Deficiency) Equity
Refer to Note 21. Stockholders’ (Deficiency) Equity in our 2024 Annual Report on Form 10-K for additional information.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedge, net of tax	Accumulated other comprehensive loss
Balance December 31, 2024	$(71,860)	$6,350	$(65,510)
Other comprehensive loss before reclassification	(15,648)	(23,011)	(38,659)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(1,714)	(1,714)
Balance September 30, 2025	$(87,508)	$(18,375)	$(105,883)

Balance December 31, 2023	$(66,072)	$33,723	$(32,349)
Other comprehensive loss before reclassification	(2,665)	(19,150)	(21,815)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(19,618)	(19,618)
Balance September 30, 2024	$(68,737)	$(5,045)	$(73,782)
18. Related Party Transactions
The Company has various business agreements with certain parties in which there is some common ownership. However, the Company does not directly own or manage any of such related parties. Except as disclosed below, as of and for the three and nine months ended September 30, 2025, there were no material changes to our related party agreements or relationships as described in Note 23. Related Party Transactions and Note 21. Stockholders’ (Deficiency) Equity in our 2024 Annual Report on Form 10-K.

The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2025	2024	2025	2024
Kashiv Biosciences LLC
Development and commercialization agreement - Omaluzimab	Research and development	$22,500	$20,000	$22,500	$20,000
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$3,602	$2,783	$9,218	$6,425
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$3,353	$3,021	$11,148	$11,741
Development and commercialization agreement - Pegfilgrastim Auto Injector - milestone	Research and development	$—	$—	$3,000	$—
Development and commercialization agreement - Carfilzomib	Research and development	$—	$—	$2,000	$—
Parking space lease	Research and development	$—	$25	$25	$75
Development and commercialization agreement - long-acting injectable	Research and development	$—	$—	$—	$500
Sale of subsidiary - interest income on loan receivable	Interest expense, net	$—	$(198)	$—	$(330)
Sale of subsidiary - gain on sale	Other income, net	$—	$—	$—	$(3,760)
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses	$—	$—	$(99)	$(422)
Storage agreement	Research and development	$(71)	$(63)	$(189)	$(189)
Generic development supply agreement - research and development material	Research and development	$(502)	$(633)	$(502)	$(681)

Other Related Parties
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$4,634	$4,689	$15,973	$14,910
Kanan, LLC - operating lease	Inventory and cost of goods sold	$592	$592	$1,776	$1,776
Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$338	$—	$6,046	$—
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$333	$324	$987	$962
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$185	$3,771	$2,512	$9,016
Tracy Properties LLC - operating lease	Selling, general and administrative	$152	$98	$478	$462
Avtar Investments, LLC - consulting services	Research and development	$60	$66	$180	$195
R&S Solutions - equipment purchase	Property, plant and equipment	$47	$—	$207	$—
AvPROP, LLC - operating lease	Selling, general and administrative	$46	$45	$150	$139
Alkermes Plc	Inventory and cost of goods sold	$3	$83	$67	$189
Sellers Notes - interest expense	Interest expense, net	$—	$266	$—	$9,986
Land purchase from family members of the Co-Chief Executive Officers	Property, plant and equipment	$—	$—	$11,289	$—
Members - tax receivable agreement (TRA liability)	(Decrease) increase in tax receivable agreement liability	$(20,808)	$11,327	$(5,701)	$26,719

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	September 30, 2025	December 31, 2024
Kashiv - various agreements	951	447
AzaTech Pharma LLC	223	21
Apace Packaging, LLC - packaging agreement	81	—
Alkermes Plc	37	16
Related party receivables - short term	$1,292	$484

Members - tax receivable agreement	$37,093	$2,985
Kashiv - various agreements	28,336	16,908
Apace Packaging, LLC - packaging agreement	1,390	1,205
Ellodi Pharmaceuticals, L.P.	1,014	—
AzaTech Pharma LLC - supply agreement	337	1,151
Avtar Investments LLC - consulting services	40	60
Alkermes Plc	2	2
Related party payables - short term	$68,212	$22,311

Members - tax receivable agreement	$8,105	$50,900
Land purchase from family members of the Co-Chief Executive Officers	482	—
Related party payables - long term	$8,587	$50,900
Equipment Purchases
The Company purchased $0.2 million of equipment from R&S Solutions LLC during the nine months ended September 30, 2025, which is included in property, plant and equipment in the Company’s consolidated balance sheets. A member of Company management beneficially owns equity securities of R&S Solutions LLC.
Securities Purchase Agreement and License and Collaboration Agreement
On January 3, 2025, the Company entered into a securities purchase agreement and a license and collaboration agreement with Ellodi Pharmaceuticals, L.P. (“Ellodi”) and certain entities affiliated with TPG for which the Company paid $3.0 million for limited liability partnership units of Ellodi and committed to fund certain research and development expenses. Ellodi is a pre-clinical gastroenterology-focused specialty pharmaceutical company. An observer of our Board is a partner in TPG Capital and a board director of Ellodi. During the three and nine ended September 30, 2025, the Company recorded research and development expense of $0.3 million and $6.0 million, respectively, related to these agreements, including a $0.3 million and $3.0 million estimate for funding the research and development commitment, respectively. As of September 30, 2025, the Company has a remaining liability of $1.0 million associated with these agreements.
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
Acquisition of Land from Related Parties
On April 18, 2025, the Company executed an agreement to acquire parcels of land in India from two family members of the Company’s Co-Chief Executive Officers. The Company plans to utilize this land to construct two new greenfield peptide manufacturing facilities. The total purchase price for this acquisition was $11.3 million, of which $10.8 million was paid to the sellers. The remaining payment of $0.5 million will be deferred until three years following the acquisition date as partial security for the sellers’ indemnity obligations.

The Company anticipates using the facilities to manufacture products for the Company, as well as support the Company’s collaboration agreement with Metsera, Inc. For additional information related to the Company’s agreement with Metsera, Inc., refer to Note 3. Alliance and Collaboration in this Quarterly Report on Form 10-Q and Note 5. Alliance and Collaboration in the Company’s 2024 Annual Report on Form 10-K.
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

During the nine months ended September 30, 2025, the Company recorded R&D expense for a $2.0 million payment made upon execution of the license agreement. The agreement provides for potential future milestone payments to Kashiv of up to $23.0 million as follows: (i) up to $18.0 million for U.S. regulatory approval and initial commercial launch milestones and (ii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share up 50% of net profits, after considering manufacturing and allowable costs to deduct as defined in the agreement.
Lease Extension
Refer to Note 20. Leases in this Quarterly Report on Form 10-Q for information on a lease extension with a related party.
Refer to Note 3. Acquisitions and Note 23. Related Party Transactions in the Company’s 2024 Annual Report on Form 10-K for information on the Company’s other agreements with Kashiv.
19. Segment Information
The Company has three reportable segments: Affordable Medicines, Specialty, and AvKARE.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$460,741		$125,240		$198,532	$—	$784,513
Cost of goods sold	280,463		73,808		156,268	—	510,539
Gross profit	180,278		51,432		42,264	—	273,974
Selling, general and administrative	37,173		33,580	A	15,234	51,828	137,815
Research and development	55,124	B	8,228	B	—	—	63,352
Intellectual property legal development expenses	2,378		59		—	—	2,437
Restructuring and other charges	90		—		—	53	143
Other operating income	(117)		—		—	—	(117)
Operating income (loss)	$85,630		$9,565		$27,030	$(51,881)	$70,344

Three Months Ended September 30, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$427,345		$115,638		$159,485	$—	$702,468
Cost of goods sold	249,342		52,342		131,226	—	432,910
Gross profit	178,003		63,296		28,259	—	269,558
Selling, general and administrative	30,951		27,723	A	15,145	44,873	118,692
Research and development	57,099	B	3,998	B	—	—	61,097
Intellectual property legal development expenses	1,786		181		—	—	1,967
Restructuring and other charges	17		—		—	155	172
Credit related to legal matters, net	(149)		—		—	—	(149)
Other operating income	—		(1,030)		—	—	$(1,030)
Operating income (loss)	$88,299		$32,424		$13,114	$(45,028)	$88,809

Nine Months Ended September 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$1,308,874		$361,580		$533,987	$—	$2,204,441
Cost of goods sold	775,742		182,686		429,895	—	1,388,323
Gross profit	533,132		178,894		104,092	—	816,118
Selling, general and administrative	105,114		94,872	A	46,007	134,376	380,369
Research and development	128,003	B	23,353	B	—	—	151,356
Intellectual property legal development expenses	6,069		152		—	—	6,221
Restructuring and other charges	773		471		—	494	1,738
Credit related to legal matters, net	(390)		—		—	—	(390)
Other operating income	(5,239)		—		—	—	(5,239)
Operating income (loss)	$298,802		$60,046		$58,085	$(134,870)	$282,063

Nine Months Ended September 30, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$1,245,967		$324,913		$492,559	$—	$2,063,439
Cost of goods sold	750,167		143,284		412,423	—	1,305,874
Gross profit	495,800		181,629		80,136	—	757,565
Selling, general and administrative	95,663		79,529	A	44,694	127,863	347,749
Research and development	123,173	B	13,276	B	—	—	136,449
Intellectual property legal development expenses	3,778		215		—	—	3,993
Restructuring and other charges	70		1,024		—	768	1,862
Charges related to legal matters, net	94,909		—		—	—	94,909
Other operating income	—		(930)		—	—	(930)
Operating income (loss)	$178,207		$88,515		$35,442	$(128,631)	$173,533
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
A.The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs do not review SG&A for the Affordable Medicines and AvKARE segments. SG&A for the Specialty segment was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee compensation and benefits	$10,972	$8,163	$32,635	$26,055
Product marketing	11,273	12,129	29,168	32,272
Commercial operations and salesforce	9,769	6,467	29,347	17,494
Other (1)	1,566	964	3,722	3,708
Total	$33,580	$27,723	$94,872	$79,529
(1)Other includes professional fees and other expenses not presented to the CODMs.
Research and Development Expenses - Affordable Medicines and Specialty Segments
B.Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	Three Months Ended September 30,
	2025		2024
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$13,905	$1,089	$11,182	$1,940
Materials and supplies	6,230	1,358	8,873	138
Product development and studies (1)	673	2,823	2,179	(34)
Milestones	22,500	—	23,850	—
Facilities costs	1,755	409	1,599	1,596
Regulatory fees	2,317	—	1,550	—
Other (2)	7,744	2,549	7,866	358
Total	$55,124	$8,228	$57,099	$3,998

	Nine Months Ended September 30,
	2025			2024
	Affordable Medicines	Specialty		Affordable Medicines	Specialty
Employee compensation and benefits	$42,139	$3,908		$35,258	$6,074
Materials and supplies	22,865	2,011		24,856	850
Product development and studies (1)	1,360	7,513		3,779	481
Milestones	29,100	3,000		28,475	—
Facilities costs	5,182	1,894		4,984	4,341
Regulatory fees	4,834	—	2,338	2,338	—
Other (2)	22,523	5,027		23,483	1,530
Total	$128,003	$23,353		$123,173	$13,276
(1)For the three and nine months ended September 30, 2025, Affordable Medicines included a $1.3 million and $3.8 million reduction to product development and studies expense, respectively, for services performed under the license agreement with Orion Corporation. Refer to Note 3. Alliance and Collaboration.
(2)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes repairs and maintenance, outside testing, professional fees and other expenses not presented to the CODMs.
20. Leases
Except as disclosed below, as of and for the three and nine months ended September 30, 2025, there were no material changes to our lease agreements as described in Note 17. Leases in our 2024 Annual Report on Form 10-K.
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
The following discussion and analysis for the three and nine months ended September 30, 2025 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.
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

During 2025, President Trump has announced a number of tariff actions, and while there are currently no reciprocal tariffs on pharmaceutical products imported into the U.S., this can change at any moment. In addition, on April 14, 2025, the Department of Commerce Bureau of Industry and Security (“DOCBIS”) announced that it had initiated, as of April 1, 2025, a broad investigation under section 232 of the Trade Expansion Act to determine the effects on national security of imports of pharmaceuticals (i.e. FDF, API, key starting materials, derivatives, and medical countermeasures). There is currently an investigation into whether trade remedies such as tariffs should be imposed and covers both generic and brand products. On September 26, 2025, DOCBIS announced that, as of September 2, 2025, it had initiated a separate section 232 national security investigation of imports of personal protective equipment, medical consumables (including syringes and intravenous bags), and medical equipment (including devices).

Given the global nature of pharmaceutical supply chains, any changes to historically prevailing tariff requirements could impact us and our industry (i.e., increase costs, product availability, and supply chain disruptions). The Company is closely monitoring these tariff and trade developments and will take actions to reduce or minimize any material negative impact.

One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including, but not limited to, extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act and eliminating the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. These provisions resulted in a reduction of the Company’s current income tax liabilities of $23.5 million during each of the three and nine months ended September 30, 2025.
Results of Operations
Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$784,513	$702,468	$82,045	11.7%
Cost of goods sold	510,539	432,910	77,629	17.9%
Gross profit	273,974	269,558	4,416	1.6%
Selling, general and administrative	137,815	118,692	19,123	16.1%
Research and development	63,352	61,097	2,255	3.7%
Intellectual property legal development expenses	2,437	1,967	470	23.9%
Restructuring and other charges	143	172	(29)	(16.9)%
Credit related to legal matters, net	—	(149)	149	nm
Other operating income	(117)	(1,030)	913	(88.6)%
Operating income	70,344	88,809	(18,465)	(20.8)%
Total other expense, net	(75,567)	(73,386)	(2,181)	3.0%
Income before income taxes	(5,223)	15,423	(20,646)	(133.9)%
(Benefit from) provision for income taxes	(23,355)	3,666	(27,021)	nm
Net income	$18,132	$11,757	$6,375	54.2%
nm - not meaningful
Net Revenue

Net revenue for the three months ended September 30, 2025 increased 11.7% from the prior year period, primarily due to:

•Growth in our Affordable Medicines segment net revenue of $33.4 million, primarily due to new products launched in 2025 and 2024, which contributed $24.3 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

•Growth in our Specialty segment net revenue of $9.6 million, primarily driven by increases of $17.1 million and $5.3 million of CREXONT® and UNITHROID®, respectively, partially offset by declines in RYTARY® revenues of $10.0 million and our non-promoted products.

•Growth in our AvKARE segment net revenue of $39.0 million, primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased 17.9% for the three months ended September 30, 2025 as compared to the prior year period. The increase in cost of goods sold was primarily due to increased sales volume from all segments, increased plant and freight costs, and impairment charges related to non-promoted products of $22.8 million, partially offset by manufacturing efficiencies.

Gross profit as a percentage of net revenue decreased to 34.9% for the three months ended September 30, 2025 from 38.4% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2025 increased 16.1% as compared to the prior year period, primarily due to increases in employee compensation, launch costs associated with CREXONT® and BREKIYA®, and expansion of our international sales and marketing organization.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2025 increased 3.7% as compared to the prior year period, primarily due to increases in employee compensation and a $22.5 million in-licensing payment relating to Omalizumab. R&D expenses for the three months ended September 30, 2024 included $20.0 million in in-licensing payments associated with our exclusive license of Omalizumab.
Total Other Expense, Net
Total other expense, net for the three months ended September 30, 2025 decreased 3.0% as compared to the prior year period. The decrease was primarily driven by a $32.1 million period-over-period decrease in the tax receivable agreement liability (refer to Note 4. Income Taxes), partially offset by a $31.4 million in loss on refinancing (refer to Note 12. Debt) in the current period.
(Benefit from) Provision for Income Taxes
For the three months ended September 30, 2025, our (benefit from) provision for income taxes and effective tax rate were $(23.4) million and 447.2%, respectively, as compared to $3.7 million and 23.8%, respectively, for the three months ended September 30, 2024. The period-over-period changes in the (benefit from) provision for income taxes and effective tax rate primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period, impact of the OBBBA and discrete items related to share-based compensation in the current period.
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$460,741	$427,345	$33,396	7.8%
Cost of goods sold	280,463	249,342	31,121	12.5%
Gross profit	180,278	178,003	2,275	1.3%
Selling, general and administrative	37,173	30,951	6,222	20.1%
Research and development	55,124	57,099	(1,975)	(3.5)%
Intellectual property legal development expenses	2,378	1,786	592	33.1%
Restructuring and other charges	90	17	73	nm
Credit related to legal matters, net	—	(149)	149	nm
Other operating income	(117)	—	(117)	nm
Operating income	$85,630	$88,299	$(2,669)	(3.0)%
nm - not meaningful

Net Revenue
Affordable Medicines net revenue for the three months ended September 30, 2025 increased 7.8% as compared to the prior year period, primarily due to new products launched in 2025 and 2024, which contributed $24.3 million of year-over-year growth, and strong volume growth, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the three months ended September 30, 2025 increased 12.5% as compared to the prior year period, primarily due to increased sales volume and increased plant and freight costs, partially offset by manufacturing efficiencies.
Affordable Medicines gross profit as a percentage of net revenue decreased to 39.1% for the three months ended September 30, 2025 from 41.7% in the prior year period primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the three months ended September 30, 2025 increased 20.1% as compared to the prior year period, primarily due to increases in employee compensation and expansion of our international sales and marketing organization.
Research and Development
Affordable Medicines R&D expenses for the three months ended September 30, 2025 decreased 3.5% as compared to the prior year period, primarily due to a reduction in project spend, partially offset by increases in employee compensation. The three months ended September 30, 2025 included a $22.5 million in-licensing payment relating to Omalizumab. R&D expenses for the three months ended September 30, 2024 included $20.0 million in in-licensing payments relating to Omalizumab.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$125,240	$115,638	$9,602	8.3%
Cost of goods sold	73,808	52,342	21,466	41.0%
Gross profit	51,432	63,296	(11,864)	(18.7)%
Selling, general and administrative	33,580	27,723	5,857	21.1%
Research and development	8,228	3,998	4,230	105.8%
Intellectual property legal development expenses	59	181	(122)	nm
Other operating income	—	(1,030)	1,030	nm
Operating income	$9,565	$32,424	$(22,859)	(70.5)%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended September 30, 2025 increased 8.3% compared to the prior year period, primarily driven by increases of $17.1 million and $5.3 million of CREXONT® and UNITHROID®, respectively, partially offset by declines in RYTARY® revenues of $10.0 million and our non-promoted products.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended September 30, 2025 increased 41.0% compared to the prior year period, primarily due to an impairment charge related to a non-promoted product of $22.1 million. Refer to Note 9. Goodwill and Other Intangible Assets for additional information.

Specialty gross profit as a percentage of net revenue decreased to 41.1% for the three months ended September 30, 2025 as compared to 54.7% in the prior year period primarily due to the impact of the impairment charge.

Selling, General, and Administrative
Specialty SG&A expense for the three months ended September 30, 2025 increased 21.1% as compared to the prior year period, primarily due to launch costs associated with CREXONT® and BREKIYA® and increases in employee compensation.
Research and Development
Specialty R&D expense for the three months ended September 30, 2025 increased 105.8% as compared to the prior year period, primarily due to higher project spend.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$198,532	$159,485	$39,047	24.5%
Cost of goods sold	156,268	131,226	25,042	19.1%
Gross profit	42,264	28,259	14,005	49.6%
Selling, general and administrative	15,234	15,145	89	0.6%
Operating income	$27,030	$13,114	$13,916	106.1%
Net Revenue
AvKARE net revenue for the three months ended September 30, 2025 increased 24.5% as compared to the prior year period, primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended September 30, 2025 increased 19.1% as compared to the prior year period, primarily due to higher sales in our government label channel, partially offset by decreased sales in our lower margin distribution channel.
Gross profit as a percentage of net revenue increased to 21.3% for the three months ended September 30, 2025 from 17.7% in the prior year period, primarily as a result of the factors noted above.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$2,204,441	$2,063,439	$141,002	6.8%
Cost of goods sold	1,388,323	1,305,874	82,449	6.3%
Gross profit	816,118	757,565	58,553	7.7%
Selling, general and administrative	380,369	347,749	32,620	9.4%
Research and development	151,356	136,449	14,907	10.9%
Intellectual property legal development expenses	6,221	3,993	2,228	55.8%
Restructuring and other charges	1,738	1,862	(124)	(6.7)%
(Credit) charges related to legal matters, net	(390)	94,909	(95,299)	(100.4)%
Other operating income	(5,239)	(930)	(4,309)	nm
Operating income	282,063	173,533	108,530	62.5%
Total other expense, net	(198,089)	(213,227)	15,138	(7.1)%
Income (loss) before income taxes	83,974	(39,694)	123,668	nm
Provision for income taxes	5,614	13,440	(7,826)	(58.2)%
Net income (loss)	$78,360	$(53,134)	$131,494	nm
nm - not meaningful
Net Revenue

Net revenue for the nine months ended September 30, 2025 increased 6.8% from the prior year period primarily due to:

•Growth in our Affordable Medicines segment net revenue of $62.9 million, primarily due to new products launched in 2025 and 2024, which contributed $98.1 million of year-over-year growth, and strong volume growth, partially offset by price erosion.

•Growth in our Specialty segment net revenue of $36.7 million, primarily driven by increases of $37.4 million and $13.1 million of CREXONT® and UNITHROID®, respectively, partially offset by declines in RYTARY® revenues of $6.1 million and our non-promoted products. In addition, there was a period-over-period decrease of $6.0 million in out-licensing revenue associated with IPX203.

•Growth in our AvKARE segment net revenue of $41.4 million, primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2025 increased 6.3% compared to the prior year period. The increase in cost of goods sold was primarily due to increased sales volume from all segments, impairment charges related to non-promoted products of $22.8 million, increased amortization related to CREXONT® and increased plant and freight costs, partially offset by manufacturing efficiencies.

Gross profit as a percentage of net revenue increased to 37.0% for the nine months ended September 30, 2025 from 36.7% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
SG&A expenses for the nine months ended September 30, 2025 increased 9.4% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT® and BREKIYA®.

Research and Development
R&D expenses for the nine months ended September 30, 2025 increased 10.9% as compared to the prior year period, primarily due to increases in employee compensation, increase in project spend and increase in in-licensing and upfront milestone payments.
(Credit) Charges Related to Legal Matters, Net
For the nine months ended September 30, 2024, (credit) charges related to legal matters, net of $94.9 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 16. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the nine months ended September 30, 2025 was primarily comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector (the “PLI Scheme”).
Total Other Expense, Net
Total other expense, net for the nine months ended September 30, 2025 decreased 7.1% as compared to the prior year period. The decrease was driven by a period-over-period decrease in the tax receivable agreement liability of $32.4 million (refer to Note 4. Income Taxes) and a $12.1 million period-over-period decrease in interest expense as a result of lower rates and lower amounts outstanding on our variable-rate debt, partially offset by a $31.4 million in loss on refinancing in the third quarter of 2025.
Provision for Income Taxes
For the nine months ended September 30, 2025, our provision for income taxes and effective tax rate were $5.6 million and 6.7%, respectively, as compared to $13.4 million and (33.9)%, respectively, for the nine months ended September 30, 2024. The period-over-period changes in the provision for income taxes and effective tax rate primarily related to differences in jurisdictional mix of income, the utilization of net operating losses in the prior period, impact of the OBBBA and discrete items related to share-based compensation in the current period.
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$1,308,874	$1,245,967	$62,907	5.0%
Cost of goods sold	775,742	750,167	25,575	3.4%
Gross profit	533,132	495,800	37,332	7.5%
Selling, general and administrative	105,114	95,663	9,451	9.9%
Research and development	128,003	123,173	4,830	3.9%
Intellectual property legal development expenses	6,069	3,778	2,291	60.6%
Restructuring and other charges	773	70	703	nm
(Credit) charges related to legal matters, net	(390)	94,909	(95,299)	(100.4)%
Other operating income	(5,239)	—	(5,239)	nm
Operating income	$298,802	$178,207	$120,595	67.7%
nm - not meaningful

Net Revenue
Affordable Medicines net revenue for the nine months ended September 30, 2025 increased 5.0% as compared to the prior year period, primarily due to new products launched in 2025 and 2024, which contributed $98.1 million of year-over-year growth, and strong volume growth, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the nine months ended September 30, 2025 increased 3.4% as compared to the prior year period, primarily due to increased sales volume and increased plant and freight costs, partially offset by manufacturing efficiencies.
Affordable Medicines gross profit as a percentage of net revenue increased to 40.7% for the nine months ended September 30, 2025 from 39.8% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the nine months ended September 30, 2025 increased 9.9% as compared to the prior year period, primarily due to increases in employee compensation, costs of our international expansion, and shipping costs.
Research and Development
Affordable Medicines R&D expenses for the nine months ended September 30, 2025 increased 3.9% as compared to the prior year period, primarily due to increases in employee compensation and in-licensing and upfront milestone payments, partially offset by reduced project spend.
(Credit) Charges Related to Legal Matters, Net
For the nine months ended September 30, 2024, (credit) charges related to legal matters, net of $94.9 million were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 16. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the nine months ended September 30, 2025 was primarily comprised of income earned from the PLI Scheme.
Specialty
The following table sets forth results of operations for our Specialty segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$361,580	$324,913	$36,667	11.3%
Cost of goods sold	182,686	143,284	39,402	27.5%
Gross profit	178,894	181,629	(2,735)	(1.5)%
Selling, general and administrative	94,872	79,529	15,343	19.3%
Research and development	23,353	13,276	10,077	75.9%
Intellectual property legal development expenses	152	215	(63)	nm
Restructuring and other charges	471	1,024	(553)	(54.0)%
Other operating income	—	(930)	930	nm
Operating income	$60,046	$88,515	$(28,469)	(32.2)%
nm - not meaningful

Net Revenue

Specialty net revenue for the nine months ended September 30, 2025 increased 11.3% as compared to the prior year period, primarily driven by increases of $37.4 million and $13.1 million of CREXONT® and UNITHROID®, respectively, partially offset by declines in RYTARY® revenues of $6.1 million and our non-promoted products. In addition, there was a period-over-period decrease of $6.0 million in out-licensing revenue associated with IPX203.

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the nine months ended September 30, 2025 increased 27.5% as compared to the prior year period, primarily due to an impairment charge related to non-promoted product of $22.1 million (refer to Note 9. Goodwill and Other Intangible Assets for additional information), increases in amortization related to CREXONT® and increased sales volume.

Specialty gross profit as a percentage of net revenue decreased to 49.5% for the nine months ended September 30, 2025 as compared to 55.9%, primarily as a result of the factors noted above.
Selling, General, and Administrative
Specialty SG&A expense for the nine months ended September 30, 2025 increased 19.3% as compared to the prior year period, primarily due to launch costs associated with CREXONT® and BREKIYA® and increases in employee compensation.
Research and Development
Specialty R&D expenses for the nine months ended September 30, 2025 increased 75.9% as compared to the prior year period, primarily due to increased in-licensing and upfront milestone payments of $3.0 million and higher project spend.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net revenue	$533,987	$492,559	$41,428	8.4%
Cost of goods sold	429,895	412,423	17,472	4.2%
Gross profit	104,092	80,136	23,956	29.9%
Selling, general and administrative	46,007	44,694	1,313	2.9%
Operating income	$58,085	$35,442	$22,643	63.9%
Net Revenue
AvKARE net revenue for the nine months ended September 30, 2025 increased 8.4% as compared to the prior year period primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the nine months ended September 30, 2025 increased 4.2% as compared to the prior year period primarily due to higher sales in our government label channel and an increase in the inventory provision, partially offset by decreased sales in our lower margin distribution channel.
Gross profit as a percentage of net revenue increased to 19.5% for the nine months ended September 30, 2025 from 16.3% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the nine months ended September 30, 2025 increased 2.9% as compared to the prior year period, primarily due to increases in employee compensation and shipping costs.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements as discussed and defined in Note 12. Debt in this Quarterly Report on Form 10-Q and in Note 15. Debt in our 2024 Annual Report on Form 10-K.
On April 9, 2025, we executed an amendment to the Amended Rondo Revolving Credit Facility that, among other things, (i) increased the aggregate revolving commitment from $70 million to $125 million, (ii) increased the letter of credit commitment from $60 million to $90 million, and (iii) extended the maturity to April 9, 2030.
On August 1, 2025, we borrowed $2.1 billion under new seven-year term loans (the “Term Loan Due 2032”) pursuant to an amendment to the Term Loan Credit Agreement and completed a private offering of $600 million aggregate principal amount of 6.875% senior secured notes due 2032 at par (the “Senior Notes Due 2032”). We also entered into an amendment to the New Revolving Credit Facility (the “Amended New Revolving Credit Facility”). We used the net proceeds of the Term Loan Due 2032 and the Senior Notes due 2032 to refinance the Term Loan Due 2028 in full, repay outstanding amounts borrowed under the New Revolving Credit Facility in full, and pay related fees, premiums and expenses.
As of September 30, 2025, we had access to $595.2 million of available capacity under the Amended New Revolving Credit Facility and $83.0 million of available capacity under the Amended Rondo Revolving Credit Facility.
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
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts for our Term Loan Due 2032, semi-annual interest payments on our Senior Notes Due 2032, and contractual payments for leased premises. Refer to Note 12. Debt in this Quarterly Report on Form 10-Q and Note 15. Debt, Note 17. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for additional information.
Settlement in Principle on Nationwide Civil Prescription Opioid Litigation
In late April 2024, we reached a settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed by Attorneys General, political subdivisions and Native American tribes. During July 2025, we deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits remain our property until a definitive settlement agreement is reached and the funds are used to make the first installment payment. Refer to Note 16. Commitments and Contingencies for additional information.
Tax Receivable Agreement
As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2024 Annual Report on Form 10-K), the tax receivable agreement (“TRA”) was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of September 30, 2025, the contingent TRA liability, including the impact of the amendment, was approximately $141.4 million. During the nine months ended September 30, 2025, we made payments of $3.0 million, associated with the TRA.

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

Tax-Related and Other Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the nine months ended September 30, 2025 and 2024, we made cash tax and other distributions of $38.8 million and $14.4 million, respectively, to the AvKARE Sellers.
Cash Balances
As of September 30, 2025, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$209,677	$177,021	$32,656	18.4%
Investing activities	(66,809)	(46,937)	(19,872)	42.3%
Financing activities	(21,410)	(150,587)	129,177	(85.8)%
Effect of exchange rate changes on cash	(1,471)	(259)	(1,212)	nm
Net increase (decrease) in cash, cash equivalents, and restricted cash	$119,987	$(20,762)	$140,749	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash provided by operating activities was $209.7 million for the nine months ended September 30, 2025 as compared to $177.0 million in the prior year period. Excluding the $52.4 million Opana ER® antitrust litigation settlement payment made in the prior year period, net cash from operating activities decreased period-over-period as increases in cash earnings and lower interest rates in the current period were offset by changes in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $66.8 million as compared to $46.9 million in the prior year period. The period-over-period increase in net cash used in investing activities was primarily due to an increase in capital expenditures and deposits for future acquisition of property, plant, and equipment in the current period.
Cash Flows from Financing Activities
Net cash used in financing activities was $21.4 million for the nine months ended September 30, 2025 as compared to $150.6 million in the prior year period. The period-over-period decrease in cash used in financing activities was primarily due to: (i) a period-over-period net increase in cash inflows from debt of $117.8 million, primarily as a result of the refinancing of our debt in the current period (refer to Note 12. Debt in this Quarterly Report on Form 10-Q), (ii) repayment of notes payable - related party of $44.2 million in the prior year period, and (iii) cash received from an alliance party of $5.6 million in the nine months ended September 30, 2025, partially offset by (A) a period-over-period increase of $24.4 million in tax and other cash distributions to non-controlling interests and (B) a period-over-period increase in employee payroll tax withholdings on restricted stock unit and performance stock unit vesting of $14.4 million.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K. As of September 30, 2025, there have been no material changes to the disclosure presented in our 2024 Annual Report on Form 10-K, except for the changes to our debt obligations discussed above under the header Liquidity and Capital Resources and Note 12. Debt in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2025.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 16. Commitments and Contingencies in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Item 1A.    Risk Factors
Other than set forth below, there have been no material changes to the disclosures presented in our 2024 Annual Report on Form 10-K under Item 1A. Risk Factors.
A U.S. Government Shutdown Could Adversely Impact Our Regulatory, Operational and Financial Performance

We rely heavily on timely interactions with the U.S. Food and Drug Administration, the Drug Enforcement Administration, and other agencies of the U.S. Federal Government for, among other things, new product approvals, procurement quotas for controlled substances, facility inspections, and regulatory guidance. During a government shutdown, delays in these interactions could negatively impact our regulatory, operational and financial performance.

Additionally, our AvKARE segment provides pharmaceuticals, medical and surgical products and services primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Interruptions in government contracting and procurement processes, and slower payment cycles to distributors which AvKARE uses to do business with these governmental agencies, could also negatively impact our operational and financial performance.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Plan Elections
During the quarter ended September 30, 2025, the following director and officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) trading plan arrangement changes occurred:

On September 5, 2025, Deborah Autor, a director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Autor’s plan provides for the sale of 34,819 shares of Class A common stock upon the vesting of restricted stock unit awards through December 31, 2026.
This trading plan was entered into during an open insider trading window and is intended to comply with the Company's policies regarding insider transactions.

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

Date: November 6, 2025	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)