Form 10-K
period 2025-12-31
Amneal Pharmaceuticals, Inc.
filed 2026-02-27
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The Nasdaq Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), was approximately $1.7 billion.
As of February 13, 2026, there were 314,629,101 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”).

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
•the impact of supply chain disruptions;
•the imposition of tariffs may adversely affect our business, results of operations and financial condition;
•a U.S. government shutdown could adversely impact our regulatory, operational and financial performance;
•legal, regulatory and legislative efforts by our brand competitors to deter competition from our generic alternatives;
•our dependence on information technology systems and infrastructure and the potential for cybersecurity incidents, and risks associated with artificial intelligence (“AI”);
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
•the risk of claims brought against us by third parties such as those described in Note 19. Commitments and Contingencies - Other Litigation Related to the Company’s Business;
•risks related to changes in the regulatory environment, including U.S. federal and state laws related to government contracting, healthcare fraud abuse and health information privacy and security and changes in such laws;
•changes to Food and Drug Administration (“FDA”) product approval requirements and review processes;
•the impact of healthcare reform and changes in coverage and reimbursement levels and funding by governmental authorities and other third-party payers;
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
•the high concentration of ownership of our Class A common stock by the Amneal Group (as defined below in Item 1. Business); and
•such other factors as may be set forth elsewhere in this Annual Report on Form 10-K, particularly in the section entitled 1A. Risk Factors and our public filings with the SEC.

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

PART I.
Item 1. Business
Overview
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a diversified, global biopharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines. Our Affordable Medicines segment includes retail generics, injectables, and biosimilars. In our Specialty segment, we offer a portfolio of branded pharmaceuticals focused primarily on central nervous system and endocrine disorders. Through our AvKARE segment, we are a distributor of pharmaceuticals and other products for the U.S. federal government, retail, and institutional markets. We operate principally in the United States (“U.S.”), India, and Ireland. Refer to the section “Segments of the Business” below for an overview of our segments.
Corporate Structure
We are a holding company, whose principal assets are common units (the “Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). Immediately prior to the Reorganization (as defined herein), we held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Members” or the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, we implemented a plan pursuant to which the Company and Amneal reorganized and simplified our corporate structure by eliminating our umbrella partnership-C-corporation structure and converting to a more traditional C-corporation structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, we hold 100% of the Amneal Common Units and continue to consolidate the financial statements of Amneal and its subsidiaries. Refer to Note 1. Nature of Operations for additional information about the Reorganization.
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
Alliance and Collaboration

ApiJect Systems Collaboration Agreement

On May 8, 2025, we entered into a 15-year strategic collaboration agreement with ApiJect Systems, Corp. and related entities (“ApiJect”), a medical technology company focused on advanced drug delivery (“ApiJect Agreement”). Under the ApiJect Agreement, we will install and operate manufacturing equipment leased from Apiject at our Brookhaven, New York facility. This equipment will be used to support production of ApiJect’s proprietary blow fill seal (“BFS”) delivery systems and our growing injectable portfolio. We will pay a low-digit royalty to ApiJect for any of our commercial products that are manufactured utilizing the equipment. At the conclusion of the term of the ApiJect Agreement, we have the right to purchase the equipment from ApiJect for a nominal amount. We will also collaborate with ApiJect on the development of additional injectable product programs utilizing ApiJect’s BFS platform. We are entitled to receive consideration from ApiJect for development work performed under these programs.
Metsera, Inc. Collaboration Agreement
On September 30, 2024, the Company entered into a collaboration agreement with Metsera, Inc. (“Metsera”), a clinical-stage biopharmaceutical company, under which the Company became Metsera’s preferred global supply partner for its portfolio of weight loss medicines. The agreement also grants the Company an exclusive license to commercialize certain Metsera products in select emerging markets, including India, certain Southeast Asian countries, Africa, and the Middle East.
Under the terms of the agreement, the Company is responsible for specified manufacturing and development activities. Following regulatory approval of any of the medicines covered by the agreement, the Company will supply commercial products to Metsera in exchange for compensation at cost plus a margin, and tiered low single-digit percentages of Metsera’s gross profit.

The Company is constructing two manufacturing facilities in India, one for active pharmaceutical ingredient (“API”) production and one for fill-finish manufacturing. Metsera will fund an agreed-upon percentage of these construction costs, up to $100 million, subject to annual caps. In consideration of Metsera’s funding, the Company initially agreed to (i) provide a rebate on each unit of commercial injectable product produced by the Company and purchased by Metsera, and (ii) make a payment to Metsera for each unit of commercial product manufactured for the Company or third parties using the facilities, in aggregate up to the amount of Metsera’s construction funding.
On November 13, 2025, Metsera was acquired by Pfizer Inc. On January 30, 2026, Pfizer exercised its rights under the agreement’s change-in-control provision to shorten the agreement’s term from seven years to four years from the date of first commercial sale. As a result, the Company’s rebate and construction cost reimbursement obligations described above have been eliminated. Metsera’s cost sharing commitment of up to $100 million and all other terms of the agreement remain unchanged.
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
As of December 31, 2025, IPX203 had not been approved for sale outside of the United States, where it is marketed as CREXONT®. CREXONT® (combination of carbidopa and levodopa extended release capsules) is indicated in the United States for the treatment of Parkinson’s disease.
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
As of December 31, 2025, IPX203 had not been approved for sale outside of the United States, where it is marketed as CREXONT®.
ONGENTYS® License and Supply Agreement
On December 5, 2023, we entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive rights to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL Agreement”). ONGENTYS® is BIAL’s proprietary, once-daily, peripherally-acting, highly-selective catechol-O-methyltransferase inhibitor approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “off” episodes. Under the BIAL Agreement, we are responsible for commercialization and marketing of ONGENTYS® in the U.S. and BIAL is responsible for manufacturing and supply. We commenced distribution of ONGENTYS® in early 2024. In December 2025, we exercised our contractual right and notified BIAL of our intent to terminate the license agreement effective February 26, 2028, unless both sides agree to an extension. Until the termination becomes effective, we continue to operate under the terms of the license agreement.
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
Subject to the terms of the Injectable License and Supply Agreement, we are responsible for development, regulatory approval, and commercialization of the product candidate in the U.S., whereas Kashiv is responsible for development and regulatory approval of the product candidate for all other territories outside the U.S. Contingent upon Kashiv obtaining regulatory approval outside the U.S., we shall manufacture the commercial supply for Kashiv at a stated price. The term of the agreement is 10 years from the respective product’s launch date in the U.S. As of December 31, 2025, the term has not commenced.
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
For additional information about our alliance and collaboration agreements, refer to Note 4. Alliance and Collaboration and Note 22. Related Party Transactions.
Segments of the Business
We have three reportable segments: Affordable Medicines, Specialty, and AvKARE.
Affordable Medicines

Prescription pharmaceutical products are sold either as branded or generic products. Generic pharmaceutical products have the same API, dosage form, strength, route of administration, and conditions of use as patented branded pharmaceutical products, are bioequivalent to the brand it copies, and are usually marketed under their chemical (generic) names rather than brand names. Generic pharmaceutical products are intended to provide a cost-effective alternative for consumers while maintaining the safety, efficacy, quality and stability of the branded product, and as such are generally sold at prices below their branded equivalents. Typically, a generic pharmaceutical may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless the resolution of patent litigation results in an earlier opportunity to enter the market. Generic manufacturers are required to file and receive approval for an Abbreviated New Drug Application (“ANDA”) to market a generic pharmaceutical product. Manufacturers of biosimilars are required to file a Biologics License Application (“BLA”) to introduce, or deliver for introduction, a biologic product into interstate commerce and market the product for one or more indications. Refer to Item 1. Business - Pharmaceutical Approval Process in the United States - New Drug Application and Biologics License Application for additional information.

Our Affordable Medicines segment includes over 280 product families in the United States covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals. We focus on developing products that have substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges. Focusing on these products allows us the opportunity to offer first-to-file (“FTF”), first-to-market (“FTM”) and other high-value products to customers. A generic pharmaceutical product is considered an FTF product if the ANDA filed with respect to such product is the first to be filed for such product. Pursuant to the Hatch-Waxman Amendments, FTF products may receive a statutory 180-day exclusivity period, subject to certain conditions. A generic product that does not qualify as an FTF may still be an FTM product. A generic product is considered an FTM product if it is the first marketed generic version of a branded pharmaceutical. FTF, FTM and high-value products tend to be more profitable and often have longer life cycles than other generic pharmaceuticals. As such, the timing of new product introductions can have a significant impact on our financial results. Market entry by additional competitors generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of our control. Refer to “Pharmaceutical Approval Process in the United States,” below, for more information. In addition to U.S. operations, this segment includes revenues from international markets.

As of December 31, 2025, our Affordable Medicines segment had 61 products with a pending ANDA and another 43 products in various stages of development in our pipeline, 95% of which are non-oral solid products. We have an integrated, team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities.

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

During 2025, we advanced our respiratory platform with key regulatory milestones that have expanded our presence in complex inhalation and drug‑delivery technologies. In October 2025, we received tentative approval from the FDA for beclomethasone dipropionate HFA inhalation aerosol (generic QVAR®), an inhaled corticosteroid indicated for the maintenance treatment of asthma as prophylactic therapy in patients five years of age and older. In December, we received FDA approval for albuterol sulfate inhalation aerosol (generic ProAir® HFA), a short‑acting beta‑agonist indicated for the treatment or prevention of bronchospasm in adults and children 12 years of age and older with reversible obstructive airway disease. These approvals were the first commercial approvals for products manufactured in our Ireland manufacturing facility and further strengthen our entry into complex inhaled and respiratory drug delivery. Together, these approvals underscore the Company’s momentum in building a differentiated, high-value respiratory portfolio.

In 2022, we began to commercialize an initial portfolio of oncology biosimilars in the U.S. ALYMSYS®, a biosimilar referencing Avastin®, launched in October 2022, followed by Releuko®, a biosimilar referencing Neupogen®, in November 2022 and Flynetra™, a biosimilar referencing Neulasta®, in May 2023. On March 3, 2025, the FDA accepted our BLAs for two denosumab biosimilars referencing Prolia® and XGEVA®. These products were developed by mAbxience S.L., a global biotechnology leader with deep expertise in biopharmaceutical development and manufacturing. Denosumab is a monoclonal antibody drug that inhibits bone reabsorption. It is indicated for two major categories of therapy: bone metastasis from various forms of cancer and prevention of bone pain and fractures, including osteoporosis-related injuries. Subsequently, on December 22, 2025, we received FDA approval for both products, which will be marketed under the names Boncresa™ and Oziltus™, respectively. With these approvals, Amneal will now have five biosimilars commercially available in the U.S., reinforcing our position in this fast-growing category and underscoring our view that biosimilars represent a key long-term growth driver within our Affordable Medicines segment.

In December 2025, we entered into a distribution agreement with Valorum Oncology, LLC (“Valorum”), under which Valorum serves as exclusive distributor of ALYMSYS® in the U.S. and Puerto Rico. We retain regulatory responsibility and continue to supply ALYMSYS® under our agreement with mAbxience S.L. The arrangement includes a tiered profit‑sharing structure and has an initial term through 2028. Refer to Note 4. Alliance and Collaboration.

In March 2024, we amended the Kashiv Biosimilar Agreement (as defined in Note 22. Related Party Transactions) to include two additional in-development products, a pre-filled auto-injector delivery system for pegfilgrastim and a pre-filled on-body injector (OBI) delivery system for pegfilgrastim. In July 2024, we entered into an exclusive license and commercialization agreement with Kashiv Biosciences LLC to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India (refer to Note 22. Related Party Transactions.). In September 2025, we submitted a BLA to the FDA for our omalizumab biosimilar candidate.
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders. Significant products within our Specialty segment include CREXONT® (combination of carbidopa and levodopa extended release capsules), RYTARY® (extended release oral capsule formulation of carbidopa-levodopa), UNITHROID® (levothyroxine sodium), and Brekiya® (dihydroergotamine mesylate) injection. In September 2024, we began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, Parkinson’s disease caused by infection or inflammation of the brain, or Parkinson’s disease-like symptoms that may result from carbon monoxide or manganese poisoning in adults. RYTARY® is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. UNITHROID®, indicated for the treatment of hypothyroidism, is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc.
New product launches are an important growth driver. Brekiya® autoinjector, approved by the FDA in May 2025 and launched in the U.S. in October 2025, is the first and only ready-to-use autoinjector formulation of dihydroergotamine mesylate indicated for the acute treatment of migraine, with or without aura, and for the acute treatment of cluster headache in adults.
Our Specialty products are marketed through skilled specialty sales and marketing teams, who call on neurologists, movement disorder specialists, endocrinologists and primary care physicians throughout the U.S. Our Specialty segment also has other product candidates that are in varying stages of development.

For Specialty products, the majority of such products’ commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be substantial and rapid declines in the branded product’s sales. In 2025, an authorized generic version of RYTARY® was launched, and the Company anticipates multiple generic versions of RYTARY® to be introduced in the future.
AvKARE
Our AvKARE segment provides pharmaceuticals primarily to governmental agencies, predominantly focused on serving the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is also a re-packager of bottle and unit dose pharmaceuticals and vitamins under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on entities that provide care to low-income and uninsured patients. Operating results for the sale of Amneal products by AvKARE are included in our Affordable Medicines reportable segment.
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
Sales & Marketing and Customers
In the U.S. and the Commonwealth of Puerto Rico, we market our Affordable Medicines and Specialty products primarily through major wholesalers and distributors, retail and mail-order pharmacies, and directly to hospitals and institutions. The majority of our Affordable Medicines pharmaceutical products are marketed to large group purchasing organizations (“GPOs”) and sold through wholesalers, directly to large chain retailers or to mail order customers. Our sterile injectable products and biosimilars utilize a dedicated field-based sales force and are generally marketed to GPOs and specialty distributors, and sold through wholesalers, and, in certain cases, directly to large hospitals and institutions. All of our wholesalers purchase products and warehouse them for retail pharmacies, independent pharmacies, and managed care organizations, including hospitals, nursing homes, health maintenance organizations (“HMOs”), clinics, pharmacy benefit management companies and mail-order customers. Our Specialty segment, which promotes branded pharmaceutical products, employs a team of dedicated field-based sales representatives to engage in the direct marketing and promotion of our branded products to physicians and healthcare providers.
Refer to “AvKARE” in the “Segments of the Business” section above for a description of customers served by our AvKARE segment.
For the year ended December 31, 2025, our four largest customers, Cencora, Inc., McKesson Drug Co., Cardinal Health, Inc., and CVS Health Corporation, collectively accounted for approximately 71% of our consolidated net revenue. In total, we currently have approximately 1,300 customers (including over 1,100 within our AvKARE segment), some of which are affiliated with large purchasing groups.
We do not maintain long-term agreements with any major customer that guarantee future business. The loss of, or a significant reduction in, orders from one or more of these customers could materially and adversely affect our business, financial condition, and results of operations.
Competition
The pharmaceutical industry is highly competitive and influenced by technological innovation, new developments, government regulations, health care legislation, access to capital, and other factors. Many of our competitors have longer operating histories and significantly greater financial, R&D, marketing, and other resources than we do. Competing manufacturers of generic pharmaceutical products create value for our customers by offering substitutes for branded pharmaceutical products at significantly lower prices, and at times we may not be able to differentiate our product offerings from those of our competitors, successfully formulate and bring to market new products that are less expensive than those of our competitors or offer commercial terms as favorable as those of our competitors. We compete with numerous companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, biosimilars and other complex dosage forms, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic and biosimilar pharmaceutical market include Teva Pharmaceutical Industries Ltd., Viatris Inc., Sandoz Group, Pfizer Inc., Fresenius Kabi KGaA, Hikma Pharmaceuticals PLC, Dr. Reddy's Laboratories Ltd., Amphastar Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Zydus Pharmaceuticals USA Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, AbbVie Inc., and Alkermes PLC.
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
The Hatch-Waxman Amendments amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) and provided for a period of 180 days of generic marketing exclusivity for each applicant that is FTF an ANDA with a Paragraph IV certification, which signifies a challenge to at least one brand patent. The holder of an approved FTF ANDA that successfully challenges the relevant innovator drug patent(s) usually enjoys higher market share and sales during the 180-day period of exclusivity. When the exclusivity period concludes, other generic competitors may launch their versions of the product, which may cause significant price erosion and loss of market share. In cases where we are the holder of an ANDA for a FTF product, upon the expiration of the 180-day exclusivity period, we may adjust the price of such product and provide price adjustments to our customers for the difference between the lower price and the price at which we previously sold the product then held in inventory by our customers. These adjustments are commonly known as shelf stock adjustments. In certain circumstances, we may decide not to provide price adjustments to certain customers and, as a result, we may receive returns of unsold product from these customers and forego future sales volume as opposed to reducing pricing.
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
Additionally, consolidation among wholesalers and retailers and the formation of GPOs has caused increased price competition in the generic pharmaceutical market. The downward price adjustments demanded by distributors of generic pharmaceutical products have reduced revenue and average product gross margin. Should these price reductions continue or even increase, it could have a material adverse effect on our revenue and gross margin. Further, even if we reduce the prices we charge our customers, that does not ensure that the prices consumers pay for those drugs will be similarly reduced.
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
•buying power of our customers, including consolidation among our customers and the formation of buyer consortia;
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
•new branded products providing better patient therapy than current generic products;
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
Raw Materials
Raw materials, including APIs, essential to our business are generally readily available from various suppliers/sources. We purchase raw materials from manufacturers/distributors of bulk pharmaceutical chemicals and we also manufacture certain APIs at our facilities in India. In some cases, however, the raw materials used to manufacture our products are available only from a single supplier. Further, even if more than one supplier exists, we may choose, and have done so in the case of our API suppliers for a majority of our products, to list only one supplier in our product applications submitted to the FDA. Generally, we would need as long as 24 to 30 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on our business.
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
Manufacturing and Distribution
We have a network of manufacturing sites and co-located R&D centers within the U.S., India and Ireland, with broad dosage capabilities. We also have a distribution center for our Affordable Medicines and Specialty products in Glasgow, Kentucky. We manufacture the majority of our Affordable Medicines products internally; of these products, for the year ended December 31, 2025, those manufactured in our U.S. facilities contributed 46% of Affordable Medicines product net revenue compared to 24% for those manufactured in India. We rely on third-party manufacturers to supply products in our Affordable Medicines portfolio representing approximately 30% of our Affordable Medicines net revenue for the year ended December 31, 2025. Our Specialty products are manufactured through a combination of in‑house production and third-party manufacturers. In addition, we selectively manufacture API for a subset of our products, which helps to reduce the cost of manufacturing for our products and gives us greater control over our supply chain.
Our AvKARE segment’s distribution centers are located in Fountain Run, Kentucky, Glasgow, Kentucky, and Philadelphia, Pennsylvania.

Government Regulation

The business of developing, manufacturing, selling, distributing, and marketing generic, biosimilar, and branded products is subject to significant health, safety, and environmental laws and regulations, including those governing the approval and pricing of products, clinical trials, laboratory procedures, privacy and security of health and other sensitive information and the handling, use, storage, treatment and disposal of hazardous materials and wastes. These regulatory regimes are overseen by governmental bodies, principally the FDA and, as applicable, the Drug Enforcement Administration (the “DEA”), the U.S. Department of Health and Human Services (“HHS”), the Federal Trade Commission (the “FTC”) and several state and local government or other agencies, including individual data protection authorities, in the U.S. and abroad. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including suspension of regulatory approval, delays in regulatory approval, clinical holds, orders to cease non-compliant activities, and potential civil and criminal actions against us. The regulatory environment, particularly enforcement positions, statutes, and legal interpretations applicable to the pharmaceutical industry, are constantly in flux and not always clear. Significant changes in this environment could have a material adverse effect on our financial condition and results of operations.

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
Pharmaceutical Approval Process in the United States

In the U.S., the FDA regulates pharmaceuticals and biologics under the FDCA and the PHSA and their implementing regulations. To market a new drug or biologic, considerable data must be submitted to the FDA for review and approval. In addition to approval, the FDA also regulates research, development, preclinical and clinical testing, manufacturing, packaging, storage, distribution, recordkeeping, labeling, advertising, promotion, marketing, post-approval monitoring and reporting, and import and export of drugs and biologics. If we fail to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval, we may be subject to a variety of administrative or judicial sanctions, which could include, among other actions, the FDA’s refusal to review or approve pending applications, delays in approval, suspension or withdrawal of an approval, imposition of a clinical hold, orders to cease non-compliant activities, criminal charges, issuance of warning letters and other types of enforcement-related letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, exclusion from participation in government programs and contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA, the U.S. Department of Justice (“DOJ”) or other governmental entities.

Generally, the following types of applications are used to obtain FDA approval.
New Drug Application and Biologics License Application
For a drug product containing an active ingredient not previously approved by the FDA, a prospective manufacturer must submit a complete NDA containing the results of clinical studies supporting the drug product’s safety and efficacy in addition to data and information related to drug product quality and manufacturing. An NDA is also required for a drug with a previously approved active ingredient if the drug will be used to treat an indication or other condition of use for which the drug was not previously approved or if the dosage form, strength or method of delivery is changed and requires clinical studies to support the change. A BLA is required to introduce, or deliver for introduction, a biologic product into interstate commerce and market the product for one or more indications. The process required by the FDA before a new pharmaceutical or biological product may be approved for marketing in the U.S. generally involves the steps listed below.

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

•For pharmaceutical products, submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its proposed conditions of use, proposed labeling, extensive data related to drug product quality and manufacturing, and certain information with regards to patents related to the proposed drug product;
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

During all phases of clinical development, FDA and regulatory authorities require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators, and certain progress and safety reports must be submitted to the FDA. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all.

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
If, after reviewing the NDA or BLA, the FDA determines that the application cannot be approved in its current form, the FDA sends the applicant a complete response letter (“CRL”) identifying all outstanding deficiencies that preclude final approval. The FDA then halts its review until the applicant resubmits the NDA or BLA with new information designed to address the deficiencies. An applicant receiving a CRL may resubmit the application with data and information addressing all of the FDA’s concerns or requirements set forth in the CRL, withdraw the application without prejudice to a subsequent submission of a related application, or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval is limited to specific diseases and dosages or the indications for use for which approval had been sought. In addition, the FDA may require an applicant to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA or BLA holder conduct new studies, make labeling changes, implement a REMS, and take other corrective measures.
The FDA has a number of programs, including fast track, breakthrough therapy, priority review, accelerated approval, and the Commissioner’s National Priority Voucher Pilot Program, intended to expedite the development or review of products that meet certain criteria, and applicants may explore some of these opportunities for their product candidates, if appropriate. These programs do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
NDA User Fee Program
On September 30, 2022, President Biden signed into law the FDA User Fee Reauthorization Act of 2022, which includes the reauthorization of the Prescription Drug User Fee Act (“PDUFA VII”) from fiscal year 2023 through 2027. The program provides for the continued timely review of new NDAs and BLAs. PDUFA VII enhancements include modernizing the user fee structure, a focus on human resource and financial management improvement including a significant increase in staff capacity and capabilities to support the review of cell and gene therapy products; the creation of capacity planning capability; enhancing use of regulatory tools via benefit-risk, patient-focused drug development, complex innovative trial designs, and model- informed drug development; enhancing staffing for breakthrough therapy reviews; focusing on communication with industry; and exploring real world evidence in regulatory decision-making.
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
Abbreviated New Drug Application
For a generic version of an approved drug product approved under an NDA, an ANDA relies on the FDA’s previous finding of safety and effectiveness for a reference listed drug (“RLD”) and, as a result, may be approved without submission of the same type and extent of information that is requested for a stand-alone NDA to establish the safety and effectiveness of the proposed product. Instead, an ANDA must submit data and information demonstrating the proposed product has the same active ingredient, dosage form, route of administration, and strength, and is bioequivalent to the previously approved RLD indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the RLD. For most orally administered pharmaceutical products, bioequivalence between the RLD and generic is established when there is no statistically significant difference in the rate and extent to which the API in the product is absorbed into the bloodstream. For certain pharmaceutical products, such as topical, locally acting pharmaceutical products, other means of establishing bioequivalence may be required by the FDA. The proposed product also must have the same labeling as the RLD with certain limited exceptions, include certain information regarding patents for the RLD, and must meet the same legal and regulatory standards for drug product quality and manufacturing as NDA products.
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
Additional Regulatory and Compliance Considerations
Patent Provisions
A branded pharmaceutical product is usually protected under patents granted by the U.S. Patent and Trademark Office that allow only the pharmaceutical company that developed the pharmaceutical product to market and sell such product. The sponsor of a branded product must “list” certain patents with the FDA, which in turns publishes that patent information publicly. For a generic pharmaceutical manufacturer to introduce a generic version of a branded product, i.e., an RLD, it must submit to the FDA an ANDA with a certification for each patent listed by the RLD sponsor stating one of the following:
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
The FDCA describes only one circumstance in which an ANDA applicant need not certify to a listed patent. Specifically, when a patent is listed only for a method of use, an ANDA applicant seeking to omit that approved method of use from the generic drug’s labeling can submit a “section viii statement,” acknowledging that a given method-of-use patent has been listed, but stating that the patent at issue does not claim a use for which the applicant seeks approval. Under a section viii statement, the FDA can approve an ANDA for non-patented indications provided the “carved out” labeling that omits the protected use does not render the drug less safe or effective. Filing an ANDA with certifications under Paragraph I or II, referenced above, permits the ANDA to be approved immediately, if it is otherwise eligible. Filing an ANDA with certifications under Paragraph III, referenced above, indicates that the applicant agrees to wait until the relevant patent has expired before seeking final approval of its ANDA. Under Paragraph IV, referenced above, a generic pharmaceutical manufacturer can challenge the patent of the RLD prior to ANDA approval.
If the ANDA for a generic pharmaceutical product has a Paragraph IV certification, the filer must also notify the RLD sponsor and patent holders of the ANDA submission and all Paragraph IV certifications upon acceptance of the ANDA for review by the FDA (the “PIV Notice”). If in response to notice of a Paragraph IV certification, the NDA holder or patent owner initiates a patent infringement action against the ANDA applicant within 45 days of receiving the required notice, approval of the ANDA generally will be stayed for 30 months following receipt of the notice or such shorter or longer time as the court might order.
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
The IRA will permit the Centers for Medicare and Medicaid Services (“CMS”) to negotiate maximum fair prices on up to 60 drugs by 2029, starting with 10 drugs in 2026. The drugs must be approved by the FDA for at least seven years (small molecule drugs) or at least eleven years (biologics). The federal government must consider manufacturer-submitted data including R&D costs, production and distribution costs, market data, and revenue and sales volume data. The government also must consider evidence regarding alternative treatments, including whether a drug represents a therapeutic advance compared to existing therapies and the comparative effectiveness of the drug and therapeutic alternatives, including effects on specific populations (e.g., children, elderly, terminally ill). The IRA also requires Medicare Part D plans to limit beneficiaries’ cost-sharing for insulin products, but does not include an insulin cost-sharing cap for commercial plans. In addition, the current U.S. presidential Administration has taken a number of executive actions intended to lower drug prices, underscoring the fluid nature of U.S. drug pricing policy. For example, in May 2025, the Administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs HHS and other agencies to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. HHS subsequently issued guidance indicating the MFN target price is the lowest price paid in an Organization for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. It is currently unclear whether and to what extent these measures will be implemented.

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

In addition, any changes to or reductions in funding for the Medicaid program or the federal 340B drug pricing program (which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities), including as a result of the July 4, 2025, enactment of the One Big Beautiful Bill Act (“OBBBA”), could have a material impact on our business. It is unclear what, if any, legislative proposals may be adopted or how governmental bodies and private payors will respond to such healthcare reform. As such, we cannot predict the impact of potential legislation on our business and cannot guarantee that such legislation will not have a material adverse effect on our financial condition and results of operations.
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
Other Regulatory Requirements
We are subject to the Maximum Allowable Cost Regulations, which limit reimbursements for certain generic prescription drugs under Medicare, Medicaid, and other programs to the lowest price at which these drugs are generally available. In many instances, only generic prescription drugs fall within the regulations’ limits. Generally, the pricing and promotion of, method of reimbursement and fixing of reimbursement levels for, and the reporting to federal and state agencies relating to drug products is under active review by federal, state and local governmental entities, as well as by private third-party reimbursors and individuals under whistleblower statutes. At present, the DOJ and U.S. Attorneys Offices and State Attorneys General have initiated investigations, reviews, and litigation into industry-wide pharmaceutical pricing and promotional practices, and whistleblowers have filed qui tam suits. We cannot predict the results of those reviews, investigations, and litigation, or their impact on our business. For further detail, see Note 19. Commitments and Contingencies.

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
On the federal level we are subject to a number of sector specific regulations. The federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the 21st Century Cures Act, Public Law 116-321, any amendments thereto, and the regulations that implement these laws (collectively, “HIPAA Law”) impose requirements on covered entities and business associates that address the privacy and security of PHI. In the conduct of our business, we may be either a covered entity or business associate, and we may also be held liable for HIPAA Law violations by our vendors that are business associates. HIPAA Law imposes contracting requirements, requires breach notifications, and establishes rules that standardize the format and content of certain electronic transactions, including eligibility and claims. Violations of HIPAA Law may result in enforcement actions, civil and criminal penalties, and settlement, resolution, and monitoring agreements. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA Law that threaten the privacy of state residents and may negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA Law. While HIPAA Law does not create a private right of action, its standards have been used as a basis for the duty of care in state civil suits, such as those for negligence or recklessness in the handling, misuse, or breach of PHI. HIPAA Law does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health.

Recently, several states have enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. For example, Washington State’s My Health My Data Act restricts how entities collect, use and process “consumer health data,” defined broadly as personal information that is linked or reasonably linkable to a consumer and that identifies the consumer’s health status. Washington State’s My Health My Data Act also creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut, Nevada, and other states have also passed similar laws regarding consumer health data.
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
Human Capital
Workforce Demographics
As of December 31, 2025, we had over 8,500 employees (“Amneal Employees”), excluding approximately 200 employees in our AvKARE segment. Of the Amneal Employees, nearly 2,500 employees were in the U.S. and over 6,000 employees were located outside of the U.S., primarily in India and Ireland. Globally, we hired approximately 2,000 Amneal Employees in 2025, and our total turnover rate was approximately 17.9%. We monitor turnover and regularly evaluate and adapt our human capital management strategies to support our business needs amid a dynamic labor market and increasing competition for talent.
As a global healthcare company, we rely on a workforce with diverse skill sets, perspectives, and experiences to support innovation and consistent execution. During 2025, we continued our AmNeev program, successfully onboarding approximately 68 female employees across targeted capability areas, including injectables, sterile manufacturing, and digital academies. We also continued to build workforce capabilities across key geographies, including the United States and India, to support research, development, and commercialization priorities.
Culture and Values
Our culture is grounded in accountability, integrity, quality, collaboration, and purpose, and supports our mission to deliver high-quality, affordable medicines. Together, we help make essential medicines more accessible for all, and we seek to foster an inclusive, performance-oriented environment that emphasizes ethical conduct, consistent execution, and respect across our global workforce.
Our impact begins with our people who bring our purpose to life and support healthier lives for patients and communities around the world. We emphasize open communication and employee engagement through programs such as Amneal Listens, a global listening approach that includes engagement surveys and periodic pulse checks. These mechanisms provide employees with opportunities to share feedback, which leadership reviews to help inform workplace practices, talent development efforts, and organizational priorities.
Employee Well-Being
We are committed to supporting the well-being of our employees across our global operations. Our approach to employee well-being is focused on creating a safe, supportive, and respectful work environment that enables employees to perform effectively while balancing professional and personal responsibilities.
Through our AmWell program, we promote well-being through a combination of workplace practices, policies, and programs designed to support physical, mental, and emotional health. These include access to health and wellness resources, employee assistance programs, and benefits offerings that vary by geography and are designed to be competitive within local markets. Workplace safety, compliance, and quality are foundational elements of our approach to employee well-being. In 2025, we enhanced our wellness offerings in India to include onsite annual health check-ups, with approximately 88% of eligible employees participating.
We also support well-being through leadership and manager development, with an emphasis on effective communication, accountability, and supporting teams through periods of organizational change, as well as by emphasizing employee feedback.
Total Rewards
Our total rewards philosophy is designed to support the attraction, retention, and motivation of a skilled global workforce while aligning employee interests with our business objectives and performance. Our total rewards programs are intended to be competitive within relevant labor markets and are structured to reflect local market practices and regulatory requirements.

Total rewards generally include a combination of base compensation, performance-based incentives, and benefits. Compensation programs are designed to reflect role responsibilities, individual performance, and market considerations. Incentive programs, where applicable, are aligned with business priorities and are intended to encourage accountability, performance, and alignment with company objectives.
Benefits offerings vary by geography and may include health and welfare programs, time-off policies, and other employee benefits designed to support employee well-being.
Talent Development
We support talent development through a combination of formal learning programs, on-the-job training, and career development frameworks. In 2025, we continued to invest in global learning initiatives, leadership development programming, external partnerships to extend learning opportunities, and targeted capability-building efforts focused on technical and manufacturing skill sets. We also reinforced leadership alignment around enterprise-wide priorities through initiatives emphasizing collaboration, performance, and effective execution, supporting organizational agility, scalability, and capability development.
We also enhanced our talent management capabilities via My Amneal Career, an AI-enabled platform focused on expanding organization-wide skills and talent visibility, supported by leadership engagement and broad employee participation with 70% of global employees completing their My Amneal Career Talent Profile.
Employee feedback informs the evolution of our talent development practices. Through listening mechanisms such as engagement surveys and pulse checks, we gather input on development needs and workplace experiences, which leadership reviews to help guide training priorities and program enhancements. We also emphasize internal mobility, talent continuity, and role coverage as part of our broader talent strategy to strengthen our talent pipeline and support the retention of critical skills in a competitive labor market.
Employee Engagement
Employee engagement is an important component of our approach to human capital management.
We promote engagement through regular communication, leadership accessibility, and opportunities for employees to provide feedback. Programs such as Amneal Listens, which include engagement surveys and periodic pulse checks, enable employees to share perspectives on workplace experiences, communication, and organizational effectiveness. Leadership reviews this feedback to help identify trends, assess areas for improvement, and inform management practices.
Engagement is further supported through manager effectiveness, collaboration across teams, and initiatives that encourage inclusion and connection within the workplace, particularly during periods of change or growth.
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

Operational and Competitive Risks

If we cannot successfully develop or commercialize new products, our operating results will suffer.

Developing and commercializing a new product is time consuming, costly and subject to numerous obstacles. Our future results of operations depend on our ability to successfully commercialize new products in a timely manner. Key challenges include:

•developing products in a timely and cost-efficient manner and in compliance with regulatory requirements, including delays associated with the FDA review listing and approval process, any policy, regulatory or other changes to FDA processes, and our ability to obtain required regulatory approvals in a timely manner, or at all, and maintain such approvals if obtained;
•the success of our clinical testing process to ensure the safety and effectiveness of new products or bioequivalence to the reference listed drug;
•legal action may be brought against our generic drug products by our branded drug product competitors, including patent infringement claims among others;
•securing, on commercially reasonable terms, raw materials, including APIs and other key ingredients necessary to develop of our drug products; and
•scaling-up manufacturing to meet demand in compliance with regulatory requirements.

Because of these hurdles, some of our products may not receive necessary regulatory approvals on a timely basis or at all, which may result in unsuccessful development or commercialization of new products.

Separately, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as potential contractual disagreements with regard to terms such as license scope or termination rights. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing, marketing or licensing products will be recouped, even if we are successful in commercializing those products.

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
•a company’s ability to use and integrate artificial intelligence;
•product appearance and labeling; and
•a company’s breadth of product offerings.

Many of our competitors have longer operating histories and greater financial, R&D, marketing and other resources than we do. Consequently, they may be able to develop products and/or processes competitive with, or superior to, ours. Furthermore, we may not be able to (i) differentiate our products, (ii) successfully develop or introduce new products, on a timely basis or at all, that are less costly, (iii) integrate new systems or technology, such as AI, as quickly or successfully, or (iv) offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technology advances and consolidation continues. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

Our principal competitors in the U.S. generic and biosimilar pharmaceutical market, where we primarily compete, are Teva Pharmaceutical Industries Ltd., Viatris Inc., Sandoz Group, Pfizer Inc., Fresenius Kabi KGaA, Hikma Pharmaceuticals PLC, Dr. Reddy’s Laboratories Ltd., Amphastar Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., Lupin Pharmaceuticals, Inc., Zydus Pharmaceuticals USA Inc., and Aurobindo Pharma Limited. Our principal competitors in the specialty pharmaceutical market include Supernus Pharmaceuticals, Inc., Jazz Pharmaceuticals PLC, AbbVie Inc. and Alkermes PLC. Our competitors in the AvKARE segment are other wholesalers, including Cardinal Health, Inc., Cencora, Inc., McKesson Drug Co., and manufacturers / re-packagers such as Golden State Medical Supply.

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

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. Authorized generic drug products are generic drug products that are introduced by brand companies, either directly or through third parties, under the brand’s NDA approval. Authorized generics do not face any regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the FTF ANDA applicant. The sale of authorized generics adversely impacts the market share of a generic drug product that has been granted 180 days of marketing exclusivity. Authorized generic drug products present a significant source of competition for us and can materially decrease the profits that we could receive as an otherwise exclusive marketer of a generic drug product. Such actions have the effect of reducing the potential market share and profitability of our generic drug products and may inhibit us from developing and introducing generic pharmaceutical drug products corresponding to certain branded drugs.

If we fail to obtain exclusive marketing rights for our products or fail to introduce our products to the market timely, our revenues, gross margin and operating results may decline significantly.

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

With respect to our generic products, ANDAs containing Paragraph IV certifications often become subject to patent litigation that can be both lengthy and costly. There is no certainty that we will prevail in any such litigation, that we will be the first to file, or, if we are granted the 180-day marketing exclusivity period, that we will not forfeit such period. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other first filers. In addition, branded drug product companies often authorize a generic version of the corresponding branded drug product to be sold during any period of marketing exclusivity that is awarded, which reduces gross margins during the marketing exclusivity period. Branded drug product companies may also reduce the price of their branded drug product to compete directly with generic drug products entering the market, which would similarly have the effect of reducing gross margins. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant forfeits the 180-day marketing exclusivity.

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

With respect to our branded products, generic equivalents for branded pharmaceutical products are typically sold at lower prices than the branded products. The regulatory approval process in the U.S. and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and relies instead on the safety and efficacy of prior products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product often switch to the generic version. In addition, legislation enacted in most U.S. states allows, or in some instances mandates, a pharmacist to dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch-Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues and gross profit following the introduction of a competing generic product, even if subject to an existing patent. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because either (i) there is no proprietary protection for some of the branded pharmaceutical products we sell, (ii) our patent protection expired or (iii) our patent protection is not sufficiently broad or enforceable. For example, in 2025, we lost exclusivity for RYTARY®, an extended-release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease.

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

Third parties could illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective and can be life-threatening because they may contain harmful substances, the wrong dose of the API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

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

Our success depends on how the market views our Company and the safety and quality of our products. Incidents of product misuse may occur, and these events, among others, could result in additional regulatory controls (including requirements for additional labeling and REMS programs), product recalls, and product liability actions, and result in additional political, regulatory, and other scrutiny. The reporting of adverse safety events involving our products, including instances of product misuse, and public perceptions about such events, could cause our product sales to decline or experience periods of volatility. If any of our products or similar products that other companies distribute are subject to market withdrawal or recall or misused or are proven to be, or are claimed to be, harmful to consumers, and if any negative publicity associated with any of the foregoing occurs, then this could have a material adverse effect on our reputation, business, results of operations, and financial condition.

We also face risks resulting from public criticism of drug pricing resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive. Even if we may have reduced the prices we charge our customers for certain products, often consumers do not see similar reductions in the prices they paid. Any downward pricing pressure on the price of certain of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the DOJ issued subpoenas to pharmaceutical companies, including us, seeking information about the sales, marketing and pricing of certain generic drugs. See Note 19. Commitments and Contingencies for additional information on the DOJ investigation and other governmental inquiries. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended December 31, 2025, our significant product families (defined as our top five products by annual revenue including both our Affordable Medicines and Specialty segments) accounted for 25% of our consolidated net revenue. The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

Our approved products may not achieve expected levels of market acceptance.

Even if we receive regulatory approvals for our new products, such products’ success depends upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:
•the availability and pricing of alternative products from our competitors;
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

Some of these factors will not be in our control, and our products may not achieve expected levels of market acceptance. Additionally, increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety and efficacy of products currently or previously marketed by us. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

We may discontinue the manufacture and distribution of certain existing products, which may adversely impact our business, results of operations and financial condition.

We continually evaluate the performance of our products and may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that our decision to discontinue various products is prudent if market conditions change. In addition, we cannot assure you that the discontinuance of products will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. In the event that we decide to sell the discontinued product, we may not be able to find a purchaser for such products or the purchase price obtained may not be equal to at least the book value of the net assets for such products. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from among our discontinued products, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of products, which could have a material adverse effect on our business, results of operations and financial condition.

Manufacturing or quality control problems may damage our reputation for quality production, demand costly remedial activities and negatively impact our business, results of operations and financial condition.

We must comply with requirements of the FDA, DEA and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. We must register our facilities, whether located in the U.S. or elsewhere, with the FDA as well as regulatory authorities outside the U.S., and our products must be made in a manner consistent with cGMP, or similar standards in each territory in which we manufacture. The failure of one of our facilities, or a facility of one of our third-party suppliers, to comply with applicable laws or regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility.

In addition, the FDA, DEA and other agencies periodically inspect our manufacturing facilities. Following an inspection, agencies have in the past issued, and may in the future issue, a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. For example, in August 2025, the FDA issued a Warning Letter to our manufacturing facility in Gujarat, India, following an inspection that identified certain deficiencies. The inspection has been classified as Official Action Indicated. While we are actively implementing corrective actions and engaging with the FDA, we cannot assure that these actions will be deemed adequate or that additional enforcement actions will not occur. Further, although we remain committed to continuing to improve our quality control and manufacturing practices the FDA may not be satisfied with our corrective actions or our quality control and manufacturing systems and standards. Failure to comply strictly with these regulations and requirements, or our failure to remedy any deficiencies, may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. Because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations and/or any actions by the FDA and other agencies as described above could have a material adverse effect on our business and financial results.

Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.
Our four largest customers, Cencora, Inc., McKesson Drug Co., Cardinal Health, Inc. and CVS Health Corporation, accounted for approximately 71%, 70% and 70% of total net sales of products for the years ended December 31, 2025, 2024 and 2023, respectively. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material impact on our future operating results and financial condition. In total, we currently have over 1,300 customers (including over 1,100 customers specific to our AvKARE segment), some of which are part of large purchasing groups.

Customer consolidation could cause declines in sales volume and the prices of our products, which could have a material adverse effect on our business, financial position and results of operations.

Our ability to successfully commercialize any generic or branded pharmaceutical product depends in large part upon the acceptance of the product by third parties, including pharmacies, government formularies, other retailers, physicians and patients. Therefore, our success will depend in large part on market acceptance of our products. We rely on a relatively small number of drug wholesalers and retail drug chains to distribute our products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, potentially enable such groups to demand larger price discounts on our products. For example, large wholesalers and retailer customers have formed alliances, such as Walgreens and Cencora, Inc., Rite Aid and McKesson Drug Company, and CVS Caremark and Cardinal Health. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

Supply chain disruptions could have a material adverse effect on our business, financial position and results of operations.

We purchase the bulk of the raw materials essential to our manufacturing business, particularly the chemical compounds comprising the API, as well as certain finished goods, from third parties. If we experience supply interruptions or delays, or if a supplier discontinues the sale of certain products, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. For example, we may need as long as 24-30 months to find and qualify a new sole-source supplier. If we receive less than one year’s notice of termination from a sole-source supplier that intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Any significant supply interruption could have a material adverse effect on our business, condition (financial and otherwise), prospects and results of operations. To date, although we have experienced occasional interruptions in supplies, we have experienced no significant difficulties in obtaining raw materials. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. The amount of time required for the FDA to qualify a new supplier and confirm that our manufacturing processes meet the necessary standards could cause delays and could, depending on the particular product, have a material adverse effect on our results of operations and financial condition.

Changes in trade policy, including the imposition of tariffs may affect our business, results of operations and financial condition.

We are subject to certain trade and tariff requirements imposed by the U.S. and various foreign governments. The great majority of our net sales rely on finished dosage forms (“FDF”) or API produced in the U.S. or India. We have limited reliance on imports from Europe and China, and no reliance on imports from Mexico or Canada.

Since taking office in 2025, President Trump has announced a number of tariff actions, and while there are currently no reciprocal tariffs on pharmaceutical products imported into the U.S., this can change at any moment. On February 1, 2025, the Administration imposed a 10% tariff on all products from China under the International Emergency Economic Powers Act, (50 U.S.C. 1701 et seq) (the “IEEPA”), and related authorities as announced in the Federal Register Notice and Executive Order 14195 dated February 1, 2025 (as amended). On February 20, 2026, the Supreme Court of the United States issued an opinion ruling that President Trump’s tariffs exceeded presidential authority under the IEEPA, which had the effect of invalidating the tariffs imposed thereunder to date.

On April 14, 2025, the Department of Commerce Bureau of Industry and Security (“DOCBIS”) announced that it had initiated, as of April 1, 2025, a broad investigation under section 232 of the Trade Expansion Act to determine the effects on national security of imports of pharmaceuticals (i.e. FDF, API, key starting materials, derivatives, and medical countermeasures), including whether trade remedies such as tariffs should be imposed. This investigation covers both generic and brand products. On September 26, 2025, DOCBIS announced that it had initiated, as of September 2, 2025, a separate Section 232 national security investigation of imports of personal protective equipment, medical consumables (including syringes and intravenous bags), and medical equipment (including devices). These Section 232 investigations are ongoing. On February 20, 2026, President Trump imposed a 10% global tariff for 150 days under Section 122 of the Trade Act of 1974. FDF and API are exempt from the Section 122 tariff as of the date of this filing.

Given the global nature of pharmaceutical supply chains, any changes to historically prevailing tariff requirements could impact us and our industry by increasing costs, affecting product availability, and/or disrupting supply chains. The Company is closely monitoring these tariff and trade developments, which remain uncertain and unpredictable.

A U.S. government shutdown could adversely impact our regulatory, operational and financial performance.

We rely heavily on timely interactions with the FDA, the DEA, and other agencies of the U.S. federal government for, among other things, new product reviews and approvals, procurement quotas for controlled substances, facility inspections, and regulatory guidance. During a government shutdown, delays in these interactions could negatively impact our regulatory, operational and financial performance.

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

Developing a new generic drug product often starts several years before the brand-name drug equivalent patent expires. The development process, including drug formulation, testing, and FDA review and approval, often takes three or more years, and is informed by factors outside of our control, including but not limited to, FDA staffing and policy changes. This process requires that we expend considerable capital to pursue activities that do not yield near-term returns. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the over-the-counter (“OTC”) market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.

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

There are a number of risks and uncertainties associated with clinical trials. The results of clinical trials may not be indicative of results from large scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless affect the clinical trial results. In addition, side effects experienced by the patients may cause delay of approval or limit the profile of an approved product. Moreover, our clinical trials may not demonstrate sufficient safety and efficacy to obtain approval from the FDA or foreign regulatory authorities. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Even if the FDA or foreign regulatory authorities approve certain products developed by us, we cannot provide assurance that such regulatory authorities will not subject marketing of such products to certain limits on indicated use.

Developing and commercializing branded pharmaceutical products is generally more costly than developing and commercializing generic products. To grow and achieve success in our branded product business, we must continually identify, develop, acquire and license new products that we can ultimately market. Difficulties and uncertainties inherently exist in pharmaceutical R&D, resulting in a high rate of failure in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or IP rights of others. Products that do reach the market may ultimately be subject to recalls or other suspensions in sales. Delays and uncertainties in the FDA or foreign regulatory approval processes can result in delays in product launches and lost market opportunity. Because of a high rate of failure in the R&D process of new products, a significant risk exists that funds invested in R&D will not generate financial returns. We cannot be certain when or whether any of our products currently under development will be approved or launched or whether, once launched, such products will be commercially successful. We may be required to spend several years and incur substantial expense in completing certain clinical trials. The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market. We rely on independent third-party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations. If regulatory authorities determine that we have not complied with regulations in the development of a product candidate, they may refuse to accept trial data from the site and/or not approve the product candidate, and we would not be able to market and sell that product. If we are not able to market and sell our products after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

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

We may seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such transactions may involve significant integration challenges, operational complexities (such as receipt of stockholder and/or regulatory approvals) and time consumption, adversely affect liquidity and require substantial resources and effort. It may disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we conduct business. Further, if we are unable to realize synergies or other benefits expected to result from any such transactions, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. Acquisitions may also have hidden costs, including unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Finally, acquisitions can also involve litigation and/or post-transaction disputes, including with the counterparty regarding purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, among other matters.

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

We depend on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. We regularly collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our IT systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our IT infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use IT networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our IT infrastructure; as a result we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our IT systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, vendors, or malicious third parties using phishing or ransomware attacks. Our systems may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including as a result of extreme weather events, such as fires, floods, hurricanes, or tornadoes or as the result of the use of AI or other new technologies. For example, in 2024, CrowdStrike Holdings, Inc., a cybersecurity vendor, distributed a faulty software update that caused widespread problems with computers running Microsoft Windows as their operating system, which impacted individual, business and government users globally. While the Company was impacted by this faulty update, affected systems were remediated within seven business days, with minimal disruption and no material impact to the Company.

Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to mitigate these risks. Like other public companies, our computer systems and those of our third-party vendors and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious code (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations, which have caused, and may continue to cause, disruptions to our operations. For example, we have been the victim of attempted phishing email attacks, some of which have been successful in evading detection and blocking. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. Over time, however, the sophistication of these threats continues to increase. Our reliance on unsupported and vulnerable operating systems and other software in certain cases may increase both the likelihood and potential severity of cyber incidents. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. Our efforts may not prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Failure to successfully implement a new enterprise resource planning system could have a material adverse effect on our business, results of operations and financial condition.

We rely on information technology systems for critical functions, including supply chain management, transaction processing, finance, human resources, sales order management, compliance, and reporting. In 2025, we began a multi-year enterprise resource planning (“ERP”) system implementation for certain parts of our business to integrate and modernize these processes. If the ERP system is not implemented as planned or does not operate effectively, it could disrupt operations, increase costs, and impair our ability to manage our business and maintain effective internal control over financial reporting.

Artificial intelligence-based platforms may present new risks and challenges to our business.

AI technologies may exacerbate existing risks, including risks associated with data privacy, cybersecurity, IP, healthcare fraud and abuse, drug development and manufacturing, and risks to patients or human subjects in clinical trials. AI introduces new risks, due to the autonomous nature of the technology, which, in some cases, may be deployed to perform tasks, inform decisions, automate decisions, and make predictions, sometimes using unverified or false information. AI may amplify biased and discriminatory decision making, perform unreliably and malfunction, generate difficult-to-interpret insights, and cause direct harm to individuals or groups.

Regulators are proposing, adopting, and implementing new AI laws and regulations. Such laws and regulations may require us to change our business practices and policies and may create substantial compliance-related costs. Regulators are also using existing laws and regulations to take enforcement actions related to the deployment of AI in ways that result in non-compliance. If we fail to comply with AI laws and regulations, we may be subject to sanctions, fines, and reputational damage, orders to stop certain processing of personal data, orders to delete certain data or destroy AI algorithms derived from data collects, legal action on behalf of impacted individuals or other enforcement or actions. If we or our vendors using AI technologies fail to take steps to protect our confidential data, trade secrets, IP and personal data, we may be subject to legal, regulatory, financial, and reputational risks.

AI technologies present significant opportunities and risks to our business. Harnessing AI’s transformative potential may enable us to speed up the discovery and development of new drugs, optimize our manufacturing processes, and drive efficiencies. Our failure to use AI technologies in a way that maintains trust, quality, and control in our business activities and to capitalize on opportunities presented by AI may also place us at a competitive disadvantage. Investments in AI may not realize the benefits that were anticipated. Failure to address AI risks could reduce our ability to deliver strategic objectives.

The majority of our products are produced at a limited number of locations, and a business interruption at one or more of these locations or within our supply chain could have a material adverse effect on our business, financial position and results of operations.

We produce the majority of the products that we manufacture at our manufacturing facilities in New York, New Jersey and India, as well as at certain third-party suppliers, one of which is located in Taiwan. Disruptions at these facilities or within our supply chain can occur for many reasons, including events unrelated to us or beyond our control, such as fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, pandemic diseases or viral contagions, and acts of war or terrorism. For example, in November 2023, the Houthi movement, which controls parts of Yemen, began attacking merchant ships in the Red Sea disrupting global supply chains. Although conditions improved at times during 2024, attacks and threats continued into 2025, and shipping disruptions could resume or worsen. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of extreme weather events experienced over the past several years presents an alarming trend. Extreme weather events have compromised our facilities in the past and may do so in the future. Furthermore, work stoppages, whether union-organized or not, can also disrupt operations. Business interruption could also be caused by compliance failures. A significant disruption at any of these facilities or otherwise within our supply chain, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis or at all, which could have a material adverse effect on our business, financial position and results of operations.

Catastrophic events, including severe weather events, war and terrorist attacks, may negatively affect our business and results of operations.

We rely on our internal technology systems and websites to run our business as well as our or our third-party partners’ physical facilities, such as our R&D or manufacturing premises. In addition, we rely on third-party hosted services. A disruption, infiltration or failure of these systems, facilities or third-party hosted services in the event of a hurricane, tsunami, tornado, earthquake, wildfire or flooding or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of IP, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from conducting our day-to-day activities and could disrupt the operation of our supply chain. For example, we source some of our APIs from the Middle East region, and the armed conflicts that have escalated in the area since October 2023 could threaten our ability to obtain these important inputs. Additionally, the heightened military conflict between India and Pakistan in May 2025 created regional instability that could disrupt suppliers and logistics partners located in South Asia. Separately, certain of our products utilize a contract manufacturing company in Taiwan, and an escalation of tensions between China and Taiwan could impair or prevent altogether our ability to source these products. A catastrophic event that results in the destruction or disruption of any of our or our third-party partners’ business centers, manufacturing facilities, data centers, R&D facilities, or our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event. Additionally, the impacts of the changing weather on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Our business interruption plans may be insufficient to mitigate these, and any other, catastrophic events.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to governance and sustainability-related matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market LLC (“Nasdaq”) and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, making compliance more difficult and uncertain. In addition, certain regulators, customers, investors, employees and other stakeholders focus on sustainability matters and related disclosures. Concern over climate change and the impacts of severe weather events may also result in new or additional legal or regulatory requirements designed to mitigate the effects of those impacts on the environment and businesses. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, as well as an increase in costs associated with monitoring, tracking and reporting sustainability-related information to regulatory bodies, which may adversely affect our business, results of operations or financial condition. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. These opposing views may also be adopted by certain of our investors.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, uncertainty, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, in 2023 the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, laws which would, if they survive an ongoing legal challenge, impose broad climate-related disclosure obligations on certain companies doing business in California, including us. Other U.S. states’ legislatures are considering enactment of similar rules and regulations. In addition, the European Union (“EU”) enacted the Corporate Sustainability Reporting Directive (“CSRD”) legislation in January 2023 which requires certain reporting and disclosure relating to sustainability matters for companies whose business and assets exceed certain thresholds within EU countries, including non-EU groups with EU subsidiaries. During 2025, CSRD was subject to proposals that, when adopted (which is expected during 2026), would significantly reduce the scope and substance of the reporting obligations; however, due to our subsidiaries in Ireland, the CSRD’s so-called “third country” requirements may apply to us for reporting in 2029 in respect of the 2028 financial year, depending on the level of revenue generated by such subsidiaries, which would require significant preparatory work to comply with the reporting rules. Developing and acting on initiatives within the scope of sustainability, and collecting, measuring and reporting sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards and differing proposals offered by various regulatory bodies. We may also communicate certain initiatives and goals regarding environmental matters, workforce management and talent retention, responsible sourcing, social investments or other sustainability-related matters in our responsible business report or other public documents. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, for any revisions to these goals, or for failure to achieve such goals. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic and/or biosimilar pharmaceutical products, as well as patent infringement litigation in which other generic/biosimilar companies challenge the validity or enforceability of our patents and/or their applicability to their generic/biosimilar pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. As part of the Medicare Prescription Drug and Modernization Act of 2003, companies, including us, are required to file with the FTC and the DOJ agreements entered into between branded and generic and/or biosimilar pharmaceutical companies related to the manufacture, marketing and sale of generic/biosimilar versions of branded drugs for their review. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” patent settlement agreements between brand and generic/biosimilar companies could violate the antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason” test to determine whether they violate the federal antitrust laws. This holding has resulted in heightened scrutiny of such settlement agreements by the FTC and state and local authorities, and has increased the risk of liability in pending antitrust litigation brought by private plaintiffs. The FTC has brought actions against parties to such settlement agreements, including us, and we have become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, have also become more active in bringing private litigation claims against us and other brand and generic/biosimilar pharmaceutical companies alleging that such settlement agreements violate the antitrust laws. Accordingly, we have in the past received and may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, state and local authorities, or private plaintiffs, may commence an action against us alleging violations of the antitrust laws. We have been and are currently involved in private antitrust actions involving certain settlement agreements as described in Note 19. Commitments and Contingencies — Other Litigation Related to the Company’s Business.

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

We manufacture and derive a portion of our revenue from the sale of pharmaceutical products in the opioid class of drugs. HHS has declared the widespread addiction to and abuse of such products a public health emergency, and the federal government has also announced plans to increase federal oversight on opioid sale and consumption. These plans, along with changing public and clinical perceptions of opioid products and the risks relating to their use may result in the imposition of even stricter regulation of such products and further restrictions on their sale and use. For instance, the DEA has recently increased its scrutiny and regulation over the manufacture, distribution and sale of opioid products, which may require us to incur significant expenses to comply with such regulations. As discussed in further detail in Note 19. Commitments and Contingencies, we received a subpoena from the DEA in December 2025 related to certain controlled substance-related activities. We derive substantial revenues from the sale of certain controlled drug substances that are subject to specific aggregate production quotas established and administered by the DEA in accordance with governing laws and regulations. Our inability to secure our quota allocation, the DEA’s decision to allocate quota in an amount less than the amount we requested, or a delay by the government in the issuance of the quota for these substances can result in a substantial impact to our revenues.

State governments have also taken steps to impose surcharges or taxes on opioid manufacturers or distributors. Any new or stricter regulations imposed by governmental authorities such as the DEA related to opioid products, as well as a potential increase in opioid-related litigation involving us, could result in material adverse effects on our business and results of operations. Refer to Note 19. Commitments and Contingencies — Civil Prescription Opioid Litigation for more information regarding opioid-related litigation, including a nationwide settlement in principle, involving us.

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

Any adverse outcome in these types of actions, or the imposition of penalties or sanctions for failing to comply with fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Some of the statutes and regulations that govern our activities, such as federal and state anti-kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn. While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies. In particular, the FDA, the DOJ, the FTC, and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacturing and/or distribution activities, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

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

Congress may institute changes to the FDA’s user fee structures, such as implementing new or additional fees similar to the fees imposed under GDUFA III, which may make it more difficult or expensive for us to obtain approval for our new generic products. The FDA may also implement changes to the ANDA approval or post-approval regulatory requirements that may directly affect some of our ANDA filings pending approval from the FDA or our already-approved products, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects or the marketing of certain approved products. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus may have a material adverse effect on our business, results of operations and financial condition.

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

As part of commercializing our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from governmental authorities and private health insurers and other organizations, such as HMOs and managed care organizations (“MCOs”). The drug pricing reforms in the IRA have impacted, and may impact in the future, the prices of certain of our products. For example, rebates related to the IRA reduced our net revenue for each of the years ended December 31, 2025 and 2024 by $8.0 million. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as “healthcare reform.” A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. For example, the legislation includes measures that (i) significantly increase Medicaid rebates through the expansion of the program; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) apply a 75% discount to Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the CMS within HHS.

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

There is significant fiscal pressure on the Medicare and Medicaid programs, and the introduction and enactment of new laws and amendments to existing laws to lower the costs of the program are possible. Such laws and amendments could materially adversely affect our anticipated revenues and results of operations. For example, enacted in July 2025, OBBBA contains provisions that may reduce future Medicare reimbursement rates due to deficit-driven sequestration provisions. Similarly, certain provisions contained in OBBBA may have the effect of reducing participation in Medicaid on a national basis. Changes to Medicaid eligibility or enrollment procedures could reduce the number of covered individuals and decrease demand for our products. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on our business. Future rulemaking and reform, including repeal of existing laws, including healthcare reform laws, with respect to the healthcare and pharmaceutical industries, could increase rebates, reduce prices or the rate of price increases for healthcare products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rule making, reform or repeal of healthcare laws.

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

As of December 31, 2025, we had $2.7 billion of total indebtedness, comprised of $2.1 billion and $600.0 million in borrowings outstanding on the Term Loan Due 2032 and Senior Notes Due 2032, respectively. As of December 31, 2025, we had an ability to borrow up to an additional $678.2 million under our revolving credit facilities, comprised of $595.2 million and $83.0 million of available capacity under the 2025 Revolving Credit Facility (as defined and described in Note 14. Debt) and the Amended and Restated Rondo Revolving Credit Facility, respectively.

Our substantial level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;
•expose us to unhedged interest rate fluctuations because the interest on certain debt under the credit facilities is imposed at variable rates;

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors which may be beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2025, we had approximately $2.7 billion of total indebtedness. During 2026, we expect to make $21.0 million in principal payments on the Term Loan Due 2032. No principal is due on the Senior Notes Due 2032 until maturity. We expect to make interest payments totaling $193.9 million, excluding the impact of our interest rate swap, during 2026 related to the Term Loan Due 2032 and Senior Notes Due 2032. Refer to Note 14. Debt and “Commitments and Contractual Obligations” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Our international operations may be adversely affected by general economic conditions (including inflation, expropriation and other government actions), economic and fiscal policy (including changes in exchange rates and controls, tariffs, interest rates and taxation policies), changes in IP protections and remedies, trade regulations, tax laws, and increased government regulation (including those affecting approval, production, pricing, and marketing of, reimbursement for and access to our products). With respect to India, our operations could also be adversely affected by any reversal of India’s recent economic liberalization and deregulation policies, as well as social instability and other political, economic or diplomatic developments in the future. In addition to risks specific to India, our international operations may also be affected by broader geopolitical and economic conditions in other regions, such as the realignment of alliances. Some markets have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, armed hostilities or unstable government and legal systems could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, our international operations may subject us to heightened scrutiny under the Foreign Corrupt Practices Act or similar anti-bribery laws, and could subject us to liability under such laws despite our efforts to comply. Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable. Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments) or other means of cost control. Further, notwithstanding our compliance programs, there can be no assurances that our policies will prevent our employees or agents from violating any applicable laws or protect us from any such violations. Additionally, we cannot predict the nature, scope or impact of any future regulatory requirements that may apply to our expanding international operations or how foreign governments will interpret existing or new laws.

Escalating geopolitical tensions or military conflict between India and Pakistan could disrupt our operations, supply chain, or workforce in the region, potentially resulting in production delays, increased costs, or reduced availability of key materials. Any sustained instability in the region could also impair our ability to maintain reliable logistics, regulatory continuity, or business continuity planning across affected jurisdictions.

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

In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate. The “Pillar One” global profit allocation proposal currently applies only to the largest and most profitable multinational enterprises and, as proposed, generally applies to companies with global revenues exceeding €20 billion (approximately $23 billion using the exchange rate as of December 31, 2025). The “Pillar Two” proposal focuses on a global minimum tax of at least 15%. Legislation for the Pillar Two proposal, applying to us, has been enacted in Ireland, and was effective with the financial year beginning on January 1, 2024. As the tax rates of the other jurisdictions in which we operate exceed 15%, we do not believe there is any potential additional exposure besides in Ireland.
We assessed that no top-up tax under Pillar Two of the OECD Inclusive Framework on Base Erosion and Profit Shifting is expected to be due for the year ended December 31, 2025. This assessment is based on the application of safe harbor provisions available in all relevant jurisdictions including UK, Germany, Ireland, Switzerland, U.S. and India.

Changes in tax laws could have a material adverse effect on our business, results of operations, or financial condition.

The recently enacted OBBBA introduces significant changes to U.S. healthcare programs, including Medicaid, Medicare, and Affordable Care Act marketplaces. These changes may reduce federal healthcare spending and alter eligibility requirements, which could result in fewer individuals having health coverage. Reduced coverage could lead to lower prescription volumes and decreased demand for our products. Additionally, OBBBA includes provisions that may increase compliance obligations and administrative complexity for manufacturers participating in government programs. These changes could require additional resources and may increase our costs. The full impact of OBBBA is uncertain and will depend on implementation details and potential state-level actions. These developments could adversely affect our business, results of operations, or financial condition.

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

We are a party to a tax receivable agreement (“TRA”) with each of the members of the Amneal Group. On November 7, 2023, the TRA was amended as part of the Reorganization, and it may be further amended or supplemented from time to time. Under the November 7, 2023 amendment, the parties agreed to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized tax benefits. Therefore, under the TRA, we will be required to make cash payments to the Members and their permitted transferees equal to 75% of certain attributed tax benefits, if any, that we actually realize. The amount of cash payments that we will be required to make under the TRA may be significant.

For the years ended December 31, 2025, 2024 and 2023, we recorded expenses associated with the TRA in total other expense, net of $6.6 million, $50.7 million and $3.1 million, respectively, as a result of the realization of cash tax savings from the TRA attributes for those years. As of December 31, 2025 and 2024, we had a TRA liability of $57.5 million and $53.9 million, respectively. Should we determine that deferred tax assets (“DTAs”) subject to the TRA with a valuation allowance are realizable in a future period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be significantly impacted by these matters. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. If utilization of our DTAs becomes more-likely-than-not in the future, at such time, we could incur obligations approximating the $129.1 million unrecorded contingent TRA liability as of December 31, 2025.

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

Risks Related to Our Class A Common Stock

The Amneal Group owns nearly a majority of our outstanding Class A Common Stock. The interests of the Amneal Group may differ from the interests of our other stockholders.

As of December 31, 2025, the Amneal Group controlled approximately 48% of the voting power of all of our outstanding shares of common stock. Accordingly, the Amneal Group has substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders could also play a significant role in delaying or preventing a change of control of the Company, even if such a change of control would benefit our other stockholders. This concentrated control could discourage a potential investor from seeking to acquire Class A common stock and, as a result, might harm the market price of that Class A common stock.

Pursuant to the Third Amended and Restated Stockholders Agreement, dated November 7, 2023 (as amended to date, the “Stockholders Agreement”), the Amneal Group has the ability to designate and elect a number of directors to our board of directors (the “Board of Directors”) equal to the to the product of (x) the percentage of the shares of our common stock beneficially owned by Amneal Group and (y) the total number of directors comprising the Board of Directors, rounded up to the nearest whole number, provided, that such rounding shall not result in the Amneal Group having the right to designate a majority of the total number of directors comprising the Board of Directors when the Amneal Group beneficially owns 50% or less of the outstanding shares of our common stock. As of December 31, 2025, five of ten members of our Board have been designated by the Amneal Group. The Amneal Group has significant influence over all matters submitted to our stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to the Amneal Group's agreement to vote in favor of directors not designated by the Amneal Group and such other matters that are set forth in the Stockholders Agreement. The Amneal Group may have different interests than our other stockholders and may make decisions adverse to such interests.

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

The Amneal Group could also transfer its significant holdings in us to a third-party by transferring its shares. In addition, members of the Amneal Group have pledged shares of our Class A common stock to secure borrowings, and other members of the Amneal Group could enter into similar arrangements. In connection with these arrangements, we have entered into agreements with certain Amneal Group members and the lending institutions to whom their securities may be pledged. The voluntary or forced sale of some or all of these shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business.

Future sales of shares by the Amneal Group could cause our Class A Common Stock price to decline.

The significant amount of our Class A common stock held by the Amneal Group is eligible for sale or transfer (subject to certain continuing restrictions). The Amneal Group may elect to sell their shares. If some or all of these shares are sold, or if it is perceived that they will be sold, the trading price of our Class A common stock could decline.

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
•mobile device security control for company-owned and personally-owned devices accessing certain systems;
•domain name service threat detection; and
•internal incident response procedures based on NIST Special Publication 800-61.
We also conduct periodic phishing attack simulations to evaluate users’ vulnerability to emerging email threats. We conduct remediation training where failures occur. On a periodic basis, our cybersecurity team also conducts scenario-based tabletop exercises with critical business teams to simulate disasters and cyberattacks. The tabletop exercises test and fine-tune our business continuity plans and incident response procedures.
Program Assessments
Our cybersecurity processes are evaluated as part of an ongoing assessment of our internal control environment, which are informed by the five pillars of the NIST Cybersecurity Framework (“NIST CSF”). We employ a third-party service provider to conduct periodic penetration tests and scan different parts of our information technology (“IT”) environment for potential vulnerabilities. We prioritize critical or high vulnerabilities for swift remediation. Additionally, we employ a third-party service provider for continuous cybersecurity risk and vulnerability monitoring. We make continuous adjustments to system and network configurations to mitigate or remediate identified vulnerabilities and emerging threats.
Incident Response
Cybersecurity incident response procedures are informed by NIST Special Publication 800-61, and continuously improved following periodic exercises and live incidents. Incident response emphasizes rapid containment following detection of a range of threats including:
•suspicious repeated login failures;
•unusual login patterns;
•suspicious network traffic;
•malware detection; and
•other threats as prioritized through a combination of industry threat intelligence via the Healthcare Information Sharing and Analysis Center and the Company’s security operation center.
Third-party Risk Management
We focus on further building cybersecurity resiliency throughout our value chain. We perform risk management via an industry third-party risk management service provider for all critical vendors, partners, and systems (including third-party hosted information systems) meeting our risk management policy criteria, to minimize the likelihood and impact of malicious cybersecurity incidents. During the onboarding phase, our cybersecurity team under the direction of the Vice President, Global

IT Security, performs a technological risk assessment on, and utilizes certain tools to detect external risk posed by, the vendor, partner and/or system. Vendors identified as posing elevated risk are escalated to senior management for informed risk tolerance determination. Following the onboarding phase, the cybersecurity team continuously monitors risks related to the vendor, partner and/or system. Identified third-party cybersecurity incidents are tracked through the third-party service provider and are communicated to our cybersecurity team upon discovery. We prioritize our mitigation of cybersecurity risks based on relative likelihood and severity (e.g., critical risk, high risk, medium risk, low risk) and document a mitigation plan that details a resolution timeline.
Risks
Identified cybersecurity risks, including third-party risks and internal risks, are documented and managed in a risk register, which is reviewed regularly with leaders of our internal audit, compliance, and IT departments to ensure visibility and consensus in a separation-of-duties structure. Risks are stratified according to a standard calculus of probability, severity, and materiality.
As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business, financial position, results of operations and/or cash flow. However, a significant cybersecurity incident may materially impact our business strategy, results of operations, and financial condition. Such significant cybersecurity incidents include, but are not limited to:

•ransomware infiltrating our critical systems resulting in production delays and/or loss of critical information;
•cyber theft of our IP;
•cyber theft of employee and family member, customer and/or patient information;
•cyberattack on a critical partner that disrupts our supply chain and/or services; and,
•cyberattacks that significantly impact our brand perception.
As discussed more fully under Part 1, Item 1A, Risk Factors, “We depend on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks,” the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Board Oversight and Management’s Responsibilities
Board Oversight
While our Board of Directors is ultimately responsible for risk oversight, committees of the Board of Directors assist in fulfilling oversight responsibilities in certain areas of risk. The Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing risks from cybersecurity threats. The Audit Committee receives cybersecurity updates from IT leadership periodically. When meeting with the Audit Committee, the IT leadership team highlights significant accomplishments and issues related to our IT infrastructure, including cybersecurity incidents, risks, industry trends, notable incidents facing other companies, incident preparedness and other developments. The Audit Committee also receives updates regarding progress on initiatives to further align with the five pillars of the NIST CSF. These briefings are designed to provide visibility to the Audit Committee about the identification, assessment, and management of critical risks, audit findings, and management’s risk mitigation strategies.
Management Oversight
Our IT department, in conjunction with the compliance department, assess and manage risks related to cybersecurity. The Vice President, Global IT Security is the primary management personnel responsible for our cybersecurity program. He has more than twenty years of experience as an information security specialist and holds various cybersecurity professional certifications, including as a Certified Information Security Manager by the Information Systems Audit and Control Association and a Certified Information Systems Security Professional by the International Information System Security Certification Consortium. In addition, the department heads for IT and internal audit have industry recognized credentials and extensive experience in the area of cybersecurity. Specific cybersecurity incidents are tracked by a third-party service provider through a ticketing system.

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
Our significant properties are as follows:

Property Address	Legal Status	Purpose
Bridgewater, New Jersey	Leased	Executive Office
Glasgow, Kentucky	Leased	Administrative, Distribution and Warehouse
Glasgow, Kentucky	Leased	Warehouse
Yaphank, New York	Leased	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Glasgow, Kentucky	Owned	Warehouse
Glasgow, Kentucky	Leased	Warehouse
Piscataway, New Jersey	Leased	Warehouse
Piscataway, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	R&D, Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Manufacturing
Piscataway, New Jersey	Leased	Manufacturing
Branchburg, New Jersey	Leased	Warehouse
East Hanover, New Jersey	Leased	Warehouse
Brookhaven, New York	Leased	Manufacturing, R&D, Quality and Regulatory
Pulaski, Tennessee	Leased	Warehouse and office space
Philadelphia, Pennsylvania	Leased	Warehouse and office space
Fountain Run, Kentucky	Leased	Warehouse and office space
Cashel Co, Tipperary, Ireland	Owned	R&D, Manufacturing
Ahmedabad, Gujarat, India	Owned	Oral Solids Manufacturing and R&D
Matoda, Gujarat, India	Leased	Oral Solids and Injectables Manufacturing and R&D
Ahmedabad, Gujarat, India	Leased	R&D (Injectables), Corporate Office
Ahmedabad, Gujarat, India	Leased	Corporate Office
Mahabubnagar, Telangana, India	Leased	Oncology R&D and Manufacturing
Visakhapatam, Andhra Pradesh, India	Owned	API Manufacturing and R&D
Bharuch, Gujarat, India	Leased	API Manufacturing
Ahmedabad, Gujarat, India	Leased	R&D
Mehsana, Gujarat, India	Owned	Injectables Manufacturing
Ahmedabad, Gujarat, India	Leased	Office space
Ahmedabad, Gujarat, India	Owned	Injectables Manufacturing and R&D
Mumbai, Maharashtra, India	Leased	Office Space
Ahmedabad, Gujarat, India	Leased	Warehouse
Ahmedabad, Gujarat, India	Leased	Corporate Office
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 19. Commitments and Contingencies and is incorporated by reference herein.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A common stock trades under the symbol “AMRX” on the Nasdaq. According to the records of our transfer agent, we had 159 holders of record of our Class A common stock as of February 13, 2026. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
Set forth below is a line graph comparing the change in the cumulative total shareholder return on our Class A common stock with the cumulative total returns of the Nasdaq Composite Total Return Index, the Russell 2000 Index and the Dow Jones U.S. Select Pharmaceuticals Index for the period from December 31, 2020 to December 31, 2025, assuming the investment of $100 on December 31, 2020, and the reinvestment of dividends. For the years ended December 31, 2025 and December 31, 2024, we utilized the Russell 2000 Index as a broad equity market index for purposes of meeting the disclosure requirements of Regulation S-K Item 201(e)(1)(i) and the Dow Jones U.S. Select Pharmaceuticals Index as a published industry index for purposes of meeting the disclosure requirements of Regulation S-K Item 201(e)(1)(ii)(A). The Class A common stock price performance shown on the graph only reflects the change in our Class A common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
Amneal Pharmaceuticals, Inc.
Nasdaq Composite Total Return Index
Russell 2000 Index
Dow Jones U.S. Select Pharmaceuticals Index
DOLLARS
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025

Dividends
We have never paid cash dividends on any class of our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business or to reduce our debt.
Issuer Purchases of Equity Securities
We did not purchase any shares of our Class A common stock during the three months ended December 31, 2025.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amneal Pharmaceuticals, Inc. (the “Company”, “we,” “us,” or “our”) is a diversified, global biopharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines. Our Affordable Medicines segment includes retail generics, injectables, and biosimilars. In our Specialty segment, we offer a portfolio of branded pharmaceuticals focused primarily on central nervous system and endocrine disorders. Through our AvKARE segment, we are a distributor of pharmaceuticals and other products for the U.S. federal government, retail, and institutional markets. We operate principally in the U.S., India, and Ireland. Refer to the section “Segments” below for an overview of our segments.
Prior to the Reorganization (as defined herein), we were a holding company, whose principal assets were common units (the “Amneal Common Units”) of Amneal Pharmaceuticals, LLC (“Amneal”). As of September 30, 2023, we held 50.4% of the Amneal Common Units and the group, together with their affiliates and certain assignees, who owned Amneal when it was a private company (the “Amneal Group”) held the remaining 49.6%. On November 7, 2023, we implemented a plan pursuant to which we and Amneal reorganized and simplified our corporate structure by eliminating our umbrella partnership-C-corporation structure and converting to a more traditional structure whereby all stockholders hold their voting and economic interests directly through the public company (the “Reorganization”). Effective with the Reorganization, we hold 100% of the Amneal Common Units and consolidate the financial statements of Amneal and its subsidiaries. Refer to Note 1. Nature of Operations in our consolidated financial statements for additional information about the Reorganization.
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
For a discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Results of Operations” and “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 28, 2025.
Overview
Segments
We have three reportable segments: Affordable Medicines, Specialty, and AvKARE.
Affordable Medicines
Our Affordable Medicines segment includes over 280 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals. We focus on developing products that have substantial barriers-to-entry due to complex drug formulations or manufacturing, or legal or regulatory challenges.
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
Specialty
Our Specialty segment is engaged in the development, promotion, sale and distribution of proprietary branded pharmaceutical products, with a focus on products addressing central nervous system disorders, including Parkinson’s disease, and endocrine disorders. Significant products within our Specialty segment include CREXONT® (combination of carbidopa and levodopa extended release capsules), RYTARY® (extended release oral capsule formulation of carbidopa-levodopa), UNITHROID® (levothyroxine sodium), and Brekiya® (dihydroergotamine mesylate) injection. In September 2024, we began selling CREXONT®, which is indicated for the treatment of Parkinson’s disease, Parkinson’s disease caused by infection or inflammation of the brain, or Parkinson’s disease-like symptoms that may result from carbon monoxide or manganese poisoning in adults. RYTARY® is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication. UNITHROID®, indicated for the treatment of hypothyroidism, is sold under a license and distribution agreement with Jerome Stevens Pharmaceuticals, Inc.
New product launches are an important growth driver. Brekiya® autoinjector, approved by the FDA in May 2025 and launched in the U.S. in October 2025, is the first and only ready-to-use autoinjector formulation of dihydroergotamine mesylate indicated for the acute treatment of migraine, with or without aura, and for the acute treatment of cluster headache in adults.
Our Specialty products are marketed through skilled specialty sales and marketing teams, who call on neurologists, movement disorder specialists, endocrinologists and primary care physicians throughout the U.S. Our Specialty segment also has other product candidates that are in varying stages of development.
For Specialty products, the majority of such products’ commercial value is usually realized during the period in which the product has market exclusivity. In the U.S., when market exclusivity expires and generic versions of a product are approved and marketed, there can often be substantial and rapid declines in the branded product’s sales. In 2025, an authorized generic version of RYTARY® was launched, and the Company anticipates multiple generic versions of RYTARY® to be introduced in the future.

In 2025, CREXONT® continued to grow within our Specialty segment. CREXONT® was added to three large national formularies, which expanded total U.S. insurance coverage from about 30% of covered lives at the end of 2024 to over 50% at the end of 2025. In December 2025, we announced new positive interim results from our ongoing Phase 4 ELEVATE-PD study, including significant increases in daily “Good On” time and reductions in “Off” time.
AvKARE
Our AvKARE segment provides pharmaceuticals primarily to governmental agencies, predominantly focused on serving the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is also a re-packager of bottle and unit dose pharmaceuticals and vitamins under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on entities that provide care to low-income and uninsured patients. Operating results for the sale of Amneal products by AvKARE are included in our Affordable Medicines reportable segment.
Certain Market, Industry, and Geopolitical Factors
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to Item 1. Business and Item 1A. Risk Factors in this Form 10-K.
Inflation

While it is difficult to accurately measure the impact of inflation, we estimate our business did not experience a material increase in costs due to inflation for the year ended December 31, 2025. We do not expect a material impact related to inflation for the year ending December 31, 2026. Notwithstanding our estimates, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
Trade Policy and Tariffs

We are subject to certain trade and tariff requirements imposed by the U.S. and various foreign governments. The great majority of our net sales rely on FDF or API produced in the U.S. or India. We have limited reliance on imports from Europe and China, and no reliance on imports from Mexico or Canada.

Since taking office in 2025, President Trump has announced a number of tariff actions, and while there are currently no reciprocal tariffs on pharmaceutical products imported into the U.S., this can change at any moment. On February 1, 2025, the Administration imposed a 10% tariff on all products from China under the International Emergency Economic Powers Act, (50 U.S.C. 1701 et seq) (the “IEEPA”), and related authorities as announced in the Federal Register Notice and Executive Order 14195 dated February 1, 2025 (as amended). On February 20, 2026, the Supreme Court of the United States issued an opinion ruling that President Trump’s tariffs exceeded presidential authority under the IEEPA, which had the effect of invalidating the tariffs imposed thereunder to date.

On April 14, 2025, the Department of Commerce Bureau of Industry and Security (“DOCBIS”) announced that it had initiated, as of April 1, 2025, a broad investigation under section 232 of the Trade Expansion Act to determine the effects on national security of imports of pharmaceuticals (i.e. FDF, API, key starting materials, derivatives, and medical countermeasures), including whether trade remedies such as tariffs should be imposed. This investigation covers both generic and brand products. On September 26, 2025, DOCBIS announced that it had initiated, as of September 2, 2025, a separate Section 232 national security investigation of imports of personal protective equipment, medical consumables (including syringes and intravenous bags), and medical equipment (including devices). These Section 232 investigations are ongoing. On February 20, 2026, President Trump imposed a 10% global tariff for 150 days under Section 122 of the Trade Act of 1974. FDF and API are exempt from the Section 122 tariff as of the date of this filing.

Given the global nature of pharmaceutical supply chains, any changes to historically prevailing tariff requirements could impact us and our industry by increasing costs, affecting product availability, and/or disrupting supply chains. The Company is closely monitoring these tariff and trade developments and will take actions to reduce or minimize any material negative impact.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed OBBBA, which includes a broad range of tax reform provisions affecting businesses, including, but not limited to, extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act and eliminating the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. These provisions resulted in a reduction of the Company’s current income tax liabilities of $7.8 million during the year ended December 31, 2025.

Results of Operations
Consolidated Results
The following table sets forth our summarized, consolidated results of operations (dollars in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Net revenue	$3,018,760	$2,793,957	$224,803	8.0%
Cost of goods sold	1,905,452	1,773,519	131,933	7.4%
Gross profit	1,113,308	1,020,438	92,870	9.1%
Selling, general and administrative	526,827	476,436	50,391	10.6%
Research and development	186,175	190,714	(4,539)	(2.4)%
Intellectual property legal development expenses	7,632	5,845	1,787	30.6%
Restructuring and other charges	4,208	2,355	1,853	78.7%
(Credit) charges related to legal matters, net	(390)	96,692	(97,082)	(100.4)%
Other operating income	(5,240)	(930)	(4,310)	nm
Operating income	394,096	249,326	144,770	58.1%
Total other expense, net	(254,887)	(304,339)	49,452	(16.2)%
Income (loss) before income taxes	139,209	(55,013)	194,222	nm
Provision for income taxes	11,276	18,863	(7,587)	(40.2)%
Net income (loss)	$127,933	$(73,876)	$201,809	nm
nm - not meaningful
Net Revenue
Net revenue for the year ended December 31, 2025 increased 8.0% from the prior year primarily due to:
•Growth in our Affordable Medicines segment of $60.3 million, primarily due to new products launched in 2025 and 2024, which contributed $122.6 million of year-over-year growth, and strong volume growth, partially offset by price erosion.
•Growth in our Specialty segment of $82.8 million, primarily driven by increases of $58.1 million and $23.7 million of CREXONT® and UNITHROID®, respectively, and growth in our non-promoted products. This growth was partially offset by a year-over-year decrease of $6.0 million in out-licensing revenue associated with IPX203.
•Growth in our AvKARE segment of $81.8 million, primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
Cost of Goods Sold and Gross Profit

Cost of goods sold increased 7.4% for the year ended December 31, 2025 as compared to the prior year. The increase in cost of goods sold was primarily due to increased sales volume from all segments, impairment charges related to non-promoted products of $22.8 million, and increased plant and freight costs, partially offset by manufacturing efficiencies.

Gross profit as a percentage of net revenue increased to 36.9% for the year ended December 31, 2025 from 36.5% in the prior year, primarily as a result of the factors noted above and favorable product mix, as low margin distribution sales decreased.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2025 increased 10.6% as compared to the prior year primarily due to increases in employee compensation and launch costs associated with CREXONT® and the Brekiya® autoinjector.

Research and Development
Research and development (“R&D”) expenses for the year ended December 31, 2025 decreased 2.4% from the prior year primarily due to a decrease in in-licensing and upfront milestone payments of $7.5 million, partially offset by an increase in employee compensation.
(Credit) Charges Related to Legal Matters, Net
For the year ended December 31, 2024, (credit) charges related to legal matters, net of $96.7 million were primarily associated with an Affordable Medicines settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 19. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the year ended December 31, 2025 was primarily comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector (the “PLI Scheme”).
Total Other Expense, Net
Total other expense, net decreased 16.2% for the year ended December 31, 2025. The decrease was primarily driven by a $44.1 million favorable year‑over‑year change in tax receivable agreement liability during the year (see Note 5. Income Taxes), a $17.5 million decrease in interest expense due to lower interest rates and lower outstanding balances on our variable‑rate debt, and favorable foreign currency movements, primarily related to the Euro, partially offset by a $31.4 million loss recognized in connection with the refinancing of our debt in August 2025 (see Note 14. Debt).
Provision For Income Taxes
The provision for income taxes was $11.3 million and $18.9 million for the years ended December 31, 2025 and 2024, respectively. The effective tax rates for the years ended December 31, 2025 and 2024 were 8.1% and (34.3)%, respectively. The year-over-year changes in the provision for income taxes and effective tax rate primarily reflected differences in income by jurisdiction, the impact of OBBBA, and items related to share based compensation in the current year. Refer to Note 5. Income Taxes for additional information.

Affordable Medicines
The following table sets forth the results of operations for our Affordable Medicines segment (dollars in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Net revenue	$1,745,524	$1,685,263	$60,261	3.6%
Cost of goods sold	1,061,600	1,011,363	50,237	5.0%
Gross profit	683,924	673,900	10,024	1.5%
Selling, general and administrative	142,383	129,578	12,805	9.9%
Research and development	156,013	171,771	(15,758)	(9.2)%
Intellectual property legal development expenses	7,389	5,685	1,704	30.0%
Restructuring and other charges	2,971	70	2,901	nm
(Credit) charges related to legal matters, net	(390)	96,692	(97,082)	(100.4)%
Other operating income	(5,240)	—	(5,240)	nm
Operating income	$380,798	$270,104	$110,694	41.0%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the year ended December 31, 2025 increased 3.6% as compared to the prior year, primarily due to new products launched in 2025 and 2024, which contributed $122.6 million of year-over-year growth, and strong volume growth, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the year ended December 31, 2025 increased 5.0% compared to the prior year primarily due to increased sales volume and increased plant and freight costs, partially offset by manufacturing efficiencies.
Affordable Medicines gross profit as a percentage of net revenue decreased to 39.2% for the year ended December 31, 2025 from 40.0% in the prior year as a result of the factors described above.
Selling, General, and Administrative
Affordable Medicines SG&A for the year ended December 31, 2025 increased by 9.9% compared to the prior year primarily due to increases in employee compensation, costs of our international expansion, and shipping costs.
Research and Development
Affordable Medicines R&D expense for the year ended December 31, 2025 decreased 9.2% as compared to the prior year primarily due to decreases in in-licensing and upfront milestone payments of $13.5 million and reduced project spend, partially offset by increased employee compensation.
(Credit) Charges Related to Legal Matters, Net
For the year ended December 31, 2024, the Affordable Medicines charges related to legal matters, net of $96.7 million, were primarily associated with a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against us by political subdivisions and Native American tribes across the U.S. Refer to Note 19. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the year ended December 31, 2025 was primarily comprised of income earned from the PLI Scheme.

Specialty
The following table sets forth the results of operations for our Specialty segment (dollars in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Net revenue	$528,508	$445,749	$82,759	18.6%
Cost of goods sold	245,915	202,821	43,094	21.2%
Gross profit	282,593	242,928	39,665	16.3%
Selling, general and administrative	135,715	109,658	26,057	23.8%
Research and development	30,162	18,943	11,219	59.2%
Intellectual property legal development expenses	243	160	83	51.9%
Restructuring and other charges	471	1,517	(1,046)	(69.0)%
Other operating income	—	(930)	930	nm
Operating income	$116,002	$113,580	$2,422	2.1%
nm - not meaningful
Net Revenue
Specialty net revenue for the year ended December 31, 2025 increased 18.6% as compared to the prior year, primarily driven by increases of $58.1 million and $23.7 million of CREXONT® and UNITHROID®, respectively, and growth in our non-promoted products. This growth was partially offset by a year-over-year decrease of $6.0 million in out-licensing revenue associated with IPX203.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the year ended December 31, 2025 increased 21.2% as compared to the prior year primarily due to an impairment charge related to a non-promoted product of $22.1 million (refer to Note 11. Goodwill and Other Intangible Assets for additional information) and increased sales volume and product mix.
Specialty gross profit as a percentage of net revenue decreased to 53.5% for the year ended December 31, 2025 as compared to 54.5% in the prior year as a result of the factors described above.
Selling, General, and Administrative
Specialty SG&A expense for the year ended December 31, 2025 increased 23.8% as compared to the prior year primarily due to launch costs associated with CREXONT® and the Brekiya® autoinjector and increases in employee compensation.
Research and Development
Specialty R&D expense for the year ended December 31, 2025 increased 59.2% as compared to the prior year primarily due to increased in-licensing and upfront milestone payments of $6.0 million and higher project spend.

AvKARE
The following table sets forth the results of operations for our AvKARE segment (dollars in thousands):

	Years Ended December, 31		Change
	2025	2024	$	%
Net revenue	$744,728	$662,945	$81,783	12.3%
Cost of goods sold	597,937	559,335	38,602	6.9%
Gross profit	146,791	103,610	43,181	41.7%
Selling, general and administrative	63,176	60,709	2,467	4.1%
Operating income	$83,615	$42,901	$40,714	94.9%
Net Revenue
AvKARE net revenue for the year ended December 31, 2025 increased 12.3% as compared to the prior year primarily driven by growth in our government label channel resulting from new product introductions, partially offset by a decline in our lower margin distribution channel.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the year ended December 31, 2025 increased 6.9% as compared to the prior year primarily due to higher sales in our government label channel and an increase in our inventory provision, partially offset by decreased sales in our lower margin distribution channel.
Gross profit as a percentage of net revenue increased to 19.7% for the year ended December 31, 2025 from 15.6% in the prior year primarily as a result of the factors noted above.
Selling, General, and Administrative
AvKARE SG&A expense for the year ended December 31, 2025 increased 4.1% as compared to the prior year primarily due to increases in employee compensation and shipping costs.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements (as defined and described in Note 14. Debt), including $595.2 million of available capacity under our 2025 Revolving Credit Facility and $83.0 million of available capacity under the Amended and Restated Rondo Revolving Credit Facility as of December 31, 2025. We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations and provide sufficient liquidity over the next 12 months. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions, and legal settlements.
We estimate that we will invest approximately $110.0 million during 2026 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, IT and facilities. Our 2026 estimate is net of expected contributions from Metsera, Inc. under our collaboration and supply agreement.
Debt Instruments
Over the next 12 months, we expect to make substantial payments for monthly interest and quarterly principal amounts due for our Term Loan Due 2032, semi-annual interest payments on our Senior Notes Due 2032, and contractual payments for leased premises. Refer to Note 14. Debt, Note 16. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Annually, we are also required to calculate the amount of excess cash flow payments, as defined in our term loan agreements. Based on the results of the excess cash flows calculations for the years ended December 31, 2025, 2024 and 2023, no excess cash flows principal payments were required.
Civil Prescription Opioid Litigation
In late April 2024, we reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases that have been filed and that might have been filed by Attorneys General, political subdivisions and Native American tribes. During July 2025, we deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits remained our property until a definitive settlement agreement was reached and no amounts were disbursed in 2025.
On January 23, 2026, we determined that we will make effective our nationwide agreement to settle a substantial majority of the opioids-related claims brought against us by various states and subdivisions (the “Nationwide Opioids Settlement Agreement”), having previously secured sufficient participation by those states and subdivisions, including all eligible state and territorial Attorneys General and all subdivisions that previously sued us. The Nationwide Opioids Settlement Agreement was effective on January 29, 2026 and we made our first installment payment of $23.8 million to the trust administrator on that date. An additional installment payment of $12.1 million was made on February 26, 2026. Refer to Note 19. Commitments and Contingencies and Note 25. Subsequent Events for additional information.
Tax Receivable Agreement
As part of the Reorganization (as defined in Note 1. Nature of Operations), our existing tax receivable agreement (“TRA”) was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of December 31, 2025, the unrecorded contingent TRA liability, including the impact of the amendment, was $129.1 million. During the year ended December 31, 2025, we made payments of $3.0 million, associated with the TRA. Subsequent to year‑end, in January 2026, we made TRA payments totaling $38.8 million. These payments had been fully accrued as a liability as of December 31, 2025.
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
For further information, refer to Part I., Item 1A. Risk Factors and Note 5. Income Taxes.
Tax-related and Other Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest (the “Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the years ended December 31, 2025, 2024 and 2023, we made cash tax and other distributions of $43.8 million, $19.8 million and $14.2 million, respectively, to the AvKARE Sellers. There was no liability for tax and other distributions payable to the AvKARE Sellers as of December 31, 2025 or 2024.
Biosimilar Licensing and Supply Agreement - Denosumab
Pursuant to a licensing and supply agreement with mAbxience S.L. (“mAbxience”) for two denosumab biosimilars referencing Prolia® and XGEVA®, the Company paid mAbxience $7.5 million in February 2026 upon the achievement of regulatory milestones. These amounts had been accrued as of December 31, 2025. Refer to Note 4. Alliance and Collaboration for additional information.
Rondo Redeemable Non-Controlling Interests
Beginning on January 1, 2026, the holders of the Rondo Class B Units have a put right to require us to purchase their units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization subject to the satisfaction of certain financial targets and other conditions. As of December 31, 2025, no conditions have been met that would make redemption probable or otherwise certain.
Cash Balances
At December 31, 2025, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
For a discussion comparing our cash flows for the fiscal years 2024 to 2023, see Cash Flows under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.
The following table sets forth our summarized, consolidated cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Cash provided by (used in):
Operating activities	$339,992	$295,099	$44,893	15.2%
Investing activities	(112,263)	(62,996)	(49,267)	78.2%
Financing activities	(31,530)	(211,791)	180,261	(85.1)%
Effect of exchange rate changes on cash	(1,680)	(999)	(681)	68.2%
Net increase in cash, cash equivalents, and restricted cash	$194,519	$19,313	$175,206	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash provided by operating activities was $340.0 million for the year ended December 31, 2025 as compared to $295.1 million for the prior year. Excluding the $52.4 million Opana ER® antitrust litigation settlement payment made in the prior year, net cash from operating activities decreased year-over-year as increases in cash earnings and lower interest rates in the current year were more than offset by changes in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities was $112.3 million for the year ended December 31, 2025 as compared to $63.0 million for the prior year. The year-over-year increase in net cash used in investing activities was primarily due to an increase in capital expenditures and deposits for future acquisition of property, plant, and equipment in the current year, partially offset by proceeds from the sale of a subsidiary in the prior year.
Cash Flows from Financing Activities
Net cash used in financing activities of $31.5 million for the year ended December 31, 2025 as compared to $211.8 million for the prior year. The year-over-year decrease in net cash used in financing activities was primarily due to a net increase in cash inflows from debt of $167.3 million, primarily as a result of the refinancing of our debt in the current year (refer to Note 14. Debt), repayment of notes payable - related party of $44.2 million in the prior year, and cash received from an alliance party of $6.4 million in the current year, partially offset by an increase of $24.0 million in tax and other cash and other distributions to non-controlling interests and an increase in employee payroll tax withholdings on restricted stock unit and performance stock unit vesting of $14.3 million.

Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2025 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on Term Loan Due 2032 (1)	$2,094,750	$21,000	$42,000	$42,000	$1,989,750
Interest payments on Term Loan Due 2032 (1)	977,334	152,679	301,160	294,603	228,892
Principal payments on Senior Notes Due 2032 (1)	600,000	—	—	—	600,000
Interest payments on Senior Notes Due 2032 (1)	288,750	41,250	82,500	82,500	82,500
Operating lease obligations (2)	79,204	16,941	27,832	18,430	16,001
Financing lease obligation (3)	99,826	7,585	12,565	11,429	68,247
Tax receivable agreement liability (4)	57,488	38,832	18,656	—	—
Non-cancelable marketing and royalty obligations (5)	21,077	15,677	5,400	—	—
Total	$4,218,429	$293,964	$490,113	$448,962	$2,985,390
(1)A description of our Term Loan Due 2032 and Senior Notes Due 2032, and related debt service and interest requirements is contained in Note 14. Debt. Interest on our Term Loan Due 2032 and Senior Notes Due 2032 was calculated based on applicable rates at December 31, 2025, excluding the impact of our interest rate swap.
(2)Amounts represent future minimum rental payments under non-cancelable facility leases. A discussion of our operating lease obligations is contained in Note 16. Leases.
(3)Amounts primarily represent future minimum rental payments under a non-cancelable financing lease obligation for a production facility in New York. A discussion of our financing lease obligations is contained in Note 16. Leases.
(4)Represents the tax receivable agreement liability as of December 31, 2025. A discussion of our tax receivable agreement, including the unrecorded contingent liability, is contained in Note 5. Income Taxes.
(5)Represents minimum sales and marketing spending obligations, a minimum royalty obligation, and a minimum purchase obligation.
The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements. Such payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. A discussion of our significant contingent milestones is contained in Note 4. Alliance and Collaboration and Note 22. Related Party Transactions.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2025.
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
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to annual impairment testing during the fourth quarter of each year, or more frequent testing if events or circumstances indicate that the carrying amount may not be recoverable.
We may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. In performing this assessment, we consider a range of qualitative factors, which may include general economic conditions, industry performance, our operating outlook, and recent and projected financial performance, among others. If, based on this assessment, we conclude that it is more likely than not that a reporting unit’s fair value exceeds its carrying amount, no further testing is required. If the qualitative assessment does not support that conclusion, we proceed to perform a quantitative impairment test.
When a quantitative test is required, we estimate the fair value of each reporting unit using a combination of income and market approaches. If the reporting unit’s carrying amount exceeds its fair value, we record a goodwill impairment charge equal to the lesser of (i) the total amount of goodwill allocated to that reporting unit or (ii) the amount by which the reporting unit’s carrying amount exceeds its fair value.
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below the operating segment level. Our reportable segments are the same as the respective operating segments and reporting units. As of December 31, 2025, $366.3 million, $159.7 million, and $69.5 million of goodwill was allocated to our Specialty, Affordable Medicines, and AvKARE segments, respectively. During the fourth quarter of 2025, we performed a qualitative assessment for each reporting unit. There was no impairment of goodwill in any reporting unit for the year ended December 31, 2025. For more information about goodwill, including our annual impairment test, see Note 11. Goodwill and Other Intangible Assets.
The determination of fair value in a quantitative assessment would require us to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the selection of appropriate peer group companies, the discount rate, terminal growth rates, forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures.

Significant judgment is used in determining these assumptions, and changes in any of these assumptions could have a material impact on our consolidated results of operations. Additionally, future events and factors may impact future results and the outcome of subsequent goodwill impairment testing. For a list of these factors, see Item 1A. Risk Factors.
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
For the year ended December 31, 2025, we recognized $22.8 million of intangible asset impairment charges in cost of goods sold. The charges primarily related to a Specialty segment product right for which the Company significantly reduced the cash flow forecast after receipt of a complete response letter dated July 22, 2025 from the U.S. Food and Drug Administration regarding a supplemental new drug application. For the year ended December 31, 2024, intangible asset impairment charges were not material.
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
As of December 31, 2025, based upon all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax loss and income both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies, we determined that it is more likely than not that we will not realize the benefits of our gross DTAs. Accordingly, as of December 31, 2025, this valuation allowance was $586.6 million and reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.

As described in Item 1A. Risk Factors and Note 5. Income Taxes, we are a party to a TRA under which we are generally required to pay to the Amneal Group 75% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize and that are created as a result of tax benefits attributable to payments made under the TRA.
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
The projection of future taxable income involves significant judgment. Actual taxable income may differ materially from our estimates, which could significantly impact the timing and payment of the TRA. As noted above, we have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRA; and, as of December 31, 2025 and 2024, we had not recognized the entire contingent liability under the TRA related to the tax savings we may realize from Amneal Common Units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, these contingent TRA liabilities (which amount to approximately $129.1 million as of December 31, 2025, as a result of basis adjustments under Internal Revenue Code Section 754) will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $57.5 million accrued as of December 31, 2025. Should we determine that a DTA with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be reversed and if a resulting TRA payment is determined to be probable, a corresponding TRA liability will be recorded.
Contingencies
We are involved in various litigation, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. Our legal proceedings are complex, constantly evolving and subject to uncertainty. As such, we cannot predict the outcome or impact of our legal proceedings.
While we believe we have valid claims and/or defenses for the matters described in Note 19. Commitments and Contingencies, the nature of litigation is unpredictable and the outcome of the proceedings could include damages, fines, penalties and injunctive or administrative remedies. For any proceedings where losses are probable and reasonably capable of estimation, we accrue for a potential loss. When we have a probable loss for which a reasonable estimate of the liability is a range of losses and no amount within that range is a better estimate than any other amount, we record the loss at the low end of the range. While these accruals have been deemed reasonable by our management, the assessment process relies heavily on estimates and assumptions that may ultimately prove inaccurate or incomplete. Additionally, unforeseen circumstances or events may lead us to subsequently change our estimates and assumptions. The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment.
The ultimate resolution of any or all claims, legal proceedings or investigations are inherently uncertain and difficult to predict, could differ materially from our estimates and could have a material adverse effect on our results of operations and/or cash flows in any given accounting period, or on our overall financial condition.
For further details, refer to Note 19. Commitments and Contingencies.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 2. Summary of Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly rated money market funds. We had no short-term investments as of December 31, 2025 and December 31, 2024.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly rated money market funds. As discussed in Note 14. Debt, we are party to the Term Loan Due 2032 and Senior Notes Due 2032 with an aggregate principal amount of $2.7 billion, as well as the 2025 Revolving Credit Facility and the Amended and Restated Rondo Revolving Credit Facility under which loans and letters of credit up to a principal amount of $595.2 million and $83.0 million are available as of December 31, 2025, respectively (principal amount of up to $20.2 million and $48.0 million remain available for letters of credit, respectively). The proceeds for any loans made under our asset backed revolving credit facility are available for capital expenditures, acquisitions, working capital needs and other general corporate purposes.
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
While it is difficult to accurately measure the impact of inflation, we estimate our business did not experience a material increase in costs due to inflation for the year ended December 31, 2025. We do not expect a material impact related to inflation for the year ending December 31, 2026. However, rising inflationary pressures due to higher input costs, including higher material, transportation, labor and other costs, could exceed our expectations and may adversely impact our operating results in future periods.
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
At December 31, 2025 and 2024, we had $2.09 billion and $2.48 billion, respectively, of variable rate debt. Our total debt of $2.69 billion as of December 31, 2025 was comprised of our Term Loan Due 2032 with principal outstanding of $2.09 billion and our Senior Notes Due 2032 with principal outstanding of $600.0 million. We estimated the fair values of the Term Loan Due 2032, Senior Notes Due 2032, Term Loan Due 2028, and Term Loan Due 2025 using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2025, we estimated the fair value of the Term Loan Due 2032 and Senior Notes Due 2032 to be $2.12 billion and $633.0 million, respectively. At December 31, 2024 we estimated the fair value of the Term Loan Due 2028 and Term Loan Due 2025 to be $2.36 billion and $192.6 million, respectively.
In August 2025, we terminated our then existing interest rate swap and entered into a new interest rate lock agreement (the “August 2025 Swap”) by blending and extending the remaining asset position from the prior swap into the new arrangement. The August 2025 Swap has a notional value of $650.0 million associated with the Term Loan Due 2032 and requires us to pay a fixed interest rate of 3.1636% while receiving one‑month SOFR (subject to a 0.50% floor) through May 6, 2030. At December 31, 2025, the fair value of the swap asset was $5.8 million. We estimated that a hypothetical 100 basis point increase in the forward one-month SOFR curve would potentially increase the fair value of this interest rate swap asset by $24.6 million as of December 31, 2025. We estimated that a hypothetical 100 basis point decrease in the forward one-month SOFR curve would potentially decrease the fair value of this interest rate swap asset by $24.4 million as of December 31, 2025. Refer to Note 18. Financial Instruments for additional information.
Increases or decreases in interest rates would affect our annual interest expense. Based on the principal amount of the Term Loan Due 2032 outstanding as of December 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have affected our annual interest expense by approximately $20.9 million, before the impact of the interest rate lock agreement discussed above.

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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amneal Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amneal Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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
February 27, 2026

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the 2026 Proxy Statement, which sections are incorporated in this Item 10 by reference: “Proposal No. 1-Election of Directors”, “Our Management”, “Committees of the Board of Directors”, “Audit Committee”, “Corporate Governance” and, if included in the 2026 Proxy Statement, “Delinquent Section 16(a) Reports”.
Code of Business Conduct for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
We have adopted a Code of Business Conduct that applies to all of our employees, officers and directors. The full text of our Code of Business Conduct is available at the investors section of our website, http://investors.amneal.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer in the investors section of our website.
Item 11. Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2026 Proxy Statement, which sections are incorporated in this Item 11 by reference to the extent required by this Item 11: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “The Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” Notwithstanding the foregoing, the information in the section entitled “Report of the Compensation Committee” and “Pay Versus Performance” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in this Item 12 will be included in the section entitled “Beneficial Ownership” in the 2026 Proxy Statement, which section is incorporated in this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2025, relating to the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (as amended and restated), which was approved by the Company’s stockholders and which authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,117,870	(1)	$5.65	(2)	21,516,665
Equity compensation plans not approved by security holders	—		—		—
Total	17,117,870		$5.65		21,516,665
(1)Equity compensation plans approved by security holders which are included in column (a) of the table are the amended and restated 2018 Incentive Award Plan (including 1,225,985 shares of Class A Common Stock to be issued upon exercise of outstanding options and 15,863,509 shares of Class A Common Stock to be issued upon vesting and settlement of outstanding restricted stock units (“RSUs”) and market performance-based restricted stock units (“MPRSUs”) assuming target performance and, in each case, subject to continued employment) and 28,376 of options remaining from the Impax Laboratories, Inc (“Impax”) option conversion associated with the acquisition of Impax on May 4, 2018. RSUs and MPRSUs included in column (a) of the table represent the full
71

number of RSUs and MPRSUs awarded and outstanding whereas the number of shares of Class A Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs and MPRSUs because their value is dependent upon attainment of continued employment or service and they are settled for shares of Class A Common Stock on a one-for-one basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in this Item 13 will be included in the following sections in the 2026 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Certain Related Parties and Related Party Transactions,” “Controlled Company Status” and “Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The independent registered public accounting firm is Ernst & Young LLP, Iselin, NJ, PCAOB ID 42.
The information required in this Item 14 will be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the 2026 Proxy Statement, which section is incorporated in this Item 14 by reference.
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
None.

73

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amneal Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amneal Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Medicaid Rebates

Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration, which include, among others, rebates mandated by law under Medicaid and other government pricing programs. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid and other government pricing accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. At December 31, 2025, the Company had $119 million in accrued Medicaid and commercial rebates, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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

Sales Returns

Description of the Matter
As discussed in Note 3 of the consolidated financial statements, the Company permits the return of product under certain circumstances, including product expiration, shipping errors, damaged product, and product recalls. The Company accrues for the customer’s right to return as part of its variable consideration at the time of sale, when control of the product transfers to the customer. The Company’s product returns accrual is primarily based on estimates of future product returns, estimates of the level of inventory of its products in the distribution channel that remain subject to returns, estimated lag time of returns and historical return rates. At December 31, 2025, the Company had $179 million in accrued returns allowance, which are presented within accounts payable and accrued expenses on the consolidated balance sheet.
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
Iselin, New Jersey
February 27, 2026

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net revenue	$3,018,760	$2,793,957	$2,393,607
Cost of goods sold	1,905,452	1,773,519	1,573,042
Gross profit	1,113,308	1,020,438	820,565
Selling, general and administrative	526,827	476,436	429,675
Research and development	186,175	190,714	163,950
In-process research and development impairment charges	—	—	30,800
Intellectual property legal development expenses	7,632	5,845	3,828
Restructuring and other charges	4,208	2,355	1,749
(Credit) charges related to legal matters, net	(390)	96,692	1,824
Other operating income	(5,240)	(930)	(15,635)
Operating income	394,096	249,326	204,374
Other (expense) income:
Interest expense, net	(241,091)	(258,595)	(210,629)
Foreign exchange gain (loss), net	7,635	(6,846)	1,671
Loss on refinancing	(31,365)	—	(40,805)
Increase in tax receivable agreement liability	(6,588)	(50,680)	(3,124)
Other income, net	16,522	11,782	8,243
Total other expense, net	(254,887)	(304,339)	(244,644)
Income (loss) before income taxes	139,209	(55,013)	(40,270)
Provision for income taxes	11,276	18,863	8,452
Net income (loss)	127,933	(73,876)	(48,722)
Less: Net income attributable to non-controlling interests	(55,876)	(43,010)	(35,271)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$72,057	$(116,886)	$(83,993)

Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.23	$(0.38)	$(0.48)
Diluted	$0.22	$(0.38)	$(0.48)
Weighted-average common shares outstanding:
Basic	313,367	308,978	176,136
Diluted	324,805	308,978	176,136

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$127,933	$(73,876)	$(48,722)
Less: Net income attributable to non-controlling interests	(55,876)	(43,010)	(35,271)
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	72,057	(116,886)	(83,993)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(18,685)	(5,788)	(1,059)
Unrealized loss on cash flow hedge, net of tax of $0	(22,423)	(1,168)	(48,497)
Reclassification of cash flow hedge to earnings, net of tax of $0	1,229	(26,205)	(3,366)
Other, net of tax of $0	(5,340)	—	—
Less: Other comprehensive loss attributable to non-controlling interests	—	—	9,875
Other comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	(45,219)	(33,161)	(43,047)
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$26,838	$(150,047)	$(127,040)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$282,029	$110,552
Restricted cash	28,842	7,868
Trade accounts receivable, net	895,143	775,731
Inventories	606,302	612,454
Prepaid expenses and other current assets	98,395	80,717
Related party receivables	470	484
Total current assets	1,911,181	1,587,806
Property, plant and equipment, net	442,950	424,908
Goodwill	595,470	597,436
Intangible assets, net	563,498	732,377
Operating lease right-of-use assets	38,832	31,388
Operating lease right-of-use assets - related party	15,216	10,964
Financing lease right-of-use assets	53,328	56,433
Other assets	57,805	60,133
Total assets	$3,678,280	$3,501,445
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$761,316	$735,450
Current portion of liabilities for legal matters	43,256	31,755
Revolving credit facility	—	100,000
Current portion of long-term debt, net	6,761	224,213
Current portion of operating lease liabilities	8,668	9,435
Current portion of operating lease liabilities - related party	2,705	3,396
Current portion of financing lease liabilities	3,442	3,211
Related party payables - short term	55,485	22,311
Total current liabilities	881,633	1,129,771
Long-term debt, net	2,565,115	2,161,790
Operating lease liabilities	33,233	24,814
Operating lease liabilities - related party	14,195	9,391
Financing lease liabilities	54,927	56,889
Related party payable - long term	19,132	50,900
Liabilities for legal matters - long term	71,819	85,479
Other long-term liabilities	32,263	26,949
Total long-term liabilities	2,790,684	2,416,212
Commitments and contingencies (Notes 4, 19 and 22)
Redeemable non-controlling interests	77,292	64,974
Stockholders’ Deficiency:
Preferred stock, $0.01 par value, 2,000 shares authorized at December 31, 2025 and 2024; none issued at both December 31, 2025 and 2024	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both December 31, 2025 and 2024; 314,565 and 309,881 shares issued at December 31, 2025 and 2024, respectively	3,146	3,099
Class B common stock, $0.01 par value, 300,000 shares authorized at December 31, 2025 and 2024; none issued at December 31, 2025 and 2024	—	—
Additional paid-in capital	571,794	560,206
Stockholders’ accumulated deficit	(535,005)	(607,062)
Accumulated other comprehensive loss	(110,729)	(65,510)
Total Amneal Pharmaceuticals, Inc. stockholders’ deficiency	(70,794)	(109,267)
Non-controlling interests	(535)	(245)
Total stockholders’ deficiency	(71,329)	(109,512)
Total liabilities and stockholders’ deficiency	$3,678,280	$3,501,445

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
(in thousands)

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non- Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	72,057	—	(290)	71,767	56,166
Foreign currency translation adjustments	—	—	—	—	(18,685)	—	(18,685)	—
Stock-based compensation	—	—	31,953	—	—	—	31,953	—
Exercise of stock options	712	7	1,953	—	—	—	1,960	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	3,972	40	(22,318)	—	—	—	(22,278)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(22,423)	—	(22,423)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(43,848)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	1,229	—	1,229	—
Other, net of tax of $0	—	—	—	—	(5,340)	—	(5,340)	—
Balance at December 31, 2025	314,565	$3,146	$571,794	$(535,005)	$(110,729)	$(535)	$(71,329)	$77,292

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(in thousands)

	New PubCo
	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficiency)	Redeemable Non- Controlling Interests
	Shares	Amount
Balance at December 31, 2023	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293
Net (loss) income	—	—	—	(116,886)	—	(475)	(117,361)	43,485
Foreign currency translation adjustments	—	—	—	—	(5,788)	—	(5,788)	—
Stock-based compensation	—	—	27,768	—	—	—	27,768	—
Exercise of stock options	397	4	1,150	—	—	—	1,154	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,919	29	(7,952)	—	—	—	(7,923)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(1,168)	—	(1,168)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(19,804)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(26,205)	—	(26,205)	—
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Old PubCo				New PubCo
	Class A Common Stock		Class B Common Stock		Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	151,490	$1,514	152,117	$1,522	—	$—	$691,629	$(406,183)	$9,939	$(114,442)	$183,979	$24,949
Net (loss) income	—	—	—	—	—	—	—	(83,993)	—	4,728	(79,265)	30,543
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(433)	(626)	(1,059)	—
Stock-based compensation	—	—	—	—	—	—	26,822	—	—	—	26,822	—
Exercise of stock options	148	1	—	—	15	1	447	—	4	(2)	451	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	2,789	28	—	—	6	—	2,594	—	77	(5,069)	(2,370)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	—	—	—	—	(39,248)	(9,249)	(48,497)	—
Tax and other distributions, net	—	—	—	—	—	—	—	—	—	(56,684)	(56,684)	(14,199)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	—	—	—	—	(3,366)	—	(3,366)	—
Effect of the Reorganization	(154,427)	(1,543)	(152,117)	(1,522)	306,544	3,065	(182,252)	—	678	181,574	—	—
Balance at December 31, 2023	—	$—	—	$—	306,565	$3,066	$539,240	$(490,176)	$(32,349)	$230	$20,011	$41,293

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$127,933	$(73,876)	$(48,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	223,572	236,191	229,400
Unrealized foreign currency (gain) loss	(7,453)	7,191	(768)
Amortization of debt issuance costs and discount	22,431	29,097	11,548
Reclassification of cash flow hedge	1,229	(26,205)	(3,366)
Loss on refinancing	31,365	—	40,805
Intangible asset impairment charges	22,784	920	66,932
Change in fair value of contingent consideration	—	—	(14,497)
Stock-based compensation	31,953	27,768	26,822
Inventory provision	85,962	96,558	74,686
Other operating charges and credits, net	4,732	1,523	9,923
Changes in assets and liabilities:
Trade accounts receivable, net	(120,566)	(162,637)	126,289
Inventories	(87,026)	(130,530)	(126,182)
Prepaid expenses, other current assets and other assets	(19,163)	(959)	37,814
Related party receivables	(13)	482	(490)
Accounts payable, accrued expenses and other liabilities	21,321	235,135	(94,446)
Related party payables	931	54,441	9,829
Net cash provided by operating activities	339,992	295,099	345,577
Cash flows from investing activities:
Purchases of property, plant and equipment	(70,063)	(51,924)	(43,216)
Acquisition of intangible assets	(15,514)	(14,650)	(22,388)
Deposits for future acquisition of property, plant, and equipment	(28,780)	(8,416)	(3,585)
Proceeds from sale of property, plant, equipment and other	2,094	—	—
Proceeds from sale of subsidiary	—	11,994	—
Net cash used in investing activities	(112,263)	(62,996)	(69,189)
Cash flows from financing activities:
Proceeds from issuance of debt	2,694,750	—	217,732
Payments of principal on debt, revolving credit facility, financing leases and other	(2,811,508)	(188,918)	(414,080)
Payments of deferred financing, refinancing costs and debt extinguishment costs	(74,973)	(71)	(162,415)
Borrowings on revolving credit facility	218,000	48,000	219,000
Proceeds from exercise of stock options	1,960	1,154	451
Employee payroll tax withholding on restricted stock unit and performance stock unit vesting	(22,278)	(7,952)	(2,378)
Tax and other distributions to non-controlling interests	(43,848)	(19,804)	(70,883)
Payment of principal on notes payable - related party	—	(44,200)	—
Proceeds from alliance party	6,367	—	—
Net cash used in financing activities	(31,530)	(211,791)	(212,573)
Effect of foreign exchange rate on cash	(1,680)	(999)	65
Net increase in cash, cash equivalents, and restricted cash	194,519	19,313	63,880
Cash, cash equivalents, and restricted cash - beginning of period	118,420	99,107	35,227
Cash, cash equivalents, and restricted cash - end of period	$312,939	$118,420	$99,107
Cash and cash equivalents - end of period	$282,029	$110,552	$91,542
Restricted cash - end of period	28,842	7,868	7,565
Long-term restricted cash included in other assets - end of period	2,068	—	—
Cash, cash equivalents, and restricted cash - end of period	$312,939	$118,420	$99,107

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$197,848	$263,518	$192,806
Cash paid, net for income taxes	$21,327	$15,220	$2,496

Supplemental disclosure of non-cash investing and financing activity:
Payable for acquisition of product rights and licenses	$8,611	$3,900	$2,100
Loan for land purchase - related party	$476	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Amneal Pharmaceuticals, Inc. (the “Company”) is a diversified, global biopharmaceutical company that develops, manufactures, markets, and distributes a diverse portfolio of essential medicines. Our Affordable Medicines segment includes retail generics, injectables, and biosimilars. In our Specialty segment, we offer a portfolio of branded pharmaceuticals focused primarily on central nervous system and endocrine disorders. Through our AvKARE segment, we are a distributor of pharmaceuticals and other products for the U.S. federal government, retail, and institutional markets. We operate principally in the United States (“U.S.”), India, and Ireland. Refer to Note 24. Segment Information for an overview of our segments.
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
For further details on the Company’s revenue recognition policies, refer to Note 3. Revenue Recognition.
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
Foreign Currencies
The Company has operations in the U.S., India, Ireland, and other foreign jurisdictions. Generally, the Company’s foreign operating subsidiaries’ functional currency is the local currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Translation adjustments are included in accumulated other comprehensive (loss) income and non-controlling interests in the consolidated balance sheets and are included in comprehensive income (loss). Transaction gains and losses are included in net loss in the Company’s consolidated statements of operations as a component of foreign exchange gain (loss), net. Such foreign currency transaction gains and losses include fluctuations related to long-term intercompany loans that are payable in the foreseeable future. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive (loss) income and non-controlling interests, and comprehensive income (loss).
Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, the acquiring entity in a business combination records the assets acquired and liabilities assumed at the date of acquisition at their fair values. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred.
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
Restricted Cash
At December 31, 2025, the Company had a short-term restricted cash balance of $28.8 million in its bank accounts, of which $24.2 million was associated with a short-term liability for a settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes (refer to Note 19. Commitments and Contingencies and Note 25. Subsequent Events for additional information). The remainder of the short-term and the long-term restricted cash balance as of December 31, 2025 primarily related to the purchase of certain land and equipment in India. As of December 31, 2024, the Company had a total restricted cash balance of $7.9 million in its bank accounts primarily related to the purchase of certain land and equipment in India.
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
Leases
All significant lease arrangements are recognized as right-of-use (“ROU”) assets and lease liabilities at lease commencement. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company's incremental borrowing rate.
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
Leases with an initial term of 12 months or less (short-term leases) are not recognized in the balance sheet and the related lease payments are recognized as incurred over the lease term. The Company separates lease and non-lease components. A portion of the Company’s real estate leases are subject to periodic changes in the Consumer Price Index (“CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
For further details regarding the Company's leases, refer to Note 16. Leases.
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
In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the carrying amount of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value. See Note 11. Goodwill and Other Intangible Assets, for further discussion of the Company’s qualitative assessments of goodwill.
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
The Company regularly evaluates the remaining useful life of each intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. See Note 11. Goodwill and Other Intangible Assets for further discussion of the Company’s intangible assets.
Impairment of Long-Lived Assets (Including Intangible Assets with Finite Lives)
The Company reviews its long-lived assets, including intangible assets with finite lives, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value, which is generally an expected present value cash flow technique. Management’s policy in determining whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. See Note 11. Goodwill and Other Intangible Assets for further discussion of the Company’s assessment of intangible asset impairments.
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
The Company establishes a valuation allowance based upon all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in stockholders’ (deficiency) equity (except those arising from transactions with stockholders) including foreign currency translation adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized losses on cash flows hedges, net of income taxes.
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
Shipping Costs
The Company records the costs of shipping product to its customers as a component of selling, general, and administrative expenses as incurred. Shipping costs were $21.4 million, $18.9 million and $21.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses and were $42.0 million, $34.4 million, and $12.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 requires that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The Company adopted the annual and interim disclosure requirements of ASU 2023-09 effective December 31, 2025 (refer to Note 5. Income Taxes). The adoption of this ASU only affects the Company’s disclosures, with no impact to its financial condition, results of operations, and cash flows. Certain prior-period disclosures have been conformed to the current-year presentation.

Recently Issued Accounting Pronouncements
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
In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which are amendments that are intended to better align hedge accounting with entities’ risk‑management activities, including revisions related to assessing similar risk exposure for groups of forecasted transactions, hedging interest payments on choose‑your‑rate debt instruments, and other improvements to cash flow, fair value, and net investment hedge models. ASU 2025‑09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025-11”), which are amendments intended to improve the navigability and clarity of interim reporting guidance by reorganizing Topic 270, adding a comprehensive list of interim disclosure requirements sourced from other Codification topics, and clarifying when interim reporting guidance applies. The ASU also introduces a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025‑11 is effective for public business entities for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Reclassification
The prior period balances of $0.9 million and $14.5 million, formerly included in the caption “change in fair value of contingent consideration” for the year ended December 31, 2024 and 2023, respectively, have been reclassified to the caption “other operating income” in the consolidated statements of operations to conform to the current period presentation. This reclassification did not impact operating income or net loss.
3. Revenue Recognition
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

Concentration of Revenue
The following table summarizes the percentages of net revenues from each of the Company's customers that individually accounted for 10% or more of its net revenues:

	For the year ended December 31,
	2025	2024	2023
Customer A	25%	23%	24%
Customer B	15%	15%	16%
Customer C	22%	23%	21%
Disaggregated Revenue
The Company’s significant dosage forms within its Affordable Medicines segment, therapeutic classes within its Specialty segment, and sales channels within its AvKARE segment, each determined based on net revenue for the years ended December 31, 2025, 2024 and 2023 are presented below (in thousands):

		Year ended December 31,
		2025	2024	2023
Affordable Medicines
	Oral solid	$726,383	$689,436	$649,998
	Auto-injector	232,796	209,497	160,853
	Transdermal	187,511	180,917	159,084
	Injectable	161,239	165,430	141,854
	Biosimilar	100,228	125,422	65,923
	Oral liquid	72,821	103,421	111,045
	Other dosage forms (1)	252,421	202,188	180,479
	Subtotal dosage forms	1,733,399	1,676,311	1,469,236
	International	12,125	8,952	2,165
	Total Affordable Medicines net revenue	1,745,524	1,685,263	1,471,401
Specialty
	Central nervous system	333,417	280,174	249,981
	Hormonal / allergy	154,927	130,426	110,486
	Other therapeutic classes	39,664	28,622	29,990
	Subtotal therapeutic classes	528,008	439,222	390,457
	License agreement (2)	500	6,527	—
	Total Specialty net revenue	528,508	445,749	390,457
AvKARE
	Distribution	408,456	433,981	347,406
	Government	270,105	159,957	121,829
	Institutional	35,376	42,750	38,016
	Other	30,791	26,257	24,498
	Total AvKARE net revenue	744,728	662,945	531,749
	Total net revenue	$3,018,760	$2,793,957	$2,393,607
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
(2)Refer to Note 4. Alliance and Collaboration for information on revenue recognized under license agreements.

A rollforward of the major categories of sales-related deductions for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Contract Charge- backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2022	$573,592	$27,454	$145,060	$86,030
Provision related to sales recorded in the period	3,384,360	113,396	73,172	246,608
Credits/payments issued during the period	(3,398,618)	(116,958)	(81,746)	(241,948)
Balance at December 31, 2023	559,334	23,892	136,486	90,690
Provision related to sales recorded in the period	3,684,804	126,035	98,118	274,534
Credits/payments issued during the period	(3,745,601)	(123,959)	(74,114)	(229,736)
Balance at December 31, 2024	498,537	25,968	160,490	135,488
Provision related to sales recorded in the period	4,378,997	142,287	112,026	282,417
Credits/payments issued during the period	(4,076,348)	(127,263)	(93,045)	(298,419)
Balance at December 31, 2025	$801,186	$40,992	$179,471	$119,486
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
The following table summarizes the activity in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the years ended December 31, 2025, 2024 and 2023 (in thousands):

			Years Ended December 31,
	Party	Caption in Statement of Operations	2025	2024	2023
A.	Orion Corporation	Research and development (1)	$(2,836)	$(4,029)	$(899)
A.	Orion Corporation	Research and development (2)	$(1,271)	$(913)	$(463)
B.	Zambon Biotech S.A.	Net revenue (3)	$—	$4,527	$—
C.	Knight Therapeutics International S.A.	Net revenue (4)	$—	$2,000	$—
D.	mAbxience S.L.	Research and development (5)	$—	$6,500	$5,000
E.	Metsera, Inc.	Net revenue (6)	$2,539	$316	$—
(1)Deferred income was recognized as a reduction to R&D expense as services were performed under the Orion Agreement (as defined below).
(2)Reimbursable R&D services performed under the Orion Agreement were recorded as a reduction to R&D expense.
(3)Delivery of a functional license (out-licensing revenue).
(4)Non-refundable license fee.
(5)Clinical, development, and regulatory milestones.
(6)Development activities performed on behalf of Metsera, Inc. on a cost plus margin basis were recorded as net revenue.

The following table summarizes the balances in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of December 31, 2025 and 2024 (in thousands):

	Party	Caption in Balance Sheet	December 31, 2025	December 31, 2024
A.	Orion Corporation	Accounts payable and accrued expenses (1)	$4,811	$5,008
A.	Orion Corporation	Other long-term liabilities (1)	$814	$3,453
B.	Zambon Biotech S.A.	Other long-term liabilities (1)	$2,530	$2,530
D.	mAbxience S.L.	Accounts payable and accrued expenses (2)	$7,500	$—
E.	Metsera, Inc.	Prepaid expenses and other current assets (3)	$321	$335
E.	Metsera, Inc.	Other long-term liabilities (4)	$9,378	$—
(1)Comprised of deferred income as of December 31, 2025 and 2024.
(2)Comprised of an accrued milestone as of December 31, 2025 for a Food and Drug Administration (“FDA”) approval.
(3)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2025 and 2024.
(4)Comprised of construction costs contributed, as defined in the Company’s collaboration agreement with Metsera, Inc. The Company concluded the funding received from Metsera shall be allocated between two performance obligations: (i) a financing obligation in accordance with ASC 470, Debt and (ii) a contract obligation for future manufacturing services. For the year ended December 31, 2025, the Company recorded $6.4 million as a cash inflow from financing activities for the financing obligation and $3.0 million as a cash inflow from operating activities for the contract obligation.
Alliance and Collaboration Agreement Descriptions
A. Orion Corporation License Agreement
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
Upon signing of the Orion Agreement, Amneal was entitled to an upfront, non-refundable payment of €20.0 million, or $21.4 million (based on the exchange rate at that date). Amneal is eligible to receive certain one-time sales-based milestones in the aggregate of €45.0 million, or $52.8 million (based on the exchange rate as of December 31, 2025) contingent upon whether Orion achieves certain annual sales targets.
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
The Company determined that the transaction price under the arrangement was the upfront payment of $21.4 million, which was allocated to the performance obligations based on their relative standalone selling prices. The remaining sales-based milestones payments of $52.8 million are variable consideration and were not included in the transaction price because they were fully constrained under ASC 606.

As of December 31, 2022, the Company had recorded a $21.4 million receivable in prepaid expenses and other current assets for the upfront payment due from Orion, which was received in January 2023. For the year ended December 31, 2022, the Company recognized $8.0 million in license revenue related to the delivery of functional IP, which was recorded in net revenues. The remaining $13.4 million of the transaction price was allocated to the R&D activities performance obligation and was recorded as deferred income. As discussed above, deferred income continues to be recognized as a reduction to R&D expense as services are performed under the Orion Agreement.
As of December 31, 2025, no products have been supplied by Amneal under the Orion Agreement.
B. License Agreement with Zambon Biotech
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
In connection with the execution of the agreement, the Company was entitled to a nonrefundable license fee of €5.0 million, or $5.4 million, which was received in April 2024. Of the license fee, the Company allocated €3.2 million, or $3.5 million, to the delivery of a functional license, which was recorded as net revenue during the year ended December 31, 2024. In September 2024, the Company received €1.5 million, or $1.6 million, for a regulatory milestone. Of the regulatory milestone, the Company allocated €1.0 million, or $1.0 million, to the delivery of a functional license, which was recorded as net revenue during the year ended December 31, 2024. In addition, the Company is eligible to receive future milestone payments totaling €70.0 million, or $82.2 million, as of December 31, 2025, from Zambon, contingent upon regulatory approval of the product, and achievement of certain annual net sales targets by Zambon. The Zambon License Agreement also includes single-digit to low-double digit royalty payments based on net sales of IPX203.
C. Knight Therapeutics International S.A. License Agreement
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
D. Biosimilar Licensing and Supply Agreements
Bevacizumab
On May 7, 2018, the Company entered into license and supply agreements with mAbxience S.L. (“mAbxience”), for its biosimilar candidate for Avastin® (bevacizumab). The supply agreement was subsequently amended on March 2, 2021, and the licensing agreement was amended on March 4, 2021. The Company is the exclusive partner in the U.S. market.

On April 13, 2022, the FDA approved the Company’s biologics license application for bevacizumab-maly, a biosimilar referencing Avastin® which the Company markets as ALYMSYS®. In connection with this regulatory approval and associated activity, the Company paid milestones of $26.5 million during the year ended December 31, 2022, which were capitalized as product rights intangible assets and are being amortized to cost of sales over their estimated useful lives of seven years. On March 29, 2024, the Company paid a sales-based milestone of $9.5 million, which was capitalized as a product rights intangible asset and is being amortized to cost of sales. The agreement provides for potential future milestone payments to mAbxience of up to $14.0 million for commercial milestones.
On December 19, 2025, the Company also entered into a distribution agreement with Valorum Oncology, LLC (“Valorum”), pursuant to which Valorum was appointed as Amneal’s exclusive distributor of ALYMSYS® in the territory (primarily the United States and Puerto Rico). Under this distribution agreement, Valorum is responsible for distribution activities, while the Company retains regulatory responsibilities and continues to supply ALYMSYS® under the amended agreement with mAbxience. The distribution agreement with Valorum includes a tiered annual profit share percentage, along with minimum net profits that is payable to Amneal, beginning in 2027.
The initial term of the distribution agreement with Valorum ends on December 31, 2028. The agreement also provides that it will terminate automatically upon the expiration or termination of the Company’s underlying agreements with mAbxience.
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
On December 19, 2025, the FDA approved both biologics license applications for Boncresa®, a biosimilar referencing Prolia®, and Oziltus®, a biosimilar referencing XGEVA®. In connection with this approval, the Company accrued $7.5 million in milestone payments as of December 31, 2025. The Company paid these milestones to mAbxience in February 2026. The approval milestones were capitalized as product rights intangible assets and will be amortized to cost of sales over their estimated useful lives of five years, commencing upon commercial launch, which the Company currently expects to occur in 2026. The agreement provides for potential additional future milestone payments to mAbxience of up to $47.5 million for the achievement of annual commercial milestones.
E. Metsera, Inc. Collaboration Agreement
On September 30, 2024, the Company entered into a collaboration agreement with Metsera, Inc. (“Metsera”), a clinical-stage biopharmaceutical company, under which the Company became Metsera’s preferred global supply partner for its portfolio of weight loss medicines. The agreement also grants the Company an exclusive license to commercialize certain Metsera products in select emerging markets, including India, certain Southeast Asian countries, Africa, and the Middle East.
Under the terms of the agreement, the Company is responsible for specified manufacturing and development activities. Following regulatory approval of any of the medicines covered by the agreement, the Company will supply commercial products to Metsera in exchange for compensation at cost plus a margin, and tiered low single-digit percentages of Metsera’s gross profit.
The Company is constructing two manufacturing facilities in India, one for API production and one for fill-finish manufacturing. Metsera will fund an agreed-upon percentage of these construction costs, up to $100 million, subject to annual caps. In consideration of Metsera’s funding, the Company initially agreed to (i) provide a rebate on each unit of commercial injectable product produced by the Company and purchased by Metsera, and (ii) make a payment to Metsera for each unit of commercial product manufactured for the Company or third parties using the facilities, in aggregate up to the amount of Metsera’s construction funding.
On November 13, 2025, Metsera was acquired by Pfizer Inc. On January 30, 2026, Pfizer exercised its rights under the agreement’s change-in-control provision to shorten the agreement’s term from seven years to four years from the date of first commercial sale. As a result, the Company’s rebate and construction cost reimbursement obligations described above have been eliminated. Metsera’s cost sharing commitment of up to $100 million and all other terms of the agreement remain unchanged.

Other Agreements
ONGENTYS® License Agreement
On December 5, 2023, the Company entered into a license agreement with BIAL-Portela & Ca., S.A. (“BIAL”) for the exclusive royalty-free right to market and distribute ONGENTYS® (opicapone) in the U.S. starting on December 18, 2023 and ending at such time when generic opicapone sales reach certain predetermined thresholds (the “BIAL License Agreement”). ONGENTYS® was approved by the FDA in 2020 as an add-on treatment to carbidopa/levodopa in patients with Parkinson’s disease experiencing “Off” episodes. Under the BIAL License Agreement, the Company is responsible for commercialization and marketing of ONGENTYS® in the U.S., and BIAL is responsible for manufacturing and supply. The Company commenced distribution of ONGENTYS® in January 2024.
During December 2023, the Company paid a nonrefundable license fee of $12.5 million to BIAL, which was capitalized as an intangible asset and was initially scheduled to be amortized to cost of sales over a period of eight years. In December 2025, the Company exercised its contractual right and notified BIAL of its intent to terminate the license agreement effective February 26, 2028, unless both sides agree to an extension. Until the termination becomes effective, the Company continues to operate under the terms of the license agreement. As a result of this notice, the Company shortened the amortization period of the related intangible asset to end in February 2028. The carrying amount of the intangible asset was $10.4 million as of December 31, 2025. The BIAL License Agreement provides for potential future milestone payments totaling $22.5 million, depending on cumulative net sales of ONGENTYS®.
ApiJect Systems Collaboration Agreement
On May 8, 2025, the Company entered into a 15-year strategic collaboration agreement with ApiJect Systems, Corp. and related entities (“ApiJect”), a medical technology company focused on advanced drug delivery (“ApiJect Agreement”). Under the ApiJect Agreement, Amneal has agreed to install and operate manufacturing equipment leased from Apiject at the Company’s Brookhaven, New York facility. This equipment will be used to support production of ApiJect’s proprietary blow fill seal (“BFS”) delivery systems and Amneal’s growing injectable portfolio.
The Company concluded the agreement contains a financing lease pursuant to Accounting Standards Codification Topic 842, Leases. The lease will commence on the date the equipment is available for Amneal’s use. During the lease term, the Company shall pay ApiJect a low single-digit royalty for any of Amneal’s commercial products that are manufactured utilizing the equipment, which will be accounted for as variable lease payments. At the conclusion of the ApiJect Agreement, the Company has the right to purchase the equipment from ApiJect for a nominal amount. Amneal and ApiJect will also collaborate on the development of additional injectable product programs utilizing ApiJect’s BFS platform. The Company is entitled to receive consideration from ApiJect for development work performed under these programs.
The ApiJect Agreement did not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2025.
Agreements with Kashiv Biosciences, LLC
For detail on the Company’s related party agreements with Kashiv Biosciences, LLC, refer to Note 22. Related Party Transactions.

5. Income Taxes
Provision for Income Taxes
The components of the Company's income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$151,706	$(69,020)	$(59,781)
International	(12,497)	14,007	19,511
Total income (loss) before income taxes	$139,209	$(55,013)	$(40,270)
The provision for income taxes was comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(1,884)	$3,332	$256
State and local	1,698	4,982	2,214
Foreign	11,462	10,549	5,982
Total current income tax	$11,276	$18,863	$8,452
For the years ended December 31, 2025, 2024, and 2023, the Company did not record a provision for deferred income taxes as a result of recording a full valuation allowance on its DTAs.

Effective Tax Rate Reconciliation
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rates were as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$29,234	21.0%	$(11,553)	21.0%	$(8,457)	21.0%
State and local income taxes, net of federal income tax effect (1)	1,431	1.0	3,900	(7.1)	2,297	(5.7)
Foreign tax effects:
India:
India statutory tax rate difference between India and U.S.	1,178	0.9	1,113	(2.0)	2,106	(5.2)
Change in prior year estimates	2,652	1.9	942	(1.7)	(3,348)	8.3
Change in valuation allowance	1,700	1.2	3,438	(6.3)	3,291	(8.2)
Nontaxable or nondeductible items	1,610	1.2	(394)	0.7	1,050	(2.6)
Tax credits/incentives	—	—	(723)	1.3	(3,877)	9.6
Foreign NOLs	11	—	245	(0.4)	3,278	(8.1)
Other	351	0.3	(557)	1.0	15	—
Ireland:
Ireland statutory tax rate difference between Ireland and U.S.	3,887	2.8	719	(1.3)	(462)	1.1
Change in valuation allowance	1,854	1.3	2,951	(5.4)	(369)	0.9
Other	(571)	(0.4)	(37)	0.1	29	(0.1)
Other foreign jurisdictions:
Other	1,413	1.0	(88)	0.2	172	(0.4)
Effect of cross-border tax laws:
Subpart F	(4,876)	(3.5)	4,876	(8.9)	—	—
Global intangible low-taxed income (GILTI), net of Section 250 deduction	873	0.6	—	—	—	—
Tax credits:
Research and development tax credits	(4,018)	(2.9)	(1,708)	3.1	(2,011)	5.0
Changes in valuation allowances	(22,289)	(16.0)	8,557	(15.6)	13,025	(32.3)
Nontaxable or nondeductible items:
Income not subject to tax	(11,499)	(8.2)	(8,224)	14.9	(5,844)	14.5
Designated drug excise tax	1,012	0.7	1,399	(2.5)	403	(1.0)
Share-based payment awards	1,339	1.0	(1,875)	3.4	997	(2.5)
Executive compensation limitation	7,833	5.6	896	(1.6)	—	—
Partnership investment basis difference from foreign source income	(2,624)	(1.9)	2,941	(5.3)	2,621	(6.5)
TRA liability revaluation	1,384	1.0	10,643	(19.3)	876	(2.2)
Other (permanent differences)	762	0.5	637	(1.2)	793	(2.0)
Changes in unrecognized tax benefits	(1,252)	(0.9)	749	(1.4)	(66)	0.2
Other adjustments:
Imputed interest on TRA Liability	—	—	—	—	3,331	(8.3)
Capital loss	—	—	—	—	(1,041)	2.6
Other	(119)	(0.1)	16	—	(357)	0.9
Effective income tax rate	$11,276	8.1%	$18,863	(34.3)%	$8,452	(21.0)%
(1)The states and localities that contribute to the majority (greater than 50%) of the tax effect in this category include New Jersey for 2025; Tennessee, New York City and Philadelphia for 2024; and Tennessee and Texas for 2023.

The year-over-year changes in the provision for income taxes and effective tax rate primarily reflected differences in income by jurisdiction, the impact of the One Big Beautiful Bill Act (the “OBBBA”), and items related to share-based compensation in the current year.
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
India Special Economic Zone
The Company’s Indian subsidiaries are primarily export-oriented, and the tax holiday benefits provided by the Indian government for export activities within Special Economic Zones (“SEZ”) expired in March 2023. Without availing the SEZ benefit in India, the Company is eligible to claim a reduced tax rate of approximately 25.17%.
Organization for Economic Cooperation and Development Policies
The Organization for Economic Cooperation and Development (“OECD”) has issued a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate. The “Pillar One” global profit allocation proposal would not apply to the Company, since it generally applies to companies with global revenues exceeding €20 billion (approximately $23 billion using the exchange rate as of December 31, 2025). The “Pillar Two” proposal focuses on a global minimum tax of at least 15%. Legislation for the Pillar Two proposal, applying to the Company, has been enacted in Ireland, and became effective with the financial year beginning on January 1, 2024. As the tax rates of the other jurisdictions in which the Company operates exceed 15%, the Company does not believe there is any potential additional exposure besides in Ireland.
The Company assessed that no top-up tax under Pillar Two of the OECD Inclusive Framework on Base Erosion and Profit Shifting is expected to be due for the year ended December 31, 2025. This assessment is based on the application of safe harbor provisions available in all relevant jurisdictions including UK, Germany, Ireland, Switzerland, U.S. and India.
Since Pillar Two taxes are an alternative minimum tax, deferred taxes will not need to be recorded or remeasured. Instead, Pillar Two taxes will be expensed as incurred.
Undistributed Earnings
Applicable foreign taxes (including withholding taxes) have not been provided on the approximately $142.5 million of undistributed earnings of foreign subsidiaries as of December 31, 2025. These earnings have been and currently are considered to be indefinitely reinvested. Quantification of additional taxes that may be payable on distribution is not practicable.
Carryforwards
At December 31, 2025, the Company had approximately $215.9 million of foreign net operating loss carryforwards. These net operating loss carryforwards will partially expire, if unused, between 2029 and 2034. At December 31, 2025, the Company had approximately $164.8 million of state net operating loss carryforwards. The majority of the state net operating losses will expire, if unused, between 2035 and 2045. At December 31, 2025, the Company had approximately $12.5 million of federal R&D credit carryforwards and $11.4 million of state R&D credit carryforwards. The federal R&D credit carryforwards will expire, if unused, between 2036 and 2045, while the state R&D credits may be carried forward indefinitely. At December 31, 2025, the Company had approximately $5.0 million of federal capital loss carryforwards that will expire, if unused, in 2028.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the OBBBA, which includes a broad range of tax reform provisions affecting businesses, including, but not limited to, extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act and eliminating the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. These provisions resulted in a reduction of the Company’s current income tax liabilities of $7.8 million during the year ended December 31, 2025.

Cash Paid for Income Taxes
The Company paid cash for income taxes as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$5,600	$488	$—
State and local:
Philadelphia, PA	811	588	221
Tennessee	702	1,452	1,054
Texas	505	525	435
All other state and local	3,114	2,769	(10)
Foreign:
India	10,740	8,756	7,692
All other foreign	(145)	642	(6,896)
Total	$21,327	$15,220	$2,496
In 2025, India exceeded 5% of total income taxes paid. In 2024, the only jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid were Tennessee and India and in 2023, Philadelphia, Texas, Tennessee, and India.
Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Partnership interest in Amneal	$346,410	$360,055
Projected imputed interest on TRA	17,970	18,169
Net operating loss carryforward	48,410	33,403
IRC Section 163(j) interest carryforward	103,681	105,621
Capitalized costs	1,713	2,048
Stock-based compensation	6,659	17,337
Intangible assets	21,386	19,701
Tax credits and other	40,344	33,999
Total deferred tax assets	586,573	590,333
Valuation allowance	(586,573)	(590,333)
Net deferred tax assets	$—	$—
Since first establishing a valuation allowance, the Company has generated a cumulative consolidated three-year pre-tax loss through December 31, 2025. When measuring this loss, the Company excluded pre-tax income attributable to non-controlling interests because it does not support the realization of the Company’s deferred taxes. As a result of the losses through December 31, 2025, the Company determined that it is more likely than not that it will not realize the benefits of its gross DTAs and therefore maintained its valuation allowance. As of December 31, 2025, this valuation allowance was $586.6 million, and it reduced the carrying value of these gross DTAs, net of the impact of the reversal of taxable temporary differences, to zero.

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at the beginning of the period	$590,333	$566,544	$434,895
(Decrease) increase due to net operating losses and temporary differences	(5,062)	15,139	23,078
(Decrease) increase due to stock-based compensation	(10,771)	2,665	1,652
Increase (decrease) recorded against additional paid-in capital	2,818	(1,794)	96,316
Increase recorded against other comprehensive income	9,255	7,779	10,603
Balance at the end of the period	$586,573	$590,333	$566,544
Tax Receivable Agreement
In 2018, the Company entered into a tax receivable agreement (“TRA”) with the Members, which was amended in connection with the Reorganization pursuant to which it is generally required to pay the Members, on a one-to-one basis, 75% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal common units sold to the Company (or exchanged in a taxable sale) and that were created as a result of (i) the sales of their Amneal common units for shares of Class A common stock of the Company prior to the Reorganization (as defined in Note 1. Nature of Operations) and (ii) tax benefits attributable to payments made under the TRA.
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
For the years ended December 31, 2025, 2024, and 2023, the Company recorded expenses associated with the TRA of $6.6 million, $50.7 million, and $3.1 million, respectively, as a result of the realization of cash tax savings from the TRA attributes for those years. As of December 31, 2025 and 2024, the Company had TRA liabilities of $57.5 million and $53.9 million, respectively (refer to Note 22. Related Party Transactions for the current and long-term portions of the TRA liability). The Company’s cumulative cash tax benefit recorded through December 31, 2025 associated with the TRA was approximately $78.9 million, of which the Company recognized cumulative expenses under the TRA of $61.0 million.
As noted above, the Company has determined it is more-likely-than-not it will be unable to utilize its DTAs subject to the TRA; therefore, as of December 31, 2025, the Company had not recognized the contingent liability under the TRA related to the tax savings it may realize in future years from Amneal common units sold or exchanged. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability (which amounted to $129.1 million as of December 31, 2025) will be recorded through charges in the Company’s consolidated statements of operations. If the TRA attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA in excess of the $57.5 million accrued as of December 31, 2025.
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
Accounting for Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S., income tax returns are generally subject to examination for a period of three years. The majority of states in which the Company files income tax returns follow the three-year U.S. federal statute of limitations, and a few states have a four-year statute of limitations in which to assess state taxes four years after the return is filed. Because the Company has unused state NOL carryovers generated more than three or four years ago, the relevant state taxing authorities may audit and adjust otherwise closed carryover tax years to the extent such NOL carryover is utilized in an open year. Neither the Company nor any of its affiliates is currently under audit by the Internal Revenue Service. Amneal is currently under examination in certain states and the Company does not expect any material adjustments as of December 31, 2025.
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
A rollforward of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at the beginning of the period	$3,944	$3,735	$3,616
Gross change for current period positions	251	210	170
Gross change for prior period positions	74	(1)	(51)
Decrease due to expiration of statute of limitations	(243)	—	—
Unrecognized tax benefits at the end of the period	$4,026	$3,944	$3,735
Included in the total unrecognized tax benefits at December 31, 2025, 2024 and 2023 was $4.0 million, $3.9 million and $3.7 million, respectively, that if recognized, would favorably affect the effective income tax rate.
In India, the income tax returns for the fiscal years ending March 31, 2022, 2023 and 2024 are currently being reviewed by tax authorities as part of the normal procedures, and the Company is not expecting any material adjustments. There are no other income tax returns in the process of examination, administrative appeal, or litigation. Income tax returns are generally subject to examination for a period of three years, five years, and four years after the tax year in India, Switzerland, and Ireland, respectively.
6. Earnings (Loss) per Share
Following the implementation of the Reorganization on November 7, 2023 (refer to Note 1. Nature of Operations for additional information), all outstanding shares of Old PubCo Class A Common Stock and Old PubCo Class B Common Stock were exchanged for an equivalent number of shares of Class A common stock of the Company.
Basic earnings (loss) per share of Class A common stock was computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock was computed by dividing net income (loss) attributable to Amneal Pharmaceuticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The weighted-average number of shares of Class A common stock for all periods prior to the Reorganization includes shares of Old PubCo Class A Common Stock.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to Amneal Pharmaceuticals, Inc.	$72,057	$(116,886)	$(83,993)
Denominator:
Weighted-average shares outstanding - basic	313,367	308,978	176,136
Effect of dilutive securities:
Stock options	933	—	—
Restricted stock units	4,606	—	—
Performance stock units	5,899	—	—
Weighted-average shares outstanding - diluted	324,805	308,978	176,136
Net income (loss) per share attributable to Amneal Pharmaceuticals, Inc.'s Class A common stockholders:
Basic	$0.23	$(0.38)	$(0.48)
Diluted	$0.22	$(0.38)	$(0.48)
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock (in thousands):

	Years Ended December 31,
	2025		2024		2023
Stock options	293	(1)	2,019	(2)	2,416	(2)
Restricted stock units	—		9,967	(2)	10,511	(2)
Performance stock units	—		7,609	(2)	6,944	(2)
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
7. Trade Accounts Receivable, Net
Trade accounts receivable, net is comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Gross accounts receivable	$1,740,324	$1,303,788
Allowance for credit losses	(3,003)	(3,552)
Contract charge-backs and sales volume allowances (1)	(801,186)	(498,537)
Cash discount allowances (1)	(40,992)	(25,968)
Subtotal	(845,181)	(528,057)
Trade accounts receivable, net	$895,143	$775,731
(1) Refer to Note 3. Revenue Recognition for additional information.

Concentration of Receivables
Trade accounts receivables from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	December 31, 2025	December 31, 2024
Customer A	39%	37%
Customer B	23%	21%
Customer C	26%	29%
8. Inventories
Inventories are comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$227,353	$207,697
Work in process	55,455	52,835
Finished goods	323,494	351,922
Total inventories	$606,302	$612,454
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Deposits and advances	$4,437	$1,868
Prepaid insurance	6,723	8,264
Prepaid regulatory fees	8,109	6,958
Income and other tax receivables	18,662	16,829
Prepaid taxes	17,068	7,516
Accrued royalty income	14,332	4,676
Other current receivables	5,295	4,466
Chargebacks receivable	5,972	6,378
Other prepaid assets	17,797	23,762
Total prepaid expenses and other current assets	$98,395	$80,717

10. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$19,690	$8,112
Buildings	234,599	224,655
Leasehold improvements	133,833	130,905
Machinery and equipment	473,076	459,026
Furniture and fixtures	16,170	15,003
Vehicles	2,018	2,034
Computer equipment	76,825	70,495
Construction-in-progress	92,909	78,198
Total property, plant, and equipment	1,049,120	988,428
Less: Accumulated depreciation	(606,170)	(563,520)
Property, plant, and equipment, net	$442,950	$424,908
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $57.3 million, $62.6 million and $66.2 million, respectively.
11. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2023	$162,852	$366,312	$69,465	$598,629
Currency translation	(1,193)	—	—	(1,193)
Balance as of December 31, 2024	161,659	366,312	69,465	597,436
Currency translation	(1,966)	—	—	(1,966)
Balance as of December 31, 2025	$159,693	$366,312	$69,465	$595,470
Annual Goodwill Impairment Test
The Company performed a qualitative annual goodwill impairment assessment for the Affordable Medicines, Specialty, and AvKARE reporting units as of the October 1, 2025 measurement date. In performing this assessment, the Company identified and evaluated the significance of relevant key factors, events and circumstances that could affect the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry and market conditions, and entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company considered the results of its most recent quantitative goodwill impairment test for its Affordable Medicines, Specialty, and AvKARE reporting units performed as of October 1, 2024. Based on the results of the Company’s qualitative assessment, it was determined that it was more likely than not that the fair values of each of the Affordable Medicines, Specialty, and AvKARE reporting units were greater than their respective carrying amounts as of October 1, 2025, and therefore no impairment charges have been recognized, and no quantitative testing was required.
The Company determined that no events or changes in circumstances occurred between October 1, 2025 to December 31, 2025 that indicated the fair value of any reporting unit may have declined below its carrying amount. Accordingly, no indicators of goodwill impairment were identified during the year ended December 31, 2025. The Company did not record any goodwill impairment charges for the years ended December 31, 2025, 2024, and 2023.

Intangible assets were comprised of the following (in thousands):

	December 31, 2025				December 31, 2024
	Weighted- Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.3	$1,519,694	$(977,819)	$541,875	$1,550,469	$(856,914)	$693,555
Other intangible assets	1.9	82,700	(69,177)	13,523	83,200	(58,678)	24,522
Total		1,602,394	(1,046,996)	555,398	1,633,669	(915,592)	718,077
In-process research and development		8,100	—	8,100	14,300	—	14,300
Total intangible assets		$1,610,494	$(1,046,996)	$563,498	$1,647,969	$(915,592)	$732,377
Amortization expense related to definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $166.3 million, $173.6 million and $163.2 million, respectively.
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including in-process research and development intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually.
For the year ended December 31, 2025, the Company recognized $22.8 million of intangible asset impairment charges in cost of goods sold. The charges primarily related to a Specialty segment product right for which the Company significantly reduced the cash flow forecast after receipt of a complete response letter dated July 22, 2025 from the FDA regarding a supplemental new drug application. No impairment loss was recognized during the year ended December 31, 2025 for in-process research and development intangible assets.
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
The following table presents future amortization expense for the next five years and thereafter, excluding $8.1 million of IPR&D intangible assets (in thousands):

Future Amortization
2026	$114,842
2027	97,725
2028	79,182
2029	69,433
2030	72,524
Thereafter	121,692
Total	$555,398

12. Other Assets
Other assets were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Interest rate swap (1)	$5,756	$35,921
Security deposits	3,932	3,752
Long-term deposits and prepaid expenses	33,615	12,362
Deferred revolving credit facility costs	5,197	2,820
Long-term restricted cash	2,068	—
Other long-term assets	7,237	5,278
Total	$57,805	$60,133
(1)Refer to Note 17. Fair Value Measurements and Note 18. Financial Instruments for information about the Company’s interest rate swap.
13. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$254,671	$258,691
Accrued returns allowance (1)	179,471	160,490
Accrued compensation	79,886	72,959
Accrued Medicaid and commercial rebates (1)	119,486	135,488
Accrued royalties	30,040	23,687
Accrued professional fees	14,514	17,339
Accrued interest	18,663	1,585
Accrued other	64,585	65,211
Total accounts payable and accrued expenses	$761,316	$735,450
(1)Refer to Note 3. Revenue Recognition for additional information.
14. Debt
The following is a summary of the Company’s term loan indebtedness (in thousands):

	December 31, 2025	December 31, 2024
Term Loan Due 2032	$2,094,750	$—
Senior Notes Due 2032	600,000	—
Term Loan Due 2025	—	191,979
Term Loan Due 2028	—	2,292,856
Total debt	2,694,750	2,484,835
Less: debt issuance costs	(122,874)	(98,832)
Total debt, net of debt issuance costs	2,571,876	2,386,003
Less: current portion of long-term debt	(6,761)	(224,213)
Total long-term debt, net	$2,565,115	$2,161,790

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
On June 2, 2022, the Company entered into a revolving credit agreement (the “New Revolving Credit Agreement”) that terminated the lender commitments under the Revolving Credit Facility, and replaced them with a new $350.0 million senior secured revolving credit facility that matures on June 2, 2027 (the “New Revolving Credit Facility”). In addition, the New Revolving Credit Agreement (i) provided for up to $25.0 million for the purpose of issuing letters of credit, (ii) provided for up to $35.0 million for the purpose of issuing swingline loans, and (iii) allowed the Company to request an incremental increase in the revolving facility commitments by up to $150.0 million.
On November 14, 2023, the Company amended the Term Loan Credit Agreement (the “New Term Loan Credit Agreement”), exchanging and refinancing $2.35 billion of outstanding Term Loan Due 2025 into new term loans (the “Term Loan Due 2028”) maturing May 4, 2028 (the “November 2023 Refinancing”), leaving $192.0 million in principal remaining under the Term Loan Due 2025.
In October 2019, the Company entered into an interest rate lock agreement for a total notional amount of $1.3 billion to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows with its Term Loan Due 2025. In connection with the November 2023 Refinancing, the Company amended this interest rate agreement. For further details on this, refer to Note 18. Financial Instruments.
Additionally on November 14, 2023, the Company entered into an amendment to the New Revolving Credit Facility (the “2023 Revolving Credit Facility”), pursuant to which certain lenders agreed to increase their commitments such that the aggregate revolving commitments increased to up to $600.0 million.
In January 2025, the Company paid the entire remaining principal balance of $192.0 million then outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the 2023 Revolving Credit Facility and cash on hand.
On August 1, 2025, the Company borrowed $2.1 billion under new seven-year term loans (the “Term Loan Due 2032”) pursuant to an amendment to the Term Loan Credit Agreement (the “Amended Term Loan Agreement”) and completed a private offering of $600 million aggregate principal amount of 6.875% senior secured notes due 2032 at par (the “Senior Notes Due 2032”). The Company also entered into an amendment to the 2023 Revolving Credit Facility (the “2025 Revolving Credit Facility”). The Company used the net proceeds of the Term Loan Due 2032 and the Senior Notes due 2032 to refinance the Term Loan Due 2028 in full, to repay outstanding amounts borrowed under the 2023 Revolving Credit Facility in full, and to pay related fees, premiums and expenses (this transaction is collectively referred to as the “August 2025 Refinancing”). Additionally, an amendment to the Term Loan Credit Agreement provided additional flexibility to the Company and its restricted subsidiaries, including without limitation, with respect to representations and warranties, affirmative and negative covenants and incremental and equivalent term loan facilities.
On August 28, 2025, the Company completed a transaction to terminate the November 2023 Swap (as defined in Note 18. Financial Instruments) and entered into a new agreement (the “August 2025 Swap”). For further details on this, refer to Note 18. Financial Instruments.
The Company refers to the Term Loan Due 2032, and related revolving and prior term loan arrangements (including amended facilities) collectively as the “Senior Secured Credit Facilities”. The proceeds of any loans made under the Senior Secured Credit Facilities can be used for capital expenditures, acquisitions, working capital needs and other general purposes, subject to covenants as described below.
Amneal Term Loans and Senior Notes
Term Loan Due 2025
The remaining balance of the Term Loan Due 2025 was repaid in full in January 2025 as described above.

Amortization of debt issuance costs related to the Term Loan Due 2025 was not material for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, amortization of debt issuance costs related to the Term Loan Due 2025 was $4.7 million.
Term Loan Due 2028
As of December 31, 2024, the Company had $2.3 billion outstanding under the Term Loan due 2028. As noted above, during the August 2025 Refinancing, the Company used the net proceeds of the Term Loan Due 2032 and the Senior Notes due 2032 to refinance the Term Loan Due 2028 in full.
For the years ended December 31, 2025, 2024, and 2023, amortization of debt issuance costs related to the Term Loan Due 2028 was $15.0 million, $24.3 million, and $2.9 million, respectively.
In connection with the November 2023 Refinancing, the Company recognized a loss of $40.8 million for the year ended December 31, 2023, which was primarily comprised of debt issuance costs associated with the portion of the Term Loan Due 2025 that was modified.
Term Loan Due 2032
The Term Loan Due 2032 has a maturity date of August 1, 2032. Quarterly principal payments are due in an amount equal to 1.00% per annum of the original principal amount thereof, commencing on the last business day of the fiscal quarter ending December 31, 2025, with the remaining balance due on August 1, 2032. Interest is payable on the Term Loan Due 2032 at a rate equal to the SOFR benchmark rate or the base rate, plus an applicable margin, in each case, subject to a term SOFR benchmark rate floor of 0.50% or a base rate floor of 1.00%, as applicable. The applicable margin for the Term Loan Due 2032 is 3.50% per annum for term SOFR benchmark rate loans and 2.50% per annum for base rate loans.
The August 2025 Refinancing involved multiple lenders that were considered members of a loan syndicate. In determining whether the refinancing of the Term Loan Due 2028 was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial, on a lender-by-lender basis, in accordance with the guidance in ASC 470, Debt (“ASC 470”). As a result of this analysis, the Company legally has separate loans from each lender in the syndicate of the Term Loan Due 2032, and each lender has a contractual right to payments from the Company. The Company concluded that, on a lender-by-lender basis, debt held by 99% of the lenders included in the refinancing was considered modified, with the remaining debt held by lenders considered to be extinguished. In accordance with ASC 470, the Company capitalized costs of $49.4 million associated with the Term Loan Due 2032, primarily comprised of lender fees, which were combined with $73.4 million of unamortized debt issuance costs associated with the Term Loan Due 2028. The resulting debt discount balance of $122.8 million will be amortized to interest expense over the life of the Term Loan Due 2032 using the effective interest method. In connection with the refinancing, the Company recognized a loss of $31.4 million for the year ended December 31, 2025, which was primarily comprised of debt issuance costs associated with the portion of the Term Loan Due 2028 that was modified. For the year ended December 31, 2025 amortization of debt issuance costs related to the Term Loan Due 2032 was $5.6 million.
On February 2, 2026, the Company entered into a repricing amendment to the Term Loan Credit Agreement governing the Term Loan Due 2032. Refer to Note 25. Subsequent Events for additional information.
Senior Notes Due 2032
The Senior Notes Due 2032 were issued at par pursuant to an indenture dated August 1, 2025. The Senior Notes Due 2032 mature on August 1, 2032 (no principal is due until maturity) and bear interest at a rate of 6.875% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2026.
In accordance with ASC 470, the Company capitalized costs of $6.0 million associated with the issuance of the Senior Notes Due 2032, primarily comprised of lender fees. Capitalized costs will be amortized to interest expense over the life of the Senior Notes Due 2032 using the effective interest method. For the year ended December 31, 2025 amortization of debt issuance costs related to the Senior Notes Due 2032 was not material.
The Senior Notes Due 2032 and related guarantees represent senior secured obligations of the Company and the guarantors, respectively, ranking pari passu with existing and future senior indebtedness and senior to any future subordinated debt. The Senior Notes Due 2032 and the related guarantees are secured (x) on a first-priority basis by liens on fixed asset collateral, which consists of substantially all of the assets (other than asset‑based lending (“ABL”) priority collateral) that secure the

Company’s and the guarantors’ obligations under the Term Loan due 2032 on a pari passu basis, and (y) on a second-priority basis by liens on the collateral that secures the obligations under the 2025 Revolving Credit Facility on a first-priority basis, which generally includes the Company’s and the guarantors’ cash, inventory and accounts receivable and related assets.
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
Amneal Revolving Credit Facilities
Deferred financing costs associated with the 2025 Revolving Credit Facility, the 2023 Revolving Credit Facility, and New Revolving Credit Facility are recorded in other assets.
At the time of the November 2023 Refinancing, the Company had $1.6 million in unamortized deferred financing costs related to the New Revolving Credit Facility. As a result of the November 14, 2023 amendment, there was an increase in the borrowing capacity of all lenders between the 2023 Revolving Credit Facility and the New Revolving Credit Facility. The Company incurred costs of $2.4 million associated with this amendment, which were capitalized as deferred financing costs along with the remaining unamortized costs associated with the New Revolving Credit Facility, and were amortized over the life of the 2023 Revolving Credit Facility.
In connection with the August 2025 Refinancing, the 2025 Revolving Credit Facility extends the maturity of the 2023 Revolving Credit Facility from June 2, 2027 to August 1, 2030. The aggregate revolving commitments of the lenders under the 2025 Revolving Credit Facility continue to be $600.0 million.
The Company incurred $2.0 million in costs with the 2025 Revolving Credit Facility, which were capitalized and combined with the existing $2.0 million of unamortized deferred financing costs associated with the 2023 Revolving Credit Facility at the time of the refinancing. These costs will be amortized over the life of the 2025 Revolving Credit Facility. For the years ended December 31, 2025, 2024 and 2023, amortization of deferred financing costs were $1.0 million, $1.1 million, and $0.5 million, respectively.
As of December 31, 2025 the Company had $595.2 million of available capacity under the 2025 Revolving Credit Facility (principal amount of up to $20.2 million remained available for letters of credit). As discussed above, in January 2025, the Company paid the entire remaining principal balance of $192.0 million then outstanding on its Term Loan Due 2025, plus accrued interest thereon of $0.7 million, with $190.0 million of new borrowings under the 2023 Revolving Credit Facility and cash on hand. The Company used net proceeds from the August 2025 Refinancing, in part, to repay outstanding amounts borrowed under the 2023 Revolving Credit Facility in full.
During the year ended December 31, 2024, the Company borrowed $20.0 million and repaid $99.0 million under the 2023 Revolving Credit Facility. As of December 31, 2024, the Company had $100.0 million in borrowings and $495.2 million of available capacity under the 2023 Revolving Credit Facility (principal amount of up to $20.2 million remained available for letters of credit).
The 2025 Revolving Credit Facility bears an interest rate equal to the alternate base rate (“ABR”) or SOFR, plus an applicable margin, in each case, subject to an ABR floor of 1.00% or a SOFR floor of 0.00%, as applicable. The applicable margin on borrowings under the 2025 Revolving Credit Facility ranges from 0.25% to 0.50% per annum for ABR loans and from 1.25% to 1.50% per annum for SOFR loans determined by the average historical excess availability. The Company paid a commitment fee based on the average daily unused amount of the 2025 Revolving Credit Facility at a rate of 0.25% per annum.
Covenants to the Senior Secured Credit Facilities
The Senior Secured Credit Facilities contain a number of covenants that, among other things, create liens on Amneal’s and its subsidiaries’ assets. The Senior Secured Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict Amneal’s and its subsidiaries’ ability to incur additional debt or guarantees, grant liens, make loans, acquisitions or other investments, dispose of assets, merge, dissolve, liquidate or consolidate, pay dividends or other payments on capital stock, make optional payments or modify certain debt instruments, modify certain organizational documents, enter into arrangements that restrict the ability to pay dividends or grant liens, or enter into or consummate transactions with affiliates. The Senior Secured Credit Facilities contain customary events of default, subject to certain exceptions. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and the commitments may be terminated. In addition, the 2025 Revolving Credit Facility also includes a financial covenant whereby the Company was required to maintain a minimum fixed-charge coverage ratio if certain borrowing conditions were met. At December 31, 2025, Amneal was in compliance with all covenants associated with the Senior Secured Credit Facilities.
Annually, the Company is also required to calculate the amount of excess cash flows, as defined in the Term Loan Credit Agreement and New Term Loan Credit Agreement. Based on the results of the excess cash flows calculation for the years ended December 31, 2025, 2024 and 2023, no additional principal payments were due.
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
As of December 31, 2024, a commitment fee based on the average daily unused amount of the Amended Rondo Revolving Credit Facility was assessed at a rate based on total net leverage ratio, between 0.25% and 0.50% per annum.
On April 9, 2025, the Company amended and restated the Rondo Revolving Credit Facility (“Amended and Restated Rondo Revolving Credit Facility”) to, among other things, (i) increase the aggregate revolving commitment from $70 million to $125 million, (ii) increase the letter of credit commitment from $60 million to $90 million, and (iii) extend the maturity to April 9, 2030. The Amended and Restated Rondo Revolving Credit Facility bears a variable annual interest rate of adjusted term SOFR or the base rate, plus the applicable margin, in each case, subject to a floor of 0.00%. The applicable margin is between 1.75% and 3.00% (in the case of adjusted term SOFR loans) and 0.75% and 2.00% (in the case of base rate loans), and may be reduced or increased by 0.25% based on step-downs and step-ups determined by the total net leverage ratio, as defined in the Amended and Restated Rondo Revolving Credit Facility. In addition, a commitment fee based on the average daily unused amount of the Amended and Restated Rondo Revolving Credit Facility is assessed at a rate based on total net leverage ratio, between 0.20% and 0.35% per annum. At December 31, 2025, the Amended and Restated Rondo Revolving Credit Facility commitment fee rate was 0.25% per annum.
In connection with this amendment, the Company incurred costs of $1.7 million associated with the Amended and Restated Rondo Revolving Credit Facility, which were capitalized and will be amortized over the life of the Amended and Restated Rondo Revolving Credit Facility. For the years ended December 31, 2025, 2024, and 2023, amortization of deferred financing costs associated with the Amended and Restated Rondo Revolving Credit Facility were not material.
The Amended and Restated Rondo Revolving Credit Facility contains a number of covenants that, among other things, create liens on the equity securities and assets of Rondo Holdings, Rondo, AvKARE, LLC and Dixon-Shane, LLC d/b/a R&S Northeast LLC (“R&S”). The Amended and Restated Rondo Revolving Credit Facility contains certain negative, affirmative and financial covenants that, among other things, restrict the ability to incur additional debt, grant liens, transact in mergers and acquisitions, make certain investments and payments or engage in certain transactions with affiliates. The Amended and Restated Rondo Revolving Credit Facility also contains customary events of default. Upon the occurrence of certain events of default, the obligations under the Amended and Restated Rondo Revolving Credit Facility may be accelerated and/or the interest rate may be increased. At December 31, 2025, Rondo was in compliance with all covenants. The Company is not party to the Amended and Restated Rondo Revolving Credit Facility and is not a guarantor of any debt incurred thereunder.
On September 26, 2023, Rondo entered into a standby letter of credit guarantee arrangement under the Amended Rondo Revolving Credit Facility in the amount of $42.0 million for purposes of securing inventory from a certain supplier. As of December 31, 2025, the Company had no outstanding borrowings and outstanding letters of credit of $42.0 million under the Amended and Restated Rondo Revolving Credit Facility and unused borrowing capacity of $83.0 million.
Rondo Acquisitions Financing – Notes Payable-Related Party
On January 31, 2020, the closing date of the Rondo Acquisitions, Rondo Partners, LLC or its subsidiary, Rondo Top Holdings, LLC, issued notes to the sellers (the “Sellers Notes”) with a stated aggregate principal amount of $44.2 million and a short-term note to a seller (the “Short-Term Seller Note”) with a stated principal amount of $1.0 million. The Sellers Notes were unsecured and accrued interest at a rate of 5% per annum, not compounded, until June 30, 2025. The $9.2 million discount on the Sellers Notes was to be amortized to interest expense using the effective interest method from January 31, 2020 to June 30, 2025 and the carrying value of the Sellers Notes was to accrete to the stated principal amount of $44.2 million. During the year ended December 31, 2024, the Company repaid principal of $44.2 million and interest of $10.0 million associated with the Sellers Notes from cash on hand. As of December 31, 2025 and 2024, the Sellers Notes and accrued interest had been fully repaid. As of December 31, 2025 and December 31, 2024, no amounts were outstanding under the Sellers Notes, and the Company was not party to or a guarantor of the Sellers Notes. During the year ended December 31, 2024 and 2023, amortization of the discount related to the Sellers Notes was $1.1 million and $1.7 million, respectively.

15. Other Long-Term Liabilities
Other long-term liabilities were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Uncertain tax positions	$—	$1,252
Long-term compensation (1)	11,354	17,125
Other long-term liabilities	20,909	8,572
Total other long-term liabilities	$32,263	$26,949
(1)    Includes $7.6 million and $8.5 million of long-term liabilities under deferred compensation plans (refer to Note 17. Fair Value Measurements for certain deferred compensation plan liabilities measured at fair value) as of December 31, 2025 and 2024, respectively, and $3.8 million and $8.6 million of long-term employee benefits for the Company’s international employees as of December 31, 2025 and 2024, respectively.
16. Leases
The majority of the Company’s operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, R&D facilities, and land. The Company’s leases have remaining lease terms of 1 year to 19 years (excluding international land easements with remaining terms of approximately 18-93 years). Rent expense for the years ended December 31, 2025, 2024 and 2023 was $23.4 million, $21.0 million, and $21.7 million, respectively.
Significant Lease Modifications in 2025
During 2025, the Company modified two facility leases that are significant to operations:
New Jersey R&D and Manufacturing Facility
On April 23, 2025, the Company renewed its lease for this facility, extending the term by ten years through November 30, 2035. Aggregate payments over the renewal period total approximately $11.6 million. The renewal was accounted for as a lease modification under ASC 842, resulting in remeasurement of the lease liability and right‑of‑use asset.

New York Manufacturing Facility (Related Party)
On May 7, 2025, the Company extended its lease for this facility by seven years through March 31, 2033. Aggregate payments over the extension period total approximately $12.4 million. The lessor is Sutaria Family Realty, LLC, a related party (refer to Note 22. Related Party Transactions). The extension was accounted for as a lease modification under ASC 842.
The components of total lease costs were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Lease Cost:
Operating lease cost (1)	$18,771	$16,429	$16,734
Finance lease cost:
Amortization of right-of-use assets	4,601	4,583	4,972
Interest on lease liabilities	4,388	4,542	4,583
Total finance lease cost	8,989	9,125	9,555
Total lease cost	$27,760	$25,554	$26,289
(1)Includes variable and short-term lease costs.
Supplemental balance sheet information related to the Company's leases was as follows (in thousands):

Operating leases	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$38,832	$31,388
Operating lease right-of-use assets - related party (1)	15,216	10,964
Total operating lease right-of-use assets	$54,048	$42,352

Operating lease liabilities	$33,233	$24,814
Operating lease liabilities - related party (1)	14,195	9,391
Current portion of operating lease liabilities	8,668	9,435
Current portion of operating lease liabilities - related party (1)	2,705	3,396
Total operating lease liabilities	$58,801	$47,036

Financing leases
Financing lease right of use assets	$53,328	$56,433

Financing lease liabilities	$54,927	$56,889
Current portion of financing lease liabilities	3,442	3,211
Total financing lease liabilities	$58,369	$60,100
(1)     Refer to Note 22. Related Party Transactions for information about related party leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,388	$4,542
Operating cash flows from operating leases	$17,085	$17,117
Financing cash flows from finance leases	$3,422	$3,251
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,697	$9,981
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,742	$1,889
The table below reflects the weighted average remaining lease term and weighted average discount rate for the Company's operating and finance leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term - operating leases	5 years	4 years
Weighted average remaining lease term - finance leases	17 years	17 years
Weighted average discount rate - operating leases	10.1%	9.6%
Weighted average discount rate - finance leases	7.3%	7.3%
Maturities of lease liabilities as of December 31, 2025 were as follow (in thousands):

	Operating Leases	Financing Leases
2026	$16,941	$7,585
2027	15,019	6,451
2028	12,813	6,114
2029	11,938	5,787
2030	6,492	5,642
Thereafter	16,001	68,247
Total lease payments	79,204	99,826
Less: Imputed interest	(20,403)	(41,457)
Total	$58,801	$58,369
Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2025	$16,914	$7,508
2026	13,496	7,007
2027	10,563	5,890
2028	8,195	5,667
2029	6,567	5,653
Thereafter	3,019	73,907
Total lease payments	58,754	105,632
Less: Imputed interest	(11,718)	(45,532)
Total	$47,036	$60,100
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

	Fair Value Measurement Based on
December 31, 2025	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest Rate Swap (1)	$5,756	$—	$5,756	$—
Liabilities
Deferred compensation plan liabilities (2)	$7,483	$—	$7,483	$—

December 31, 2024
Assets
Interest Rate Swap (1)	$35,921	$—	$35,921	$—
Liabilities
Deferred compensation plan liabilities (2)	$8,224	$—	$8,224	$—
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
There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2025.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

The following is a summary of the Company’s indebtedness at fair value (in thousands):

	December 31, 2025	December 31, 2024
Term Loan Due 2032	$2,115,698	$—
Senior Notes Due 2032	$633,000	$—
Term Loan Due 2025	$—	$192,579
Term Loan Due 2028	$—	$2,364,508
The Term Loan Due 2032, Senior Notes Due 2032, Term Loan Due 2025, and Term Loan Due 2028 are in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation. Refer to Note 14. Debt for additional information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the years ended December 31, 2025 and 2024.
18. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates.
Interest Rate Risk
Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company is exposed to interest rate risk on its debt obligations. The Company’s debt obligations consist of variable-rate and fixed-rate debt instruments (for further details, refer to Note 14. Debt). The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. To achieve this objective, the Company initially entered into an interest rate swap on the Term Loan Due 2025. In connection with the November 2023 Refinancing, the Company novated its swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. On August 28, 2025, the Company completed a transaction to terminate the November 2023 Swap (as defined below) and entered into the August 2025 Swap (as defined in Note 14. Debt). Refer to section “Interest Rate Derivative - Cash Flow Hedge” below for additional information.
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
On November 14, 2023, in connection with the Company’s refinancing of the Term Loan Due 2025 as part of the November 2023 Refinancing (refer to Note 14. Debt), the Company novated its Amended October 2019 Swap to another counterparty and subsequently amended the interest rate agreement (the “November 2023 Swap”). The amendments did not change the notional amount of $1.3 billion. The Company used a strategy commonly referred to as “blend and extend,” which allows the existing asset position of the swap agreement to be effectively blended into the new interest rate swap agreement. As a result of this transaction, on November 14, 2023, the Amended October 2019 Swap was de-designated and the unrealized gain $66.7 million was recorded within accumulated other comprehensive loss and amortized as a reduction of interest expense, net, over the original term of the of the Amended October 2019 Swap (until May 2025), as the hedged transactions affect earnings. Additionally, the November 2023 Swap had a fair value of $66.7 million at inception, and was ratably recorded to accumulated other comprehensive loss and reclassified to interest expense, net, over the term of the November 2023 Swap (until May 2027), as the hedged transactions affect earnings.

On August 28, 2025, the Company completed a transaction whereby it (i) terminated the November 2023 Swap, (ii) received a cash settlement of $7.7 million from the counterparty to the November 2023 Swap, which represented approximately 50% of the fair value of the November 2023 Swap as of August 28, 2025, and (iii) entered into a new interest rate lock agreement with the same counterparty by blending and extending the remaining asset position, or $7.7 million, of the November 2023 Swap into the new agreement (the “August 2025 Swap”).
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
At the inception of the August 2025 Swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in fair value will be recognized in other comprehensive loss and reclassified to interest expense, net, in the period in which the hedged transaction affect earnings. The August 2025 Swap is the only swap agreement outstanding as of December 31, 2025.
The effectiveness of the outstanding August 2025 Swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide based upon initial quantitative assessment of the amended swap and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge.
During the year ended December 31, 2025, the Company reclassified a net loss (increase in interest expense) of $1.2 million from accumulated other comprehensive loss. As of December 31, 2025, $14.8 million in net losses were recorded in accumulated other comprehensive loss associated with the impact of all interest rates swaps, with $11.7 million, net, expected to be reclassified within 12 months as interest payments are made on the Company’s Term Loan Due 2032 and amortization of the amounts included in accumulated other comprehensive loss occurs. Refer to Note 20. Stockholders’ (Deficiency) Equity for additional information.
During the year ended December 31, 2024, the Company reclassified a net gain (decrease in interest expense) of $26.2 million from accumulated other comprehensive loss. As of December 31, 2024, the total gain, net of income taxes, related to the Company’s cash flow hedge of $6.4 million was recognized in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	December 31, 2025		December 31, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$5,756	Other Assets	$35,921

19. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments and other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 4. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 22. Related Party Transactions for additional information.
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

For the year ended December 31, 2025, credit related to legal matters, net was immaterial. For the year ended December 31, 2024, charges related to legal matters, net of $96.7 million were primarily associated with the Affordable Medicines segment’s settlement in principle on the primary financial terms for a nationwide resolution to the opioids cases that have been filed and that might have been filed against the Company by political subdivisions and Native American tribes across the U.S. (refer to the section Civil Prescription Opioid Litigation below). For the year ended December 31, 2023, charges related to legal matters, net of $1.8 million were comprised of $3.9 million in charges associated with Affordable Medicines civil prescription opioid litigation, a $3.0 million charge for the settlement of an Affordable Medicines customer claim, a $3.0 million charge for the settlement of Affordable Medicines commercial antitrust litigation, and a $1.9 million charge for the settlement of a corporate stockholder derivative lawsuit, partially offset by a $10.0 million credit from the settlement of Affordable Medicines patent infringement matters.
Liabilities for legal matters were comprised of the following (in thousands):

	December 31,
Matter	2025	2024
Civil prescription opioid litigation	$42,271	$29,671
Other	985	2,084
Current portion of liabilities for legal matters	$43,256	$31,755

Civil prescription opioid litigation (Liabilities for legal matters - long term)	$71,819	$85,479
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
In these matters, the Company has filed various motions to dismiss, some of which remain pending. In Connecticut, et al. v. Sandoz, Inc. et al., defendants’ joint motions for summary judgment were fully briefed on April 7, 2025. Defendant-specific motions for summary judgment, including a motion by the Company, were fully briefed on December 12, 2025. The Court denied two of the joint motions, related to claim-splitting and Plaintiffs’ overarching conspiracy claims, on August 13, 2025, and December 3, 2025, respectively. It denied in substantial part another of the joint motions, related to the timeliness of Plaintiffs’ claims, on October 31, 2025. The Court granted in part and denied in part Defendants’ joint motion for summary judgment related to state law claims and Plaintiffs’ proposed remedies on February 12, 2026. The Company’s individual motion for summary judgment remains pending.
Trials for the first multi-district litigation (“MDL”) cases chosen for bellwether treatment, none of which name the Company as a defendant, have been stayed pending the Third Circuit’s review of the MDL court’s class certification decision. The MDL court selected Humana Inc. v. Actavis Elizabeth, LLC et al., No. 2:18-cv-03299-CMR (“Humana I”), which names Impax Laboratories, LLC (“Impax”) as a defendant – as a subsequent bellwether. Fact discovery in Humana I is substantially complete, and expert discovery will be substantially complete in February 2026. Summary judgment motions in Humana I are due in March 2026. Trial is scheduled to begin on September 15, 2026.
Civil Prescription Opioid Litigation
As a result of the Court’s Stipulation and Order dated February 26, 2026, pursuant to the settlement of the political subdivision cases in MDL 2804, the state and federal cases against the Company relating to the sale of prescription opioid pain relievers have been reduced from over 800 cases to less than 110 cases, comprised of 55 cases in MDL 2804 and other federal courts, and 54 state court cases. Plaintiffs in the remaining cases are political subdivisions (pending dismissal), schools, hospitals, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804 (N.D. Ohio). There are no firm trial dates in the state-court cases.

The New York Attorney General and Alaska Attorney General have withdrawn their subpoenas seeking information regarding the Company’s business concerning opioid-containing products. The subpoena from the Maryland Attorney General remains outstanding. The Company has cooperated and continues to cooperate with the Maryland Attorney General’s request.
In 2023, the Company reached settlements with the New Mexico Attorney General and West Virginia political subdivisions and a settlement in principle with a group of private hospitals in Alabama. In late April 2024, the Company reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. The settlement in principle is subject to execution of a definitive settlement agreement. The settlement would be payable over ten years. Under the settlement in principle, the Company would agree to pay $92.5 million in cash and provide $177.4 million (valued at $125/twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $44.4 million) in cash during the last four years of the ten years payment term, which could increase the total amount of cash the Company would agree to pay up to $136.9 million. In April 2025, the Company finalized documentation for the nationwide resolution to these cases, which was contingent upon reaching sufficient participation from state Attorneys General, political subdivisions, and Native American tribes. In June 2025, the Company confirmed participation from all state Attorneys General and territorial Attorneys General. In September 2025, the Native American tribal participation reached a sufficient percentage to effectuate the tribal settlement.
As of March 31, 2024, the Company concluded the loss related to the opioid litigation was probable, and the related loss was reasonably estimable considering the settlement in principle. As a result, the Company recorded a charge of $94.4 million associated with the settlement in principle during the three months ended March 31, 2024, to increase the liability as of March 31, 2024 to $115.6 million. The liability as of December 31, 2025 was $114.1 million, of which $71.8 million was classified as long-term. As of December 31, 2024, the Company had a liability of $115.2 million related to its prescription opioid litigation, of which $85.5 million was classified as long-term. For the remaining cases not covered by the settlement in principle, primarily brought by other hospitals, schools and individuals, the Company did not record a liability as of December 31, 2025 and 2024, because it concluded that a loss was not probable and estimable.
During July 2025, the Company deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits, which were classified as restricted cash in the Company’s consolidated balance sheet as of December 31, 2025, remained the property of the Company until a definitive settlement agreement was reached and the funds were used to make the first installment payment.
On January 23, 2026, the Company determined that it will make effective its nationwide agreement to settle a substantial majority of the opioids-related claims brought against the Company by various states and subdivisions (the “Nationwide Opioids Settlement Agreement”), having previously secured sufficient participation by those states and subdivisions, including all eligible state and territorial Attorneys General and all subdivisions that previously sued the Company. The Nationwide Opioids Settlement Agreement was effective on January 29, 2026 and the Company made its first installment payment of $23.8 million to the settlement administrator on that date. An additional installment payment of $12.1 million was made on February 26, 2026.
United States Department of Justice / Drug Enforcement Administration Subpoenas
On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company is cooperating with the USAO in responding to the subpoenas. The Company has entered into a tolling agreement with respect to potential criminal charges through May 15, 2026. The Company entered into a tolling agreement with the USAO that tolled the statute of limitations for potential civil claims through November 15, 2024. It is not possible to determine the exact outcome of these investigations.
On March 14, 2019, Amneal received a subpoena from an Assistant U.S. Attorney for the Southern District of Florida (the “AUSA”). The subpoena requested information and documents generally related to the marketing, sale, and distribution of oxymorphone. The Company has cooperated with the AUSA regarding the subpoena. However, no assurance can be given as to the timing or outcome of its underlying investigation.

On October 7, 2019, Amneal received a subpoena from the New York State Department of Financial Services seeking documents and information related to sales of opioid products in the state of New York. The Company has cooperated with the request and provided responsive information. It is not possible to determine the exact outcome of this investigation.
On December 21, 2025, the Company received an administrative subpoena from the DEA relating to sales of controlled substances to R&S, which distributes generic pharmaceuticals manufactured by Amneal and other manufacturers. On the same date, R&S received an administrative subpoena from the DEA relating to various policies and procedures relating to controlled substances and controlled substance order monitoring, as well as other information relating to current and former customers. The Company and R&S have been cooperating with DEA and responding to the subpoenas.
Ranitidine Litigation
The Company was named, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products in a federal MDL (In re Zantac/Ranitidine NDMA Litigation (MDL No. 2924), Southern District of Florida). Plaintiffs alleged defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in ranitidine products and the alleged associated risk of cancer. The MDL court’s dismissal of claims by all plaintiffs against the Company and other generic drug manufacturers on preemption grounds is on appeal in the 11th Circuit. Plaintiffs filed their merits brief on April 10, 2024. The generic drug manufacturers, including the Company, filed their briefs on July 25, 2024. Plaintiffs’ reply brief was filed November 8, 2024. The briefing also addresses the MDL court’s December 6, 2022 exclusion of plaintiff’s general causation experts. The 11th Circuit heard oral argument on October 10, 2025. The timeline for the 11th Circuit Court of Appeals’ rulings is uncertain.
The Company has also been named in state court cases in four states. The Company filed motions to dismiss those cases. On August 17, 2023, the judge in the consolidated Illinois state court cases granted the motion to dismiss all such cases in which the Company had been named, holding all claims preempted. The Company has reached an agreement, which is not material, to settle the 95 cases pending against it in California state court. The process for completing the settlement, which the Company does not expect to be material, is in progress. There are no trial dates involving the Company in any of the state court cases.
Metformin Litigation
Beginning in 2020, Amneal was named as a defendant in several putative class action lawsuits filed and consolidated in the United States District Court for the District of New Jersey, seeking compensation for economic loss allegedly incurred in connection with their purchase of generic metformin allegedly contaminated with NDMA. See In Re Metformin Marketing and Sales Practices Litigation (No. 2:20-cv-02324-MCA-MAH) (“In re Metformin”). On January 30, 2026, the Court issued an Order granting in part and denying in part Defendants’ motion to dismiss the Fourth Amended Complaint. Discovery is ongoing.
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
UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.
On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against multiple manufacturers, including the Company, alleging an illegal conspiracy to restrict output of generic COLCRYS®. See UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma. U.S.A., Inc. et al, No. 1:23-cv-10030 (S.D.N.Y.). On February 28, 2024, Takeda Pharmaceuticals U.S.A., Inc. filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On March 13, 2024 and March 27, 2024, Amneal submitted a letter and brief, respectively, informing the court of its position that the Eastern District of Pennsylvania lacks personal jurisdiction over Amneal. On November 17, 2025, the case was referred to a magistrate judge for report and recommendation on the motion to transfer venue. The magistrate has not yet issued a report and recommendation. The deadline to respond to the complaint is set at 45 days after the court resolves the motion to transfer.
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
Guaifenesin Litigation
On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.). The complaint purported to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint sought damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. On December 30, 2024, the Company and CVS jointly filed a motion to dismiss. On January 21, 2025, in lieu of filing a response to defendants’ motion to dismiss, plaintiff filed a First Amended complaint. Defendants moved to dismiss the First Amended Complaint on February 20, 2025, and on September 29, 2025, the court granted the motion to dismiss without prejudice, holding that plaintiff’s claims were preempted by the Federal Food, Drug, and Cosmetic Act. On October 3, 2025, plaintiff filed a Second Amended Complaint with additional factual allegations and added counts of breach of express warranty and negligence. Defendants moved to dismiss the Second Amendment Complaint on October 31, 2025, and that motion is fully briefed and pending before the Court.
In addition, on June 27, 2025, CVS, which Amneal is defending, was named as a defendant in a putative consumer class action lawsuit in the United States District Court for the Northern District of Illinois. See Hatfield v. CVS Health Corporation, No. 1:25-cv-7248 (N.D. Ill.). The complaint in Hatfield made factual allegations similar to those in the Leonard case and purported to plead, individually and on behalf of a class of purchasers in Illinois and states with similar consumer protection laws, counts of violation of the Illinois Consumer Fraud Act and unjust enrichment. On June 30, 2025, plaintiff filed a motion for class certification, and, upon joint stipulation of the parties, the Court agreed to hold that motion in abeyance. On July 28, 2025, plaintiff filed an amended complaint to identify the correct defendants and add jurisdictional allegations. On September 26, 2025, defendant moved to dismiss plaintiff’s amended complaint. The motion is fully briefed and pending before the Court. The Court has scheduled oral argument on the motion to dismiss on June 10, 2026.

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
On June 20, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-11981-GC-TJB, in response to a third notice letter from Sandoz relating to CREXONT®. On September 4, 2025, the Company and Impax filed a First Amended Complaint in response to a fourth notice letter from Sandoz, adding claims for infringement of additional patents. On October 2, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. On November 12, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-17384-GC-TJB. For the first two actions, a scheduling order has been issued and those actions are in discovery with no trial date set. No scheduling order has been issued in the third action.
Carickhoff v. Amneal Pharmaceuticals, Inc., et al.
On May 7, 2025, the Liquidating Trustee on Behalf of the Vyera Liquidating Trust Established Under the Subchapter V Plan of Reorganization of debtors Vyera Pharmaceuticals, LLC and Phoenixus AG filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company and Impax, seeking to recover approximately $55.4 million in allegedly fraudulent transfers made by the debtors to Impax to purchase the drug Daraprim in 2015. (See Carickhoff v. Amneal Pharmaceuticals, Inc, et al., Adv. Pro. No. 25-50903-JKS (Bankr. D. Del.)). Defendants filed a motion to dismiss the complaint on September 9, 2025. Plaintiffs filed an opposition to that motion on December 22, 2025, and the deadline for Defendants to file a reply is March 9, 2026.
20. Stockholders’ (Deficiency) Equity
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
In connection with the Reorganization, the Company amended and restated its certificate of incorporation (“Charter”). The voting rights, dividend rights and participation rights of holders of Class A common stock of the Company did not materially change as a result of the amendment. There were no shares of Class B common stock of the Company outstanding as of December 31, 2025 and 2024.
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
Preferred Stock
Under the Company’s Charter, the Company’s Board of Directors has the authority to issue preferred stock and set its rights and preferences. As of December 31, 2025 and 2024, no preferred stock had been issued.
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
Prior to the Reorganization, Amneal was obligated to make tax distributions to the Members. For the year ended December 31, 2023, the Company recorded net tax distributions of $56.7 million as a reduction of non-controlling interests. Subsequent to the Reorganization, the Company is no longer obligated to make tax distributions to the Members. There was no liability for tax distributions payable to Members as of December 31, 2025 and 2024.
The Company acquired a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”) on April 2, 2021. The sellers of KSP, a related party, hold the remaining interest. The Company attributes 2% of the net income or loss of KSP to these non-controlling interests.
Redeemable Non-Controlling Interests - AvKARE, LLC and R&S
In 2020, the Company acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation that has been converted into a limited liability company (“AvKARE, LLC”), and R&S. The sellers hold the remaining 34.9% interest (“Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). Beginning on January 1, 2026, the holders of the Rondo Class B Units have the right (“Put Right”) to require the Company to acquire the Rondo Class B Units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization (EBITDA) if certain financial targets and other conditions are met. Additionally, beginning on January 31, 2020, the Company has the right to acquire the Rondo Class B Units based on the same value and conditions as the Put Right (the “Call Option”). The sellers holding the Rondo Class B Units have the one-time right to defer the exercise of the Call Option until the subsequent calendar year. The Rondo Class B Units are also redeemable by the holders upon a change in control. Since the redemption of the Rondo Class B Units is outside of the Company’s control, the units have been presented outside of stockholders’ equity as redeemable non-controlling interests. The Company attributes 34.9% of the net income of Rondo to the redeemable non-controlling interests. The Company will also accrete the redeemable non-controlling interests to redemption value upon an event that makes redemption certain. For the years ended December 31, 2025, 2024 and 2023, tax and other distributions of $43.8 million, $19.8 million and $14.2 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2025 and 2024, there were no amounts due for tax and other distributions related to these redeemable non-controlling interests.
Changes in Accumulated Other Comprehensive Loss by Component (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on cash flow hedge, net of tax	Other	Accumulated other comprehensive loss
Balance December 31, 2023	$(66,072)	$33,723	$—	$(32,349)
Other comprehensive income before reclassification	(5,788)	(1,168)	—	(6,956)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(26,205)	—	(26,205)
Balance December 31, 2024	(71,860)	6,350	—	(65,510)
Other comprehensive income before reclassification	(18,685)	(22,423)	(5,340)	(46,448)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	1,229	—	1,229
Balance December 31, 2025	$(90,545)	$(14,844)	$(5,340)	$(110,729)
21. Stock-Based Compensation
Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan
In May 2018, the Company adopted the Amneal Pharmaceuticals, Inc. 2018 Incentive Award Plan (“2018 Plan”) under which the Company may grant stock options, restricted stock units and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The stock option, RSU and MPRSU award grants are made in accordance with the Company’s 2018 Plan and are subject to forfeiture if the vesting conditions are not met. On May 5, 2020, the stockholders of the Company approved an amendment to the 2018 Plan, which authorized an additional 14 million shares of Class A common stock available for issuance under the 2018 Plan. On May 9, 2023, the stockholders of the Company approved an amendment and restatement of the 2018 Plan, which authorized an additional 20 million shares of Class A common stock available for issuance under the 2018 Plan, resulting in a total shares reserved under the Stock Plan of 57 million shares, and extending the term of the 2018 Plan until May 9, 2033. As of December 31, 2025, the Company had 21,516,665 shares available for issuance under the 2018 Plan.
The Company recognizes the grant date fair value of each option and share of restricted stock unit over its vesting period. Stock options and RSU awards are granted under the Company’s 2018 Plan and generally vest over a 4 year period and, in the case of stock options, have a term of 10 years.

The following table summarizes all of the Company’s stock option activity for the years ended December 31, 2025, 2024, and 2023:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,648,441	$4.38
Options exercised	(163,824)	2.75
Options forfeited	(68,252)	2.75
Outstanding at December 31, 2023	2,416,365	$4.54	5.0	$6.6
Options exercised	(396,914)	2.91
Outstanding at December 31, 2024	2,019,451	$4.86	4.0	$8.5
Options exercised	(712,069)	2.75
Options forfeited	(53,021)	14.50
Outstanding at December 31, 2025	1,254,361	$5.65	2.9	$9.3
Options exercisable at December 31, 2025	1,254,361	$5.65	2.9	$9.3
The intrinsic value of options exercised during the year ended December 31, 2025 was approximately $4.7 million. There were no options granted in the years ended December 31, 2025, 2024 and 2023.
The following table summarizes all of the Company's restricted stock unit activity for the years ended December 31, 2025, 2024, and 2023:

Restricted Stock Units	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2022	17,928,613	$4.77
Granted	7,519,565	1.91
Vested	(3,888,602)	4.53
Forfeited	(4,104,873)	3.41
Non-vested at December 31, 2023	17,454,703	$3.92	1.2	$105.4
Granted	7,268,315	5.40
Vested	(4,325,941)	3.33
Forfeited	(2,820,894)	6.12
Non-vested at December 31, 2024	17,576,183	$4.32	1.2	$139.2
Granted	5,607,260	9.43
Vested	(6,540,039)	5.02
Forfeited	(779,895)	5.02
Non-vested at December 31, 2025	15,863,509	$5.81	1.1	$199.9
The table above includes 1,968,698 MPRSUs granted to executives during March and July 2025. Vesting of the March 2025 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 3, 2025 and requires the employee’s continued employment or service through February 28, 2028. Vesting of the July 2025 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting July 15, 2025 and requires the employee’s continued employment or service through February 28, 2028. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (3,937,396 shares), based on the Company’s stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $8.71 to $10.95 and was calculated using a Monte Carlo simulation model. 1,952,500 of these MPRSUs remained outstanding and unvested at December 31, 2025.
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
The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $5.21 and was calculated using a Monte Carlo simulation model. 2,805,585 of these MPRSUs remained outstanding and unvested at December 31, 2025.
The table above includes 2,431,521 MPRSUs granted to executives during March and April 2023. Vesting of the March 2023 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting March 3, 2023 and requires the employee’s continued employment or service through February 28, 2026. Vesting of the April 2023 awards is contingent upon the Company’s achievement of stock price hurdles over the performance period starting April 28, 2023 and requires the employee’s continued employment or service through February 28, 2026. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (4,863,042 shares) based on the Company's stock price performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs ranged from $1.81 to $2.17 and was calculated using a Monte Carlo simulation model. 2,220,894 of these MPRSUs remained outstanding and unvested at December 31, 2025.
As of December 31, 2025, the Company had total unrecognized stock-based compensation expense of $57.7 million related to all of its stock-based awards, which is expected to be recognized over a weighted average period of 1.8 years.
The amount of stock-based compensation expense recognized by the Company was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$3,791	$3,564	$3,561
Selling, general and administrative	24,863	20,343	18,922
Research and development	3,169	3,645	4,339
Restructuring and other charges	130	216	—
Total	$31,953	$27,768	$26,822

22. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. The following table summarizes the Company’s related party transactions (in thousands):

			Year ended December 31,
	Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2025	2024	2023
A.	Kashiv Biosciences LLC
i.	Development and commercialization agreement - Omalizumab	Research and development	$17,500	$20,000	$—
ii.	Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$14,232	$16,124	$5,114
ii.	Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$11,970	$9,210	$1,022
ii.	Development and commercialization agreement - Pegfilgrastim Auto Injector - milestone	Research and development	$3,500	$—	$—
iii.	Development and commercialization agreement - Carfilzomib	Research and development	$2,000	$—	$—
iv.	Parking space lease	Research and development	$25	$100	$100
iii.	Development and commercialization agreement - Long-acting injectable	Research and development	$—	$10,500	$—
v.	Sale of subsidiary - gain on sale	Other income, net	$—	$(3,760)	$—
v.	Sale of subsidiary - interest income on loan receivable	Interest expense, net	$—	$(515)	$—
vi.	Development and commercialization agreement - Ganirelix Acetate and Cetrorelix Acetate	Research and development	$—	$—	$(25)
iii.	Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses and net revenue	$(98)	$(422)	$(246)
vii.	Storage agreement	Research and development	$(189)	$(223)	$(107)
iii.	Generic development supply agreement - research and development material	Research and development	$(502)	$(681)	$(2,809)

	Other Related Parties
B.	Apace KY, LLC d/b/a Apace Packaging, LLC - packaging agreement	Inventory and cost of goods sold	$21,094	$19,574	$15,873
C.	Land purchase from family members of the Co-Chief Executive Officers	Property, plant and equipment	$11,289	$—	$—
D.	Members - tax receivable agreement	Increase in tax receivable agreement liability	$6,588	$50,680	$3,124
E.	Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$6,046	$—	$—
F.	AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$3,187	$11,587	$8,746
G.	Kanan, LLC - operating lease	Inventory and cost of goods sold	$2,368	$2,368	$2,540
H.	Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$1,320	$1,286	$1,352
I.	Tracy Properties LLC - operating lease	Selling, general and administrative	$727	$609	$625
J.	Avtar Investments, LLC - consulting services	Research and development	$240	$251	$321
K.	R&S Solutions - equipment purchase	Property, plant and equipment	$207	$—	$—
L.	AvPROP, LLC - operating lease	Selling, general and administrative	$196	$184	$167
M.	Alkermes Plc	Inventory and cost of goods sold	$67	$229	$464
N.	Sellers Notes - interest	Interest expense, net	$—	$1,325	$2,210
O.	Fosun International Limited - license and supply agreement	Net revenue	$—	$—	$(80)
P.	TPG Capital BD, LLC	Loss on refinancing	$—	$—	$3,000
K.	R&S Solutions LLC - logistics services	Selling, general and administrative	$—	$—	$102

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

		December 31, 2025	December 31, 2024
A.	Kashiv - various agreements	$413	$447
F.	AzaTech Pharma LLC	56	21
M.	Alkermes Plc	—	16
B.	Apace Packaging, LLC - packaging agreement	1	—
	Related party receivables - short term	$470	$484

A.	Kashiv - various agreements	$14,980	$16,908
D.	Members - tax receivable agreement	38,832	2,985
B.	Apace Packaging, LLC - packaging agreement	1,353	1,205
F.	AzaTech Pharma LLC - supply agreement	254	1,151
J.	Avtar Investments LLC - consulting services	40	60
M.	Alkermes Plc	—	2
I.	Tracy Properties LLC	26	—
	Related party payables - short term	$55,485	$22,311

D.	Members - tax receivable agreement	$18,656	$50,900
C.	Land purchase from family members of the Co-Chief Executive Officers	476	—
	Related party payables - long term	$19,132	$50,900
Descriptions of Related Party Transactions
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

During the year ended December 31, 2025, the Company expensed $17.5 million for developmental milestones under this agreement.
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
During the year ended December 31, 2025, the Company expensed $3.5 million for developmental milestones pursuant to this amendment.
iii.In December 2022, Amneal and Kashiv entered into a development and supply agreement specific to four generic product candidates. Amneal is responsible for manufacturing batch products and performing certain developmental activities on behalf of Kashiv. Kashiv, as owner of the intellectual property, is responsible for regulatory filings, obtaining FDA approval, marketing, selling, and pricing activities. Pursuant to the terms of the development supply agreement, Amneal is eligible to earn up to $2.4 million related to the aforementioned services. As of December 31, 2025 and 2024, deferred revenue related to this arrangement was $0.1 million and $0.4 million, respectively, within accounts payable and accrued expenses on the consolidated balance sheet.
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
In May 2025, Amneal and Kashiv entered into a separate license agreement for the development and commercialization of Carfilzomib (the “Carfilzomib License Agreement”). Carfilzomib is an irreversible, second-generation proteasome inhibitor used to treat relapsed or refractory multiple myeloma. The existing development supply agreement remains effective for the remaining two generic product candidates. Subject to the terms of the Carfilzomib License Agreement, Amneal is responsible for development, regulatory approval, and commercialization of the product candidate in the U.S. The term of the agreement is 10 years from the respective product’s launch date in the U.S.
During the year ended December 31, 2025, the Company recorded R&D expense for a $2.0 million payment made upon execution of the license agreement. The agreement provides for potential future milestone payments to Kashiv of up to $23.0 million as follows: (i) up to $18.0 million for U.S. regulatory approval and initial commercial launch milestones and (ii) up to $5.0 million for the achievement of annual commercial milestones. In addition, the agreement provides for Amneal to pay a profit share up 50% of net profits, after considering manufacturing and allowable costs to deduct as defined in the agreement.
iv.The parties entered into a lease for parking spaces in Piscataway, NJ. The annual lease cost is up to $0.1 million per year for the lease agreement.
v.On April 30, 2024, Amneal closed on the sale of a wholly owned subsidiary in India to a subsidiary of Kashiv for total consideration of ₹1.0 billion, or $12.2 million. Total consideration consisted of a ₹416.2 million, or $5.0 million, cash payment at closing and the assumption of a loan payable of ₹598.6 million, or $7.2 million, payable to another subsidiary of Amneal in India. The loan payable bore interest of 11% on the unpaid principal and was due on or before December 31, 2024. The Company was permitted to offset royalties or other amounts payable to Kashiv with any overdue principal and accrued interest on the loan payable. On December 27, 2024, Kashiv paid the loan of ₹598.6 million, or $7.0 million (based on foreign exchange rates at that date) and accrued interest in full. The subsidiary’s assets and liabilities were primarily comprised of a building under construction and a note payable, respectively. The subsidiary had no business activity, other than the construction of the building. As a result of the sale, the Company recognized a pre-tax gain of $3.8 million in other income, net in its Affordable Medicines segment for the year ended December 31, 2024.
vi.Amneal and Kashiv entered into a product development agreement for the development and commercialization of two generic peptide products, Ganirelix Acetate and Cetrorelix Acetate. Under the agreement, the IP and abbreviated new drug application for these products are owned by Amneal, and Kashiv will receive a profit share for all sales of the products made by Amneal. In connection with the agreement, Amneal made an upfront payment of $1.1 million in August 2020. The agreement also provides for potential future milestone payments to Kashiv of (i) up to $2.1 million relating to development milestones, and (ii) up to $0.3 million relating to regulatory filings. The milestones are subject to certain performance conditions which may or may not be achieved, including FDA filings. In addition, Amneal agreed to pay $2.6 million of development fees to Kashiv as the development work is completed.
vii.The parties entered into a pallet storage agreement for Amneal to store materials for Kashiv.
B. Apace KY, LLC d/b/a Apace Packaging, LLC
Apace KY, LLC d/b/a Apace Packaging LLC (“Apace”) provides packaging solutions pursuant to packaging agreements for Amneal and R&S. Apace markets its services which include bottling and blistering for the pharmaceutical industry. A member of Company management beneficially owns outstanding equity securities of Apace.

C. Acquisition of Land from Related Parties
On April 18, 2025, the Company executed an agreement to acquire parcels of land in India from two family members of the Company’s Co-Chief Executive Officers. The Company plans to utilize this land to construct two new greenfield peptide manufacturing facilities. The total purchase price for this acquisition was $11.3 million, of which $10.8 million was paid to the sellers. The remaining payment of $0.5 million will be deferred until three years following the acquisition date as partial security for the sellers’ indemnity obligations.
The Company anticipates using the facilities to manufacture products for the Company, as well as to support the Company’s collaboration agreement with Metsera.
D. Tax Receivable Agreement
In 2018, the Company entered into the TRA pursuant to which it was generally required to pay the holders of Amneal Common Units, on a one-to-one basis, 75% of the applicable tax savings, if any, in U.S. federal and state income tax that it is deemed to realize as a result of certain tax attributes of their Amneal common units sold to the Company (or exchanged in a taxable sale) and that were created as a result of (i) the sales of their Amneal common units for shares of Class A common stock of the Company prior to the Reorganization (as defined in Note 1. Nature of Operations) and (ii) tax benefits attributable to payments made under the TRA. As part of the Reorganization, the TRA was amended to reduce the Company’s future obligation to pay 85% of the tax benefits subject to the TRA to 75% of such realized benefits. Refer to Note 5. Income Taxes for additional information.
E. Ellodi Pharmaceuticals, L.P.
On January 3, 2025, the Company entered into a securities purchase agreement and a license and collaboration agreement with Ellodi Pharmaceuticals, L.P. (“Ellodi”) and certain entities affiliated with TPG Operations LLC (“TPG”) for which the Company paid $3.0 million for limited liability partnership units of Ellodi and committed to fund certain research and development expenses. Ellodi is a pre-clinical gastroenterology-focused specialty pharmaceutical company.
A partner in TPG Capital BD, LLC (“TPG Capital”), who is a director of Ellodi, served as an observer of our Board of Directors until July 2025, at which time TPG Capital and TPG ceased to be a related parties. During the year ended December 31, 2025, the Company recorded research and development expense of $6.0 million related to these agreements, including $3.0 million for funding the research and development commitment.
The Company terminated the agreements with Ellodi during the fourth quarter of 2025. The Company has no remaining liability associated with these agreements as of December 31, 2025.
F. AzaTech Pharma, LLC
R&S purchases inventory from AzaTech Pharma LLC (“AzaTech”) for resale. A member of Company management beneficially owns outstanding equity securities of AzaTech.
G. Kanan, LLC
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

H. Sutaria Family Realty, LLC
Industrial Real Estate Holdings NY, LLC (“IRE”) is a real estate management entity, which was the sub-landlord of Amneal’s leased manufacturing facility located at 75 Adams Avenue, Hauppauge, New York. IRE is controlled by a member of the Amneal Group who also serves as an observer on our Board of Directors. Effective June 1, 2020, the lease was assigned to the Company with the consent of the landlord, Sutaria Family Realty, LLC, which is also a related party because a member of Company management is a beneficial owner. Concurrently with the assignment of the lease, the Company exercised a renewal option for $0.1 million to extend the lease by five years until March 31, 2026. Monthly rent payments were $0.1 million and increased by 3% annually. On May 7, 2025, the Company executed a lease extension with Sutaria Family Realty, LLC, for this facility, and the agreement extended the existing lease term by seven years through March 31, 2033. The aggregate payments over the extension period are $12.4 million.
Refer to Note 16. Leases for additional information about this lease.
I. Tracy Properties LLC
R&S leases operating facilities, office and warehouse space from Tracy Properties LLC (“Tracy”). A member of Company management beneficially owns outstanding equity securities of Tracy.
J. Avtar Investments, LLC
Avtar Investments, LLC (“Avtar”) is a private investment firm. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Avtar. During April 2020, the Company entered into an agreement under which Avtar will provide R&D consulting services.
K. R&S Solutions LLC
R&S Solutions LLC provides logistic services to the Company. A member of Company management beneficially owns outstanding equity securities of R&S Solutions LLC.
The Company purchased $0.2 million of equipment from R&S Solutions LLC during the year ended December 31, 2025, which is included in property, plant and equipment in the Company’s consolidated balance sheets.
L. AvPROP, LLC
AvKARE LLC leases certain of its operating facilities from AvPROP, LLC (“AvPROP”). A member of Company management beneficially owns outstanding equity securities of AvPROP.
M. Alkermes Plc
Rondo Partners LLC purchases inventory from Alkermes Plc for resale. A member of the Board of Directors of Alkermes Plc. was also a member of the Board of Directors of the Company until the third quarter of 2025. As of December 31, 2025, Alkermes Plc is no longer a related party of the Company.
N. Sellers of AvKARE LLC and R&S
Notes Payable – Related Party
Certain holders of the Rondo Class B Units were also holders of the Sellers Notes. During the year ended December 31, 2024, the Company repaid principal of $44.2 million and interest of $10.0 million associated with the Sellers Notes from cash on hand. As of December 31, 2024, the Sellers Notes and accrued interest had been fully repaid.
Refer to Note 20. Stockholders’ (Deficiency) Equity for related party transactions associated with Rondo.
Tax Distributions
Under the terms of the limited liability company agreement between the Company and the holders of the Rondo Class B Units, Rondo is obligated to make tax distributions to those holders, and may make other distributions, subject to certain limitations as defined in the Rondo Credit Facility. For the years ended December 31, 2025, 2024 and 2023, tax distributions of $43.8 million, $19.8 million and $14.2 million, respectively, were recorded as reductions of redeemable non-controlling interests. As of December 31, 2025 and 2024, there were no amounts due for tax and other distributions related to these redeemable non-controlling interests. For further details, refer to Note 20. Stockholders’ (Deficiency) Equity.
O. Fosun International Limited
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
P. TPG Capital BD, LLC
TPG Capital, provided the Company with advice and assistance with respect to the refinancing of the Term Loan Due 2025 and the 2023 Revolving Credit Facility for which the Company paid TPG Capital $3.0 million in 2023 as part of the November 2023 Refinancing. A partner in TPG Capital was an observer of our Board of Directors until July 2025, at which time TPG Capital ceased to be a related party. Refer to Note 14. Debt for additional information on the refinancing of the Company’s debt.
23. Employee Benefit Plans
The Company has voluntary defined contribution plans covering eligible employees in the U.S. which provide for a Company match. For the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions of $11.3 million, $9.2 million and $9.9 million, respectively.
The Company also has a deferred compensation plan for certain former executives and employees of Impax, which the Company acquired in 2018, some of whom are currently employed by the Company. In January 2019, the Company announced that it will no longer accept contributions from employees or make matching contributions for the deferred compensation plan. Deferred compensation liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived by reference to hypothetical investments selected by the participants and is included in accounts payable and accrued expenses and other long-term liabilities. Refer to Note 15. Other Long-Term Liabilities and Note 17. Fair Value Measurements for additional information.
24. Segment Information
The Company has three reportable segments: Affordable Medicines, Specialty, and AvKARE.

Affordable Medicines
The Company’s Affordable Medicines segment includes over 280 product families covering an extensive range of dosage forms and delivery systems, including both immediate and extended-release oral solids, powders, liquids, sterile injectables, nasal sprays, inhalation and respiratory products, biosimilar products, ophthalmics, films, transdermal patches and topicals.
Specialty
The Company’s Specialty segment includes branded products, primarily focused on central nervous system disorders, including Parkinson’s disease, and endocrine disorders.
AvKARE
The Company’s AvKARE segment provides pharmaceuticals primarily to governmental agencies, predominantly focused on the U.S. Department of Defense and the U.S. Department of Veterans Affairs. AvKARE is a re-packager of bottle and unit dose pharmaceuticals under the registered names of AvKARE and AvPAK. AvKARE is also a wholesale distributor of pharmaceuticals, over the counter drugs and medical supplies to its retail and institutional customers that are located throughout the U.S. focused primarily on entities that provide care to low-income and uninsured patients. Operating results for the sale of Amneal products by AvKARE are included in the Company’s Affordable Medicines reportable segment.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, R&D expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue (2)	$1,745,524		$528,508		$744,728	$—	$3,018,760
Cost of goods sold	1,061,600		245,915		597,937	—	1,905,452
Gross profit	683,924		282,593		146,791	—	1,113,308
Selling, general and administrative	142,383		135,715	A	63,176	185,553	526,827
Research and development	156,013	B	30,162	B	—	—	186,175
Intellectual property legal development expenses	7,389		243		—	—	7,632
Restructuring and other charges	2,971		471		—	766	4,208
Credit related to legal matters, net	(390)		—		—	—	(390)
Other operating income	(5,240)		—		—	—	(5,240)
Operating income (loss)	$380,798		$116,002		$83,615	$(186,319)	$394,096

Year Ended December 31, 2024	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue (2)	$1,685,263		$445,749		$662,945	$—	$2,793,957
Cost of goods sold	1,011,363		202,821		559,335	—	1,773,519
Gross profit	673,900		242,928		103,610	—	1,020,438
Selling, general and administrative	129,578		109,658	A	60,709	176,491	476,436
Research and development	171,771	B	18,943	B	—	—	190,714
Intellectual property legal development expenses	5,685		160		—	—	5,845
Restructuring and other charges	70		1,517		—	768	2,355
Charges related to legal matters, net	96,692		—		—	—	96,692
Other operating income (3)	—		(930)		—	—	(930)
Operating income (loss)	$270,104		$113,580		$42,901	$(177,259)	$249,326

Year Ended December 31, 2023	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue (2)	$1,471,401		$390,457		$531,749	$—	$2,393,607
Cost of goods sold	913,869		214,277		444,896	—	1,573,042
Gross profit	557,532		176,180		86,853	—	820,565
Selling, general and administrative	119,912		88,137	A	55,341	166,285	429,675
Research and development	132,233	B	31,717	B	—	—	163,950
In-process research and development impairment charges	26,500		4,300		—	—	30,800
Intellectual property legal development expenses	3,708		120		—	—	3,828
Restructuring and other charges	211		1,105		—	433	1,749
(Credit) charges related to legal matters, net	(64)		—		—	1,888	1,824
Other operating income (3)	(1,138)		(14,497)		—	—	(15,635)
Operating income (loss)	$276,170		$65,298		$31,512	$(168,606)	$204,374
(1)Revenue, cost of goods sold, and gross profit from the sale of Amneal products by AvKARE were included in Affordable Medicines.
(2)Net revenue from external customers is attributed to countries based on the location of the product shipment. For the years ended December 31, 2025, 2024, and 2023, net revenue from external customers attributed to foreign countries was immaterial.
(3)The prior period balances of $0.9 million and $14.5 million, formerly included in the caption “change in fair value of contingent consideration” for the years ended December 31, 2024 and 2023, respectively, have been reclassified to the caption “other operating income” in the consolidated statements of operations and segment disclosures to conform to the current period presentation. This reclassification did not impact operating income (loss).

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
A The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs do not review SG&A for the Affordable Medicines and AvKARE segments. SG&A for the Specialty segment was comprised of the following (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Employee compensation and benefits	$43,711	$34,908	$36,352
Product marketing	42,725	44,179	27,431
Commercial operations and salesforce	44,295	25,567	20,748
Other (1)	4,984	5,004	3,606
Total	$135,715	$109,658	$88,137
(1)Other includes professional fees and other expenses not presented to the CODMs.
Research and Development Expenses - Affordable Medicines and Specialty Segments
B Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	For the Year Ended December 31,
	2025		2024		2023
	Affordable Medicines	Specialty	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$54,374	$5,111	$46,551	$7,863	$47,185	$10,120
Materials and supplies	31,573	2,997	40,585	1,221	21,382	5,107
Product development and studies (1)	3,454	8,515	3,707	1,408	8,434	2,967
Regulatory fees	5,981	—	5,439	—	8,913	2,024
Milestones	24,975	6,000	38,475	—	8,425	—
Facilities costs	6,833	1,957	6,714	5,858	7,485	5,655
Other (2)	28,823	5,582	30,300	2,593	30,409	5,844
Total	$156,013	$30,162	$171,771	$18,943	$132,233	$31,717
(1)For the years ended December 31, 2025, 2024 and 2023, the Affordable Medicines segment included recognition of deferred income and reimbursable R&D services of $4.1 million, $4.9 million, and $1.4 million as reductions to product development and studies expense, respectively, for services performed under the license agreement with Orion Corporation. Refer to Note 4. Alliance and Collaboration.
(2)For the Affordable Medicines segment, other included repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes repairs and maintenance, outside testing, professional fees and other expenses not presented to the CODMs.

Long-Lived Assets
Long-lived assets, which are comprised of property, plant and equipment, net and operating and financing lease right-of-use assets, are attributed based on physical location. Long-lived assets by country were as follows (in thousands):

	December 31, 2025	December 31, 2024
United States	$313,506	$310,702
India	176,673	159,650
Ireland	60,147	53,341
Total long-lived assets	$550,326	$523,693

25. Subsequent Events
Nationwide Opioids Settlement Agreement
On January 23, 2026, the Company determined that it will make effective its nationwide agreement to settle a substantial majority of the opioids-related claims brought against the Company by various states and subdivisions, having previously secured sufficient participation by those states and subdivisions, including all eligible state and territorial Attorneys General and all subdivisions that previously sued the Company. The Nationwide Opioids Settlement Agreement was effective on January 29, 2026 and the Company made its first installment payment of $23.8 million to the settlement administrator on that date. An additional installment payment of $12.1 million was made on February 26, 2026. Refer to Note 19. Commitments and Contingencies for additional information.
Repricing Amendment to Term Loan Credit Agreement
On February 2, 2026, the Company entered into a repricing amendment governing for its Term Loan Due 2032, which reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 3.00% per annum for term SOFR benchmark rate loans and 2.00% per annum for base rate loans. The stated maturity date of August 1, 2032 did not change.

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

4.2
Indenture, dated as of August 1, 2025, by and among Amneal Pharmaceuticals LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2025).

4.3	Form of 6.875% Senior Secured Notes due 2032 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2025).

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 14, 2024).

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

10.46
Employment Agreement, dated March 1, 2025, by and among Amneal Pharmaceuticals, Inc. and Jason Daly (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 7, 2025).†

10.47
Modification No. 2 to Employment Agreement, dated July 29, 2020, by and among Amneal Pharmaceuticals, Inc. and Nikita Shah, dated April 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).†

10.48
Modification No. 3 to Employment Agreement, dated February 6, 2018, by and among Amneal Pharmaceuticals, Inc. and Andrew Boyer, dated April 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).†

10.49
Modification No. 3 to Employment Agreement, dated March 11, 2020, by and among Amneal Pharmaceuticals, Inc. and Anastasios (Tasos) G. Konidaris, dated April 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).†

10.50
Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description amended and restated effective May 1, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).

10.51
Amended and Restated Revolving Credit and Term Loan Agreement, dated April 9, 2025, by and among Rondo Intermediate Holdings and LLC and Rondo Holdings, LLC, several banks and other financial institutions and lenders from time to time party hereto and Trust Bank, in its capacity as administrative agent for the Lenders and the Issuing bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).

10.52
Amendment No. 1 to Term Loan Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of August 1, 2025, by and among Amneal Pharmaceuticals LLC, the lenders party thereto, JPMorgan Chase Bank, NA., as administrative agent and collateral agent, and the bookrunners and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2025).

10.53
Amendment No. 2 to Revolving Credit Agreement and Amendment No. 2 to Collateral Agreement, dated as of August 1, 2025, by and among Amneal Pharmaceuticals LLC, the other loan parties party hereto, the lenders party hereto and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2025).

19.1	Insider Trading Global Policy (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025).

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2024).

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: February 27, 2026	Amneal Pharmaceuticals, Inc.

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag Patel	President, Co-Chief Executive Officer and Director	February 27, 2026
Chirag Patel	(Co-Principal Executive Officer)

/s/ Chintu Patel	Co-Chief Executive Officer and Director	February 27, 2026
Chintu Patel	(Co-Principal Executive Officer)

/s/ Anastasios Konidaris	Executive Vice President, Chief Financial Officer	February 27, 2026
Anastasios Konidaris	(Principal Financial and Accounting Officer)

/s/ Paul M. Meister		February 27, 2026
Paul M. Meister	Chairman of the Board and Director

/s/ Deb Autor		February 27, 2026
Deb Autor	Director

/s/ J. Kevin Buchi		February 27, 2026
J. Kevin Buchi	Director

/s/ Jeffrey P. George		February 27, 2026
Jeffrey P. George	Director

/s/ John J. Kiely, Jr.		February 27, 2026
John J. Kiely, Jr.	Director

/s/ Ted Nark		February 27, 2026
Ted Nark	Director

/s/ Gautam Patel		February 27, 2026
Gautam Patel	Director

/s/ Shlomo Yanai		February 27, 2026
Shlomo Yanai	Director