Form 10-Q
period 2026-03-31
Amneal Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2026, there were 319,022,792 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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
Summary of Material Risks
Risks and uncertainties that make an investment in the Company speculative or risky or that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

•risks related to our proposed transaction to acquire membership interests of Kashiv BioSciences, LLC (“Kashiv”), as set forth in further detail in Item 1A of Part II of this Quarterly Report on Form 10-Q;
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
•changes to Food and Drug Administration product approval requirements and review processes;
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
•the high concentration of ownership of our Class A common stock by the Amneal Group (as defined in Item 1. Business in the Company’s 2025 Annual Report on Form 10-K); and
•such other factors as may be set forth elsewhere in (a) the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, particularly in the section entitled 1A. Risk Factors, and (b) Item 1A of Part II of this Quarterly Report on Form 10-Q, and our public filings with the SEC.
Investors should also carefully read our Annual Report on Form 10-K for the year ended December 31, 2025, including the section 1A. Risk Factors, as well as Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described herein and in our Annual Report to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenue	$722,519	$695,420
Cost of goods sold	402,406	439,529
Gross profit	320,113	255,891
Selling, general and administrative	138,860	118,288
Research and development	38,383	40,040
Intellectual property legal development expenses	1,542	1,767
Acquisition costs	5,153	—
Restructuring and other charges	650	571
Charges related to legal matters, net	694	—
Other operating income	(6,941)	(5,122)
Operating income	141,772	100,347
Other (expense) income:
Interest expense, net	(53,361)	(56,939)
Foreign exchange (loss) gain, net	(7,800)	4,247
Loss on refinancing	(3,510)	—
Decrease (increase) in tax receivable agreement liability	2,333	(10,687)
Other income, net	742	518
Total other expense, net	(61,596)	(62,861)
Income before income taxes	80,176	37,486
Provision for income taxes	2,176	12,868
Net income	78,000	24,618
Less: Net income attributable to non-controlling interests	(15,744)	(12,423)
Net income attributable to Amneal Pharmaceuticals, Inc.	$62,256	$12,195

Net income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.20	$0.04
Diluted	$0.19	$0.04
Weighted-average common shares outstanding:
Basic	316,023	311,054
Diluted	328,933	323,961

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$78,000	$24,618
Less: Net income attributable to non-controlling interests	(15,744)	(12,423)
Net income attributable to Amneal Pharmaceuticals, Inc.	62,256	12,195
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(8,830)	(1,632)
Unrealized gain (loss) on cash flow hedge, net of tax of $0	4,394	(12,154)
Reclassification of cash flow hedge to earnings, net of tax of $0	2,878	(6,444)
Other, net of tax of $0	136	—
Other comprehensive loss attributable to Amneal Pharmaceuticals, Inc.	(1,422)	(20,230)
Comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	$60,834	$(8,035)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$197,656	$282,029
Restricted cash	4,174	28,842
Trade accounts receivable, net	850,860	895,143
Inventories	641,618	606,302
Prepaid expenses and other current assets	103,091	98,395
Related party receivables	508	470
Total current assets	1,797,907	1,911,181
Property, plant and equipment, net	444,607	442,950
Goodwill	593,800	595,470
Intangible assets, net	534,869	563,498
Operating lease right-of-use assets	46,748	38,832
Operating lease right-of-use assets - related party	14,473	15,216
Financing lease right-of-use assets	52,934	53,328
Other assets	54,880	57,805
Total assets	$3,540,218	$3,678,280
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$662,975	$761,316
Current portion of liabilities for legal matters	10,550	43,256
Current portion of long-term debt, net	6,200	6,761
Current portion of operating lease liabilities	8,922	8,668
Current portion of operating lease liabilities - related party	2,830	2,705
Current portion of financing lease liabilities	3,533	3,442
Related party payables - short term	33,039	55,485
Total current liabilities	728,049	881,633
Long-term debt, net	2,565,558	2,565,115
Operating lease liabilities	41,101	33,233
Operating lease liabilities - related party	13,467	14,195
Financing lease liabilities	54,876	54,927
Related party payables - long term	456	19,132
Liabilities for legal matters - long term	70,021	71,819
Other long-term liabilities	26,747	32,263
Total long-term liabilities	2,772,226	2,790,684
Commitments and contingencies (Notes 3, 16 and 18)
Redeemable non-controlling interests	85,912	77,292
Stockholders’ Deficiency
Preferred stock, $0.01 par value, 2,000 shares authorized at both March 31, 2026 and December 31, 2025; none issued at both March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both March 31, 2026 and December 31, 2025; 318,998 and 314,565 shares issued at March 31, 2026 and December 31, 2025, respectively	3,190	3,146
Class B common stock, $0.01 par value, 300,000 shares authorized at both March 31, 2026 and December 31, 2025; none issued at both March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	536,299	571,794
Stockholders’ accumulated deficit	(472,749)	(535,005)
Accumulated other comprehensive loss	(112,151)	(110,729)
Total Amneal Pharmaceuticals, Inc. stockholders’ deficiency	(45,411)	(70,794)
Non-controlling interests	(558)	(535)
Total stockholders’ deficiency	(45,969)	(71,329)
Total liabilities and stockholders’ deficiency	$3,540,218	$3,678,280

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$78,000	$24,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,191	60,159
Unrealized foreign currency loss (gain)	8,215	(3,596)
Amortization of debt issuance costs and discount	3,890	6,811
Reclassification of cash flow hedge	2,878	(6,444)
Loss on refinancing	3,510	—
Stock-based compensation	8,816	7,258
Inventory provision	13,353	23,669
Other operating charges and credits, net	1,486	1,313
Changes in assets and liabilities:
Trade accounts receivable, net	44,013	21,148
Inventories	(54,959)	(13,263)
Prepaid expenses, other current assets and other assets	(13,400)	(513)
Related party receivables	(56)	(2)
Accounts payable, accrued expenses and other liabilities	(124,578)	(112,626)
Related party payables	(41,102)	(1,124)
Net cash (used in) provided by operating activities	(26,743)	7,408
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,175)	(13,162)
Acquisition of intangible assets	(7,850)	(4,200)
Deposits for future acquisition of property, plant and equipment	(5,685)	(960)
Proceeds from sale of property, plant and equipment	—	524
Net cash used in investing activities	(21,710)	(17,798)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities, financing leases and other	(140,842)	(235,528)
Proceeds from issuance of debt	134,673	—
Payments of deferred financing and refinancing costs	(1,982)	—
Borrowings on revolving credit facilities	—	218,000
Proceeds from exercise of stock options	38	69
Employee payroll tax withholding on restricted stock unit vesting	(44,305)	(21,639)
Tax and other distributions to non-controlling interests	(7,147)	(68)
Proceeds from alliance party	510	—
Net cash used in financing activities	(59,055)	(39,166)
Effect of foreign exchange rate on cash	(1,023)	(470)
Net decrease in cash, cash equivalents, and restricted cash	(108,531)	(50,026)
Cash, cash equivalents, and restricted cash - beginning of period	312,939	118,420
Cash, cash equivalents, and restricted cash - end of period	$204,408	$68,394
Cash and cash equivalents - end of period	$197,656	$59,187
Restricted cash - end of period	4,174	6,583
Long-term restricted cash included in other assets - end of period	2,578	2,624
Cash, cash equivalents, and restricted cash - end of period	$204,408	$68,394

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$56,450	$56,323
Cash received (paid), net for income taxes	$2,453	$(3,613)

Supplemental disclosure of non-cash investing and financing activity:
Tax distributions to non-controlling interests	$—	$4,806
Acquisition of product rights and licenses	$1,350	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Deficiency
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2025	314,565	$3,146	$571,794	$(535,005)	$(110,729)	$(535)	$(71,329)	$77,292
Net income (loss)	—	—	—	62,256	—	(23)	62,233	15,767
Foreign currency translation adjustments	—	—	—	—	(8,830)	—	(8,830)	—
Stock-based compensation	—	—	8,816	—	—	—	8,816	—
Exercise of stock options	14	—	38	—	—	—	38	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	4,419	44	(44,349)	—	—	—	(44,305)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	4,394	—	4,394	—
Tax and other distributions, net	—	—	—	—	—	—	—	(7,147)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	2,878	—	2,878	—
Other, net of tax of $0	—	—	—	—	136	—	136	—
Balance at March 31, 2026	318,998	$3,190	$536,299	$(472,749)	$(112,151)	$(558)	$(45,969)	$85,912

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	12,195	—	(88)	12,107	12,511
Foreign currency translation adjustments	—	—	—	—	(1,632)	—	(1,632)	—
Stock-based compensation	—	—	7,258	—	—	—	7,258	—
Exercise of stock options	25	—	69	—	—	—	69	—
Restricted stock unit vesting, net of shares withheld to cover payroll taxes	3,479	35	(21,727)	—	—	—	(21,692)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(12,154)	—	(12,154)	—
Tax distributions, net	—	—	—	—	—	—	—	(4,874)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(6,444)	—	(6,444)	—
Balance at March 31, 2025	313,385	$3,134	$545,806	$(594,867)	$(85,740)	$(333)	$(132,000)	$72,611

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission and U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting. These financial statements include all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations, and cash flows of Amneal Pharmaceuticals, Inc. (the “Company”) for the periods presented. However, these financial statements do not include all information and accompanying notes required for annual financial statements prepared in accordance with U.S. GAAP. The interim unaudited consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s 2025 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025-11”), which are amendments intended to improve the navigability and clarity of interim reporting guidance by reorganizing Topic 270, adding a comprehensive list of interim disclosure requirements sourced from other Accounting

Standards Codification (“ASC”) topics, and clarifying when interim reporting guidance applies. The ASU also introduces a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025‑11 is effective for public business entities for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
2. Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The majority of the Company’s revenue is recognized from shipping products to customers. Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
License Agreements
Refer to Note 4. Alliance and Collaboration in the Company’s 2025 Annual Report on Form 10-K for further information related to revenue recognition associated with license agreements.
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers that individually accounted for 10% or more of its total net revenue in any of the periods presented:

	Three Months Ended March 31,
	2026	2025
Customer A	24%	24%
Customer B	16%	15%
Customer C	19%	21%

Disaggregated Revenue
The Company’s significant dosage forms within its Affordable Medicines segment, therapeutic classes within its Specialty segment, and sales channels within its AvKARE segment, each determined based on net revenue for the three months ended March 31, 2026 and 2025, are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Affordable Medicines
Oral solid	$171,100	$178,953
Transdermal	73,963	43,063
Injectable	49,938	34,788
Auto-Injector	41,912	48,160
Biosimilar	22,301	28,540
Oral liquid	12,092	23,548
Other dosage forms (1)	46,612	56,422
Subtotal dosage forms	417,918	413,474
International	5,319	1,234
Total Affordable Medicines Revenue	423,237	414,708
Specialty
Central nervous system	83,383	67,610
Hormonal / allergy	35,932	34,199
Other therapeutic classes	13,950	6,488
Subtotal therapeutic classes	133,265	108,297
AvKARE
Distribution	89,149	104,895
Government label	59,949	50,140
Institutional	9,819	11,009
Other	7,100	6,371
Total AvKARE net revenue	166,017	172,415
Total net revenue	$722,519	$695,420
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
A rollforward of the major categories of sales-related deductions for the three months ended March 31, 2026 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2025	$801,186	$40,992	$179,471	$119,486
Provision related to sales recorded in the period	949,343	32,792	19,684	33,368
Credits/payments issued during the period	(1,109,817)	(41,415)	(19,020)	(71,119)
Balance at March 31, 2026	$640,712	$32,369	$180,135	$81,735
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
Except as disclosed below, as of and for the three months ended March 31, 2026, there were no material changes to our alliance and collaboration agreements as described and defined in Note 4. Alliance and Collaboration in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes the activity in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the three months ended March 31, 2026 and 2025 (in thousands):

		Three Months Ended March 31,
Party	Caption in Statement of Operations	2026	2025
Orion Corporation	Research and development (1)	$(683)	$(1,134)
Orion Corporation	Research and development (2)	$(286)	$(478)
Pfizer Inc. (formerly Metsera, Inc.)	Other operating income (3)	$(6,877)	$—
(1)Deferred income was recognized as a reduction to R&D expense as services were performed under the Orion Agreement.
(2)Reimbursable R&D services performed under the Orion Agreement were recorded as a reduction to R&D expense.
(3)Gain from derecognizing financing obligation (refer to the Pfizer Collaboration Agreement section below).
The following table summarizes the balances in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of March 31, 2026 and December 31, 2025 (in thousands):

Party	Caption in Balance Sheet	March 31, 2026	December 31, 2025
Orion Corporation	Accounts payable and accrued expenses (1)	$4,328	$4,811
Orion Corporation	Other long-term liabilities (1)	$614	$814
Zambon Biotech S.A.	Other long-term liabilities (1)	$2,530	$2,530
mAbxience S.L.	Accounts payable and accrued expenses (2)	$—	$7,500
Pfizer Inc. (formerly Metsera, Inc.)	Prepaid expenses and other current assets (3)	$—	$321
Pfizer Inc. (formerly Metsera, Inc.)	Other long-term liabilities (4)	$10,552	$9,378
(1)Comprised of deferred income as of March 31, 2026 and December 31, 2025.
(2)Comprised of an accrued milestone as of December 31, 2025 for a Food and Drug Administration (“FDA”) approval.
(3)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2025.
(4)Comprised of construction costs contributed, as defined in the Company’s collaboration agreement with Pfizer Inc. (“Pfizer”). As of March 31, 2026, the funding received from Pfizer represented a contract obligation for future manufacturing services (deferred income). As of December 31, 2025 the funding received from Pfizer was allocated between two performance obligations: (i.) a financing obligation in accordance with ASC 470, Debt of $6.4 million and (ii.) a contract obligation for future manufacturing services of $3.0 million (refer to the Pfizer Collaboration Agreement section below).

Pfizer Collaboration Agreement
On November 13, 2025, Metsera, Inc. (“Metsera”) was acquired by Pfizer. On January 30, 2026, Pfizer exercised its rights under the change-in-control provision in the Metsera collaboration agreement with the Company to shorten the agreement’s term from seven years to four years from the date of first commercial sale. As a result, the Company’s rebate and construction cost reimbursement obligations have been eliminated. Pfizer’s cost sharing commitment of up to $100 million for construction costs and all other terms of the agreement remain unchanged.
In connection with the notice from Pfizer, the Company recognized a gain of $6.9 million in other operating income for the three months ended March 31, 2026 to derecognize the financing obligation previously recognized in accordance with ASC 470, Debt through the date of the notice. The Company will classify all future proceeds received from Pfizer for construction costs contributed as a contract obligation for future manufacturing services (recorded as deferred income within other long‑term liabilities on the consolidated balance sheet). As of March 31, 2026, no commercial products have been launched under this collaboration agreement. Refer to Note 13. Other Long-Term Liabilities for additional information.

4. Income Taxes
Provision for Income Taxes
Set forth in the following table is the Company’s provision for income taxes (in thousands) and effective tax rate:

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$2,176	$12,868
Effective tax rate	2.7%	34.3%
For the three months ended March 31, 2026, the period-over-period change in the provision for income taxes primarily reflected differences in jurisdictional mix of income, the impact of the One Big Beautiful Bill Act (the “OBBBA”), and discrete items related to share-based compensation in the current period.
Tax Receivable Agreement
The following table summarizes the Company’s tax receivable agreement (“TRA”) (in thousands):
Statements of Operations

	Three Months Ended March 31,
	2026	2025
(Decrease) increase in tax receivable agreement liability	$(2,333)	$10,687
The $2.3 million decrease in the TRA liability for the three months ended March 31, 2026 was related to a change in estimate for the 2025 tax year. No amount was recorded for the 2026 tax year as of March 31, 2026.
Balance Sheet

	March 31, 2026	December 31, 2025
Tax receivable agreement liability - short term (1)	$16,323	$38,832
Tax receivable agreement liability - long term (1)	—	18,656
Total	$16,323	$57,488
(1) Refer to Note 18. Related Party Transactions.
Refer to Note 5. Income Taxes in the Company’s 2025 Annual Report on Form 10-K for information about the Company’s TRA. During the three months ended March 31, 2026, the Company made payments of $38.8 million associated with the TRA liability for the 2024 tax year.
Contingent Tax Receivable Agreement Liability
The Company had an unrecorded contingent TRA liability of $131.4 million as of March 31, 2026. If utilization of the Company’s deferred tax assets becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability will be recorded through charges in the Company’s consolidated statements of operations.

5. Earnings per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Amneal Pharmaceuticals, Inc.	$62,256	$12,195
Denominator:
Weighted-average shares outstanding - basic	316,023	311,054
Effect of dilutive securities:
Stock options	742	1,097
Restricted stock units	5,220	5,624
Performance stock units	6,948	6,186
Weighted-average shares outstanding - diluted	328,933	323,961
Net income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.20	$0.04
Diluted	$0.19	$0.04
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options (1)	293	347
Performance stock units (2)	1,847	1,961
(1)Excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of the Class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A common stock because the performance vesting conditions were not met during the period.
6. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Gross accounts receivable	$1,527,006	$1,740,324
Allowance for credit losses	(3,065)	(3,003)
Contract charge-backs and sales volume allowances	(640,712)	(801,186)
Cash discount allowances	(32,369)	(40,992)
Subtotal	(676,146)	(845,181)
Trade accounts receivable, net	$850,860	$895,143

Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	March 31, 2026	December 31, 2025
Customer A	33%	39%
Customer B	26%	23%
Customer C	26%	26%
7. Inventories
Inventories were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$229,124	$227,353
Work in process	63,081	55,455
Finished goods	349,413	323,494
Total inventories	$641,618	$606,302
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Deposits and advances	$2,961	$4,437
Prepaid insurance	5,028	6,723
Prepaid regulatory fees	5,374	8,109
Income and other tax receivables	20,005	18,662
Prepaid taxes	13,492	17,068
Accrued royalty income	16,858	14,332
Other current receivables	6,165	5,295
Chargebacks receivable	8,256	5,972
Other prepaid assets	24,952	17,797
Total prepaid expenses and other current assets	$103,091	$98,395
9. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2024	$161,659	$366,312	$69,465	$597,436
Currency translation	(1,966)	—	—	(1,966)
Balance as of December 31, 2025	159,693	366,312	69,465	595,470
Currency translation	(1,670)	—	—	(1,670)
Balance as of March 31, 2026	$158,023	$366,312	$69,465	$593,800

Intangible assets as of March 31, 2026 and December 31, 2025 were comprised of the following (in thousands):

	March 31, 2026				December 31, 2025
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	6.2	$1,520,423	$(1,004,479)	$515,944	$1,519,694	$(977,819)	$541,875
Other intangible assets	1.7	82,700	(71,875)	10,825	82,700	(69,177)	13,523
Total		1,603,123	(1,076,354)	526,769	1,602,394	(1,046,996)	555,398
In-process research and development		8,100	—	8,100	8,100	—	8,100
Total intangible assets		$1,611,223	$(1,076,354)	$534,869	$1,610,494	$(1,046,996)	$563,498
Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $30.0 million and $45.2 million, respectively.
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including in-process research and development intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually. No intangible asset impairments were recorded for the three months ended March 31, 2026 and 2025.
10. Other Assets

Other assets were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Interest rate swap (1)	$10,150	$5,756
Security deposits	3,762	3,932
Long-term deposits and prepaid expenses	28,246	33,615
Deferred revolving credit facility costs	4,910	5,197
Long-term restricted cash	2,578	2,068
Other long-term assets	5,234	7,237
Total other assets	$54,880	$57,805

(1)Refer to Note 14. Fair Value Measurements and Note 15. Financial Instruments for information about the Company’s interest rate swap.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$227,675	$254,671
Accrued returns allowance (1)	180,135	179,471
Accrued compensation	54,271	79,886
Accrued Medicaid and commercial rebates (1)	81,735	119,486
Accrued royalties	24,144	30,040
Accrued professional fees	22,879	14,514
Accrued interest	7,975	18,663
Accrued other	64,161	64,585
Total accounts payable and accrued expenses	$662,975	$761,316
(1)Refer to Note 2. Revenue Recognition for a rollforward of the balance from December 31, 2025 to March 31, 2026.
12. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2025, except as disclosed below. Refer to Note 14. Debt in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this note.
The following is a summary of the Company’s indebtedness under its term loans and senior notes (in thousands):

	March 31, 2026	December 31, 2025
Term Loan Due 2032	$2,089,500	$2,094,750
Senior Notes Due 2032	600,000	600,000
Total debt	2,689,500	2,694,750
Less: debt issuance costs	(117,742)	(122,874)
Total debt, net of debt issuance costs	2,571,758	2,571,876
Less: current portion of long-term debt	(6,200)	(6,761)
Total long-term debt, net	$2,565,558	$2,565,115
Repricing Amendment to Term Loan Credit Agreement
On February 2, 2026, the Company entered into a repricing amendment for the Term Loan Due 2032 (the “Repricing Amendment”). The Repricing Amendment reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 3.00% per annum for term SOFR benchmark rate loans and 2.00% per annum for base rate loans. The stated maturity date of August 1, 2032 and the aggregate principal outstanding did not change as a result of the Repricing Amendment.
In connection with the Repricing Amendment, the Company recognized a loss of $3.5 million for the three months ended March 31, 2026, related to costs incurred as part of this transaction and the write‑off of unamortized debt issuance costs associated with the modified portion of the Term Loan Due 2032.

13. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term compensation	$10,852	$11,354
Deferred income (1)	14,663	7,324
Other long-term liabilities	1,232	13,585
Total other long-term liabilities	$26,747	$32,263
(1)Deferred income was primarily from alliance and collaboration agreements with Orion Corporation, Zambon Biotech S.A., and Pfizer. Refer to Note 3. Alliance and Collaboration for additional information.
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurement Based on
March 31, 2026	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$10,150	$—	$10,150	$—

December 31, 2025
Assets
Interest rate swap (1)	$5,756	$—	$5,756	$—
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
There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2026.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	March 31, 2026	December 31, 2025
Term Loan Due 2032	$2,096,030	$2,115,698
Senior Notes Due 2032	$618,000	$633,000
The Term Loan Due 2032 and Senior Notes Due 2032 are each in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation.

Refer to Note 12. Debt in this Quarterly Report on Form 10-Q and Note 14. Debt in the Company’s 2025 Annual Report on Form 10-K for information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the three months ended March 31, 2026 and 2025.
15. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates. Changes in fair value will be recognized in other comprehensive loss and reclassified to interest expense, net, in the period in which the hedged transaction affect earnings. During the three months ended March 31, 2026, the Company reclassified a net loss (increase in interest expense) of $2.9 million from accumulated other comprehensive loss. As of March 31, 2026, $7.6 million in net losses were recorded in accumulated other comprehensive loss associated with the impact of all interest rates swaps, with $11.7 million, net, expected to be reclassified within 12 months. Refer to Note 17. Stockholders’ Deficiency in this Quarterly Report on Form 10-Q and Note 18. Financial Instruments in the Company’s 2025 Annual Report on Form 10-K for defined terms and additional information.
During the three months ended March 31, 2025, the Company reclassified a net gain (decrease in interest expense) of $6.4 million from accumulated other comprehensive loss. As of December 31, 2025, $14.8 million in net losses were recorded in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	March 31, 2026		December 31, 2025
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$10,150	Other Assets	$5,756
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
Contingencies
Legal Proceedings
The Company’s legal proceedings are complex, constantly evolving, and subject to uncertainty. As such, the Company cannot predict the outcome or impact of its significant legal proceedings which are set forth below. Additionally, the Company manufactures and derives a portion of its revenue from the sale of pharmaceutical products in the opioid class of drugs and may therefore face claims arising from the regulation and/or consumption of such products. While the Company believes it has meritorious claims and/or defenses to the matters described below (and intends to vigorously prosecute and defend them), the nature and cost of litigation is unpredictable, and an unfavorable outcome of such proceedings could include damages, fines, penalties and injunctive or administrative remedies.

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
Liabilities for legal matters were comprised of the following (in thousands):

Matter	March 31, 2026	December 31, 2025
Civil prescription opioid litigation (1)	$9,283	$42,271
Other	1,267	985
Current portion of liabilities for legal matters	$10,550	$43,256

Civil prescription opioid litigation (Liabilities for legal matters - long term)(1)	$70,021	$71,819
(1)As of March 31, 2026, the total current and long-term liabilities of $79.3 million for civil prescription opioid litigation were primarily comprised of a $78.6 million liability for the Nationwide Opioids Settlement Agreement effective January 23, 2026, as defined and described in the section Civil Prescription Opioid Litigation below. Of the $78.6 million accrued for this settlement agreement, $77.5 million was for cash payments and $1.1 million was for the supply of naloxone nasal spray.
As of March 31, 2026, the remaining cash payments under the Nationwide Opioids Settlement Agreement, due on March 1 of each year, were as follows (in thousands):

Amount Due
2027	$12,670
2028	12,389
2029	12,389
2030	12,389
2031	11,939
2032 to 2034	35,816
Total settlement payments	$97,592
Less: imputed interest at a rate of 5.5%	(20,062)
Total	$77,530
The discount-related imputed interest will be amortized to interest expense over the life of the liability using the effective interest method. Interest expense associated with the Nationwide Opioids Settlement Agreement for the three months ended March 31, 2026 was immaterial.
Refer to Note 19. Commitments and Contingencies in the Company’s Annual Report on Form 10-K for a general discussion of Medicaid Reimbursement and Price Reporting Matters and Patent Litigation.
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
In Re Generic Pharmaceuticals Pricing Antitrust Litigation
Beginning in March 2016, purchasers of generic drugs filed multiple putative antitrust class action complaints against a substantial number of generic pharmaceutical manufacturers, including the Company, alleging an illegal conspiracy to fix prices, rig bids, and allocate markets and customers. They seek monetary damages and equitable relief, including disgorgement and restitution. Most of these lawsuits were consolidated in the United States District Court for the Eastern District of Pennsylvania (See In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 (E.D. Pa.)). Some purchasers filed similar lawsuits in state courts in Pennsylvania, Connecticut, and New York. The Company has filed several motions to dismiss these cases, and some of those motions remain pending.
In 2019 and 2020, Attorneys General of 43 States and the Commonwealth of Puerto Rico named the Company in two complaints alleging a similar conspiracy and seeking similar relief. These cases are pending in the District of Connecticut. See Connecticut, et al. v. Teva Pharmaceuticals USA, Inc., et al., 3:19-cv-00710-MPS and Connecticut, et al. v. Sandoz, Inc. et al., 3:20-cv-00802-MPS.
In Connecticut, et al. v. Sandoz, Inc. et al., on April 15, 2026, the Court granted the Company’s individual motion for summary judgment with respect to the states’ claim that the Company participated in an overreaching conspiracy involving more than 80 drugs and denied the Company’s motion with respect to an alleged conspiracy involving only one drug, phenytoin.
The multi-district litigation (“MDL”) court selected Humana Inc. v. Actavis Elizabeth, LLC et al., No. 2:18-cv-03299-CMR (“Humana I”), which names Impax Laboratories, LLC (“Impax”) as a defendant, as a bellwether and set a five-week trial for September 2026. On March 26, 2026, Impax filed an individual motion for summary judgment and four joint motions for summary judgment in Humana I. Oral argument on those motions are scheduled to be held June 4-5, 2026. The other MDL cases and the state court cases are in various stages of pleading and discovery. No other trials involving the Company have been set.
Civil Prescription Opioid Litigation
As a result of the Court’s Stipulation and Order dated February 26, 2026, pursuant to the settlement of the political subdivision cases in MDL 2804, the state and federal cases against the Company relating to the sale of prescription opioid pain relievers have been reduced from over 800 cases to less than 105 cases, comprised of 53 cases in MDL 2804 and other federal courts, and 52 state court cases. Plaintiffs in the remaining cases are political subdivisions (pending dismissal), schools, hospitals, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804 (N.D. Ohio). There are no firm trial dates in the state-court cases.
The New York, Alaska, and Maryland Attorneys General have withdrawn their subpoenas seeking information regarding the Company’s business concerning opioid-containing products.
In 2023, the Company reached settlements with the New Mexico Attorney General and West Virginia political subdivisions and a settlement with a group of private hospitals in Alabama. On March 30, 2026, the court in Alabama dismissed the hospital cases against the Company pursuant to the settlement agreement.
In late April 2024, the Company reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. In September 2025, the Native American tribal participation reached a sufficient percentage to effectuate the tribal settlement. On January 23, 2026, the Company determined that it will make effective its nationwide agreement to settle a substantial majority of the opioids-related claims brought against the Company by various states and subdivisions (the “Nationwide Opioids Settlement Agreement”), having previously secured sufficient participation by those states and subdivisions, including all eligible state and territorial Attorneys General and all subdivisions that previously sued the Company. The Nationwide Opioids Settlement Agreement became effective on January 29, 2026, and the Company made its first installment payment of $23.8 million to the settlement administrator on that date. An additional installment payment of $12.1 million was made on February 26, 2026. The settlement is payable through 2034. Under the settlement, the Company agreed to pay up to $92.5 million in cash and provide $177.4 million (valued at $125/twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $44.4 million) in cash during the last four years of the ten-year payment term, which could increase the total amount of cash the Company would pay up to $136.9 million. In March 2026, five states elected to receive $11.6 million in free naloxone nasal spray with the remaining states electing to receive the 25% cash conversion. As a result, and assuming other states do not subsequently decide to instead receive settlement product, Amneal will pay $41.4 million in cash in equal distributions of $10.4 million from 2031 to 2034, resulting in the Company paying a total of $133.5 million.
For the three months ended March 31, 2026, charges related to legal matters, net were $0.7 million, primarily comprised of a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date. Refer to the section Legal Proceedings above for the amounts accrued for prescription opioid litigation as of March 31, 2026 and December 31, 2025. For the remaining cases not covered by the Nationwide Prescription Opioids Settlement Agreement, primarily brought by other hospitals, schools and individuals, the Company did not record a liability as of March 31, 2026 and December 31, 2025, because it concluded that a loss was not probable and estimable.
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
United States Department of Justice / Drug Enforcement Administration Subpoenas

On July 7, 2017, Amneal Pharmaceuticals of New York, LLC received an administrative subpoena issued by the Long Island, NY District Office of the Drug Enforcement Administration (the “DEA”) requesting information related to compliance with certain recordkeeping and reporting requirements. On or about April 12, 2019 and May 28, 2019, the Company received grand jury subpoenas from the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) relating to similar topics concerning the Company’s suspicious order monitoring program and its compliance with the Controlled Substances Act. The Company has been cooperating with the USAO in responding to the subpoenas. The Company entered into tolling agreements with respect to potential criminal charges through May 15, 2026. The Company entered into tolling agreements with respect to potential civil claims through November 15, 2024. It is not possible to determine the exact outcome of these investigations.

On December 21, 2025, the Company received an administrative subpoena from the DEA relating to sales of controlled substances to Dixon Shane, LLC d/b/a Northeast LLC (“R&S Northeast”), an indirect subsidiary that distributes generic pharmaceuticals manufactured by Amneal and others. On the same date, R&S Northeast received an administrative subpoena from the DEA relating to various policies and procedures relating to controlled substances and controlled substance order monitoring, as well as other information relating to current and former customers. The Company and R&S Northeast have been cooperating with DEA and responding to the subpoenas. It is not possible to determine the exact outcome of this investigation.

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
UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.
On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against multiple manufacturers, including the Company, alleging an illegal conspiracy to restrict output of generic COLCRYS®. See UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma. U.S.A., Inc. et al, No. 1:23-cv-10030 (S.D.N.Y.). On February 28, 2024, Takeda Pharmaceuticals U.S.A., Inc. filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On March 13, 2024 and March 27, 2024, Amneal submitted a letter and brief, respectively, informing the court of its position that the Eastern District of Pennsylvania lacks personal jurisdiction over Amneal. On November 17, 2025, the case was referred to a magistrate judge for decision on the motion to transfer venue. The magistrate issued an order transferring the case to the Eastern District of Pennsylvania on April 28, 2026. The deadline to respond to the complaint is June 12, 2026.
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

Guaifenesin Litigation
On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.) (“Leonard”). The complaint purported to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint sought damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs.
On September 29, 2025, the court granted defendants’ motion to dismiss plaintiffs’ First Amended Complaint without prejudice, finding plaintiffs’ claims preempted by the Federal Food, Drug and Cosmetic Act. Plaintiff filed a Second Amended Complaint with additional factual allegations and added counts of breach of express warranty and negligence; defendants moved to dismiss the Second Amendment Complaint on October 31, 2025, and on April 13, 2026, the court granted defendants’ motion to dismiss, again without prejudice. Plaintiffs filed a notice of voluntary dismissal without prejudice on April 22, 2026.
In addition, on June 27, 2025, CVS, which Amneal is defending, was named as a defendant in a putative consumer class action lawsuit in the United States District Court for the Northern District of Illinois. See Hatfield v. CVS Health Corporation, No. 1:25-cv-7248 (N.D. Ill.). Alleging similar facts as the Leonard case, the complaint in Hatfield purported to plead, individually and on behalf of a class of purchasers in Illinois and states with similar consumer protection laws, violations of the Illinois Consumer Fraud Act and unjust enrichment. On June 30, 2025, plaintiff filed a motion for class certification, which the Court held in abeyance. On July 28, 2025, plaintiff filed an amended complaint to identify the correct defendant and add jurisdictional allegations. On September 26, 2025, CVS moved to dismiss plaintiff’s amended complaint. The motion is fully briefed and pending before the Court, with oral argument scheduled for June 10, 2026.

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
On June 20, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-11981-GC-TJB, in response to a third notice letter from Sandoz relating to CREXONT®. On September 4, 2025, the Company and Impax filed a First Amended Complaint in response to a fourth notice letter from Sandoz, adding claims for infringement of additional patents. On October 2, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. On November 12, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-17384-GC-TJB. On April 15, 2026, the Company filed a First Amended Complaint in that action adding claims for infringement of additional patents. Scheduling orders have been issued in all three actions, and those actions are in discovery with no trial date set.
Carickhoff v. Amneal Pharmaceuticals, Inc., et al.
On May 7, 2025, the Liquidating Trustee on Behalf of the Vyera Liquidating Trust Established Under the Subchapter V Plan of Reorganization of debtors Vyera Pharmaceuticals, LLC and Phoenixus AG filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company and Impax, seeking to recover approximately $55.4 million in allegedly fraudulent transfers made by the debtors to Impax to purchase the drug Daraprim in 2015. (See Carickhoff v. Amneal Pharmaceuticals, Inc, et al., Adv. Pro. No. 25-50903-JKS (Bankr. D. Del.)). Defendants filed a motion to dismiss the complaint on September 9, 2025. That motion is fully briefed and is pending before the Court.
17. Stockholders’ Deficiency
Accumulated Other Comprehensive Loss
Changes in accumulated other Comprehensive loss by component were as follows (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Other	Accumulated other comprehensive loss
December 31, 2025	$(90,545)	$(14,844)	$(5,340)	$(110,729)
Other comprehensive (loss) gain before reclassification	(8,830)	4,394	136	(4,300)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	2,878	—	2,878
March 31, 2026	$(99,375)	$(7,572)	$(5,204)	$(112,151)

December 31, 2024	$(71,860)	$6,350	$—	$(65,510)
Other comprehensive loss before reclassification	(1,632)	(12,154)	—	(13,786)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(6,444)	—	(6,444)
March 31, 2025	$(73,492)	$(12,248)	$—	$(85,740)

Rondo Redeemable Non-Controlling Interests
Beginning January 1, 2026, the holders of the Rondo Class B Units, as defined in Note 20. Stockholders’ (Deficiency) Equity to the Company’s 2025 Annual Report on Form 10-K, have a put right to require the Company to purchase their units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization, subject to the satisfaction of certain financial targets and other conditions. As of March 31, 2026, no conditions have been met that would make redemption probable or otherwise certain.
Refer to Note 20. Stockholders’ (Deficiency) Equity in the Company’s 2025 Annual Report on Form 10-K for additional information.
18. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. Except as disclosed below, as of and for the three months ended March 31, 2026, there were no material changes to our related party agreements or relationships as defined and described in Note 22. Related Party Transactions and Note 20. Stockholders’ (Deficiency) Equity in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended March 31,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2026	2025
Kashiv Biosciences LLC
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$3,695	$4,231
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$2,428	$4,323
Development and commercialization agreement - Pegfilgrastim Auto Injector - milestone	Research and development	$500	$—
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses and net revenue	$(94)	$(182)
Storage agreement	Research and development	$—	$(47)
Parking space lease	Research and development	$—	$25

Other Related Parties
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,329	$5,135
Members - tax receivable agreement	(Decrease) increase in tax receivable agreement liability	$(2,333)	$10,687
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$807	$2,317
Kanan, LLC - operating lease	Inventory and cost of goods sold	$630	$592
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$333	$324
Avtar Investments, LLC - consulting services	Research and development	$60	$60
Tracy Properties LLC - operating lease	Selling, general and administrative	$53	$177
AvPROP, LLC - operating lease	Selling, general and administrative	$35	$53
Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$—	$4,270
R&S Solutions - equipment purchase	Property, plant and equipment	$—	$160
Alkermes Plc	Inventory and cost of goods sold	$—	$92

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	March 31, 2026	December 31, 2025
Kashiv - various agreements	$413	$413
AzaTech Pharma LLC	95	56
Apace Packaging, LLC - packaging agreement	—	1
Related party receivables - short term	$508	$470

Members - tax receivable agreement	$16,323	$38,832
Kashiv - various agreements	14,303	14,980
Apace Packaging, LLC - packaging agreement	1,885	1,353
AzaTech Pharma LLC - supply agreement	450	254
Avtar Investments LLC - consulting services	40	40
Kanan, LLC - rent related	38	—
Tracy Properties LLC	—	26
Related party payables - short term	$33,039	$55,485

Land purchase from family members of the Co-Chief Executive Officers	$456	$476
Members - tax receivable agreement	—	18,656
Related party payables - long term	$456	$19,132
Master Logistics Services Agreement with DCS
On February 24, 2026, the Company entered into a master logistics services agreement with Direct Customer Solutions, LLC (“DCS”), a third-party logistics provider specializing in the life sciences industry. Under the agreement, DCS will provide logistics services on behalf of the Company, including transportation, warehousing, and end-to-end supply chain management for certain products. A member of Company management beneficially owns outstanding equity securities of DCS.
Pursuant to the agreement, the Company is obligated to pay DCS an immaterial one-time setup fee, a per-unit distribution fee, and a minimum monthly maintenance fee. For the three months ended March 31, 2026, no services were provided under the agreement.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2026	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$423,237		$133,265		$166,017	$—	$722,519
Cost of goods sold	232,444		43,020		126,942	—	402,406
Gross profit	190,793		90,245		39,075	—	320,113
Selling, general and administrative	41,318		34,691	A	16,680	46,171	138,860
Research and development	33,286	B	5,097	B	—	—	38,383
Intellectual property legal development expenses	1,493		49		—	—	1,542
Acquisition costs	—		—		—	5,153	5,153
Restructuring and other charges	—		347		—	303	650
Charges related to legal matters, net	694		—		—	—	694
Other operating income	(6,941)		—		—	—	(6,941)
Operating income (loss)	$120,943		$50,061		$22,395	$(51,627)	$141,772

Three Months Ended March 31, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$414,708		$108,297		$172,415	$—	$695,420
Cost of goods sold	242,633		53,083		143,813	—	439,529
Gross profit	172,075		55,214		28,602	—	255,891
Selling, general and administrative	33,715		30,978	A	15,694	37,901	118,288
Research and development	30,980	B	9,060	B	—	—	40,040
Intellectual property legal development expenses	1,713		54		—	—	1,767
Restructuring and other charges	—		130		—	441	571
Other operating income	(5,122)		—		—	—	(5,122)
Operating income (loss)	$110,789		$14,992		$12,908	$(38,342)	$100,347
(1)Revenue, cost of goods sold, and gross profit from the sale of Amneal products by AvKARE were included in Affordable Medicines.
Significant Expense Categories Provided to the Chief Operating Decision Makers
Selling, General and Administrative Expenses - Specialty Segment
A.The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs review SG&A for the Affordable Medicines and AvKARE segments in total. SG&A for the Specialty segment was comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Employee compensation and benefits	$11,935	$10,872
Product marketing	7,817	8,011
Commercial operations and salesforce	13,773	10,791
Other (1)	1,166	1,304
Total	$34,691	$30,978
(1)Other includes professional fees and other expenses not presented to the CODMs.

Research and Development Expenses - Affordable Medicines and Specialty Segments
B.Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	Three Months Ended March 31,
	2026		2025
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$13,023	$1,319	$13,541	$1,540
Materials and supplies	8,815	60	8,527	203
Product development and studies (1)	925	2,778	(69)	2,319
Milestones	500	—	250	3,000
Facilities costs	1,490	35	1,634	750
Regulatory fees	2,394	—	—	—
Other (2)	6,139	905	7,097	1,248
Total	$33,286	$5,097	$30,980	$9,060
(1)For the three months ended March 31, 2026 and 2025, the Affordable Medicines segment included recognition of deferred income and reimbursable R&D services of $1.0 million and $1.6 million, respectively, as reductions to product development and studies expense for services performed under the license agreement with Orion Corporation. Refer to Note 3. Alliance and Collaboration.
(2)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes repairs and maintenance, outside testing, professional fees and other expenses not presented to the CODMs.
20. Subsequent Events
Distribution
During April 2026, we made a $10.5 million distribution, from cash on hand, to the holders of the Rondo Class B Units, as defined in Note 20. Stockholders’ Deficiency (Equity) to the Company’s 2025 Annual Report on Form 10-K.
MSN Laboratories Private Limited Supply and Distribution Agreement

On April 2, 2026, the Company entered into a supply and distribution agreement with MSN Laboratories Private Limited (“MSN”) for the exclusive distribution of generic mirabegron extended‑release tablets in the United States and its territories (the “MSN agreement”). Mirabegron is a generic, AB-rated version of the reference listed drug, Myrbetriq®. In connection with the MSN agreement, the Company made an upfront cash payment of approximately $75.0 million in April 2026 and will pay a per‑unit fee and profit‑sharing to MSN based on product sales. MSN is responsible for the commercial manufacture and supply of the finished product and the Company is responsible for the marketing, promotion, and sale of the product across both retail and government channels. The Company expects an initial commercial launch in the retail channel in 2026, subject to product supply readiness.
Agreement to Acquire Kashiv Biosciences, LLC
On April 21, 2026, the Company entered into a definitive agreement for Amneal to acquire 100% of the outstanding membership interests in Kashiv BioSciences, LLC (“Kashiv”) in a transaction with consideration that includes $375 million of cash and 28,942,108 shares of Class A common stock of the Company at closing, subject to certain purchase price adjustments for cash, and the funding of operations between signing and closing, among others. Consideration also includes up to $350 million in potential contingent payments based on the achievement of certain regulatory milestones in the United States and potential contingent royalties equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty periods during the twelve-year period following the closing of the transaction. Acquisition costs for the three months ended March 31, 2026 of $5.2 million primarily included advisory, legal, and accounting fees.

The transaction is subject to approval by the holders of the Company’s common stock not party to the transaction, and the issuance of Class A common stock as consideration is subject to approval by the Company’s common shareholders. Closing of the transaction, which is expected in the second half of 2026, is subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
Kashiv is a vertically integrated biopharmaceutical company with numerous commercial and advanced clinical-stage assets and is among the few U.S.-based companies to both manufacture and receive marketing authorization for multiple biosimilars. Certain executive officers and a member of the Board of Directors of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Kashiv. In addition, they serve on the Board of Managers of Kashiv. For additional information about related party transactions between the Company and Kashiv, refer to Note 18. Related Party Transactions in this Current Report on Form 10-Q and Note 22. Related Party Transactions in the Company’s 2025 Annual Report on Form 10-K.

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
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K, in Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q and under the heading Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis for the three months ended March 31, 2026 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
Overview
We have three reportable segments: Affordable Medicines, Specialty, and AvKARE. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K for a description of our segments.
Agreement to Acquire Kashiv Biosciences, LLC
On April 21, 2026, we entered into a definitive agreement to acquire 100% of the outstanding membership interests in Kashiv BioSciences, LLC (a related party, as described in Note 20. Subsequent Events in this Quarterly Report on Form 10-Q and Note 22. Related Party Transactions in our 2025 Annual Report on Form 10-K) (“Kashiv”) in a transaction with consideration that includes $375 million of cash and 28,942,108 shares of Class A common stock of the Company at closing, subject to certain purchase price adjustments for cash, and the funding of operations between signing and closing, among others. Consideration also includes up to $350 million in potential contingent payments based on the achievement of certain regulatory milestones in the United States and potential contingent royalties equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty periods during the twelve-year period following the closing of the transaction.
The transaction is subject to approval by the holders of the Company’s common stock not party to the transaction, and the issuance of Class A common stock as consideration is subject to approval by the Company’s common shareholders. Closing of the transaction, which is expected in the second half of 2026, is subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
If the pending acquisition is consummated, we will issue 28,942,108 shares of our Class A common stock. As a result, our stockholders will own a smaller percentage of the Company after the acquisition and will thereafter have a reduced voting and economic interest in the Company.
Kashiv is a vertically integrated biopharmaceutical company with numerous commercial and advanced clinical-stage assets and is among the few U.S.-based companies to both manufacture and receive marketing authorization for multiple biosimilars.
Certain Market, Industry, and Geopolitical Factors
The Pharmaceutical Industry
The pharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. For a more detailed explanation of our business and its risks, refer to our 2025 Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.

Inflation
While it is difficult to accurately measure the impact of inflation, we do not currently expect a material impact related to inflation for the year ending December 31, 2026. Notwithstanding our estimates, rising inflationary pressures due to higher input costs (including higher material, transportation, supply, labor and other costs whether as a result of supply chain disruption, tariffs or otherwise) could exceed our expectations, which would further adversely impact our operating results in future periods.
Trade Policy and Tariffs
We are subject to certain trade and tariff requirements imposed by the U.S. and various foreign governments. The great majority of our net sales rely on finished dosage forms (“FDF”) or active pharmaceutical ingredients (“API”) produced in the U.S. or India. We have limited reliance on imports from Europe and China, and no reliance on imports from Mexico or Canada.
Since 2025, the U.S. government has taken a number of actions affecting trade policy for pharmaceuticals, including initiating investigations into pharmaceutical imports and announcing various tariff measures, as discussed in Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K. These actions have included the imposition and subsequent invalidation of certain tariffs by the U.S. Supreme Court, as well as the establishment of additional tariff authorities that include product‑specific exemptions.
On April 2, 2026, the President announced the findings of a Section 232 investigation into pharmaceutical imports and the imposition of tariffs on certain FDF and API. According to the announcement, generic and biosimilar products, as well as their associated APIs, are exempt from the Section 232 tariffs. Certain branded pharmaceutical products and their APIs are subject to tariffs of up to 100%, with the potential for tariff reductions and various product-, company-, and country-specific exceptions. The Administration has indicated that it intends to issue a Federal Register notice providing additional information regarding the scope and applicability of the exceptions. The Company is currently evaluating the potential impact of these measures, the ultimate effect of which will depend on the final scope of the tariffs, the availability and terms of any applicable exceptions, and any additional guidance or actions taken by the Administration.
Given the global nature of pharmaceutical supply chains, any changes to historically prevailing tariff requirements could impact us and our industry by increasing costs, affecting product availability, and/or disrupting supply chains. The Company is closely monitoring these tariff and trade developments and will take actions to reduce or minimize any material negative impact.

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net revenue	$722,519	$695,420	$27,099	3.9%
Cost of goods sold	402,406	439,529	(37,123)	(8.4)%
Gross profit	320,113	255,891	64,222	25.1%
Selling, general and administrative	138,860	118,288	20,572	17.4%
Research and development	38,383	40,040	(1,657)	(4.1)%
Intellectual property legal development expenses	1,542	1,767	(225)	(12.7)%
Acquisition costs	5,153	—	5,153	nm
Restructuring and other charges	650	571	79	13.8%
Charges related to legal matters, net	694	—	694	nm
Other operating income	(6,941)	(5,122)	(1,819)	35.5%
Operating income	141,772	100,347	41,425	41.3%
Total other expense, net	(61,596)	(62,861)	1,265	(2.0)%
Income before income taxes	80,176	37,486	42,690	113.9%
Provision for income taxes	2,176	12,868	(10,692)	(83.1)%
Net income	$78,000	$24,618	$53,382	216.8%
nm - not meaningful
Net Revenue

Net revenue for the three months ended March 31, 2026 increased 3.9% from the prior year period primarily due to:

•Growth in our Affordable Medicines segment net revenue of $8.5 million, primarily due to increases in sales of women’s health and attention deficit hyperactivity disorder medicines due to market conditions, partially offset by price erosion and a decline in biosimilar sales.

•Growth in our Specialty segment net revenue of $25.0 million, primarily driven by increases in sales of CREXONT® ($12.2 million), BREKIYA® autoinjector ($4.6 million), and UNITHROID® ($2.6 million).

•Decline in our AvKARE segment net revenue of $6.4 million, primarily driven by a reduction in our low margin distribution sales, partially offset by expansion in our government label channel from new product introductions.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended March 31, 2026 decreased 8.4% compared to the prior year period. The decrease in cost of goods sold was primarily due to the mix of revenues, including a reduction in low margin distribution sales, increased manufacturing efficiencies, including a reduction in inventory obsolescence, and a reduction in amortization expense of $15.2 million, partially offset by increased plant costs.

Gross profit as a percentage of net revenue increased to 44.3% for the three months ended March 31, 2026 from 36.8% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
SG&A expenses for the three months ended March 31, 2026 increased 17.4% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT® and BREKIYA® autoinjector.

Research and Development
Research and Development (“R&D”) expenses for the three months ended March 31, 2026 decreased 4.1% as compared to the prior year period, primarily due to decreased in-licensing and upfront milestone payments of $2.8 million, partially offset by increased project spend.
Acquisition Costs
Acquisition costs for the three months ended March 31, 2026 were primarily related to professional services fees (e.g., legal, due diligence, and consulting) associated with the announced agreement to acquire Kashiv Biosciences, LLC (see Note 20. Subsequent Events).
Charges Related to Legal Matters, Net
For the three months ended March 31, 2026, charges related to legal matters, net were $0.7 million, primarily comprised of a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date. Refer to Note 16. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the three months ended March 31, 2026 was primarily comprised of a $6.9 million gain from derecognizing the financing obligation previously recognized for a contract with Pfizer. Refer to Note 3. Alliance and Collaboration for additional information.
Other operating income for the three months ended 2025 was comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector (the “PLI Scheme”).
Total Other Expense, Net
Total other expense, net for the three months ended March 31, 2026 decreased 2.0% as compared to the prior year period. The decrease was driven by a period-over-period decrease in the tax receivable agreement charge of $13.0 million (refer to Note 4. Income Taxes) and a $3.6 million period-over-period decrease in interest expense due to lower rates and lower amounts outstanding on our variable-rate debt, partially offset by a $3.5 million loss on refinancing in the first quarter of 2026 and unfavorable foreign currency movements.
Provision for Income Taxes
For the three months ended March 31, 2026, our provision for income taxes and effective tax rate were $2.2 million and 2.7%, respectively, as compared to $12.9 million and 34.3%, respectively, for the three months ended March 31, 2025. The period-over-period change in the provision for income taxes primarily reflected differences in jurisdictional mix of income, the impact of the OBBBA, and discrete items related to share-based compensation in the current period.

Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net revenue	$423,237	$414,708	$8,529	2.1%
Cost of goods sold	232,444	242,633	(10,189)	(4.2)%
Gross profit	190,793	172,075	18,718	10.9%
Selling, general and administrative	41,318	33,715	7,603	22.6%
Research and development	33,286	30,980	2,306	7.4%
Intellectual property legal development expenses	1,493	1,713	(220)	(12.8)%
Charges related to legal matters, net	694	—	694	nm
Other operating income	(6,941)	(5,122)	(1,819)	35.5%
Operating income	$120,943	$110,789	$10,154	9.2%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the three months ended March 31, 2026 increased 2.1% as compared to the prior year period, primarily due to increases in sales of women’s health and attention deficit hyperactivity disorder medicines due to market conditions, partially offset by price erosion and a decline in biosimilar sales.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the three months ended March 31, 2026 decreased 4.2% as compared to the prior year period, primarily due to product mix and manufacturing efficiencies, including a reduction in inventory obsolescence, partially offset by increased plant costs.
Affordable Medicines gross profit as a percentage of net revenue increased to 45.1% for the three months ended March 31, 2026 from 41.5% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the three months ended March 31, 2026 increased 22.6% as compared to the prior year period, primarily due to increases in employee compensation, regulatory fees, and costs of our international expansion.
Research and Development
Affordable Medicines R&D expenses for the three months ended March 31, 2026 increased 7.4% as compared to the prior year period, primarily due to increased project spend, partially offset by declines in depreciation and employee compensation.
Charges Related to Legal Matters, Net
For the three months ended March 31, 2026, charges related to legal matters, net were $0.7 million, primarily comprised of a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date. Refer to Note 16. Commitments and Contingencies for additional information.
Other Operating Income
Other operating income for the three months ended March 31, 2026 was primarily comprised of a $6.9 million gain from derecognizing the financing obligation previously recognized for a contract with Pfizer. Refer to Note 3. Alliance and Collaboration for additional information.
Other operating income for the three months ended 2025 was primarily comprised of income earned from the PLI Scheme.

Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net revenue	$133,265	$108,297	$24,968	23.1%
Cost of goods sold	43,020	53,083	(10,063)	(19.0)%
Gross profit	90,245	55,214	35,031	63.4%
Selling, general and administrative	34,691	30,978	3,713	12.0%
Research and development	5,097	9,060	(3,963)	(43.7)%
Intellectual property legal development expenses	49	54	(5)	(9.3)%
Restructuring and other charges	347	130	217	nm
Operating income	$50,061	$14,992	$35,069	233.9%
nm - not meaningful
Net Revenue

Specialty net revenue for the three months ended March 31, 2026 increased 23.1% as compared to the prior year period, primarily driven by increases in sales of CREXONT® ($12.2 million), BREKIYA® autoinjector ($4.6 million), and UNITHROID® ($2.6 million).

Cost of Goods Sold and Gross Profit

Specialty cost of goods sold for the three months ended March 31, 2026 decreased 19.0% as compared to the prior year period, primarily due to a reduction in amortization expense of $13.9 million and revenue mix, partially offset by increased sales volume.

Specialty gross profit as a percentage of net revenue increased to 67.7% for the three months ended March 31, 2026 as compared to 51.0%, primarily as a result of the factors noted above.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended March 31, 2026 increased 12.0% as compared to the prior year period, primarily due to increased launch costs associated with CREXONT® and BREKIYA® autoinjector, as well as increased employee compensation.
Research and Development
Specialty R&D expenses for the three months ended March 31, 2026 decreased 43.7% as compared to the prior year period, primarily due to decreased in-licensing and upfront milestone payments of $3.0 million.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net revenue	$166,017	$172,415	$(6,398)	(3.7)%
Cost of goods sold	126,942	143,813	(16,871)	(11.7)%
Gross profit	39,075	28,602	10,473	36.6%
Selling, general and administrative	16,680	15,694	986	6.3%
Operating income	$22,395	$12,908	$9,487	73.5%

Net Revenue
AvKARE net revenue for the three months ended March 31, 2026 decreased 3.7% as compared to the prior year period primarily driven by a reduction in our low margin distribution sales, partially offset by expansion in our government label channel from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended March 31, 2026 decreased 11.7% as compared to the prior year period primarily due to a reduction in inventory obsolescence of $6.5 million and reduced sales in our low margin distribution channel, partially offset by higher sales in our government label channel.
Gross profit as a percentage of net revenue increased to 23.5% for the three months ended March 31, 2026 from 16.6% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended March 31, 2026 increased 6.3% as compared to the prior year period, primarily due to increased employee compensation.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements as discussed and defined in Note 12. Debt in this Quarterly Report on Form 10-Q and in Note 14. Debt in our 2025 Annual Report on Form 10-K. As of March 31, 2026, we had access to $595.2 million of available capacity under our 2025 Revolving Credit Facility and $83.0 million of available capacity under the Amended and Restated Rondo Revolving Credit Facility.
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
We estimate that we will invest approximately $110.0 million during 2026 for capital expenditures to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology, and facilities. Our 2026 estimate is net of expected contributions from Pfizer under our collaboration and supply agreement.
Agreement to Acquire Kashiv Biosciences, LLC
As discussed in the section titled “Overview” in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, on April 21, 2026, we entered into a definitive agreement to acquire Kashiv, which is expected to close in the second half of 2026. At closing, we expect to fund the cash portion of the purchase price of $375 million, subject to certain adjustments including for cash, the funding of operations between signing and closing (subject to a specified cap, calculated on the basis of the period from the date of the purchase agreement until the closing), indebtedness, transaction expenses and working capital fluctuations (relative to a target). In addition, we expect to incur post-closing integration costs.
Although these amounts had not been incurred as of March 31, 2026, they represent known cash requirements that are reasonably likely to be incurred in connection with the closing of the acquisition and the integration of Kashiv. We currently expect to fund these requirements through a combination of cash on hand and long-term borrowings.
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts for our Term Loan Due 2032, semi-annual interest payments on our Senior Notes Due 2032, and contractual payments for leased premises. Refer to Note 12. Debt in this Quarterly Report on Form 10-Q and Note 14. Debt, Note 16. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations in our 2025 Annual Report on Form 10-K for additional information. In addition, to finance the planned acquisition of Kashiv, we expect to borrow additional funds, which will increase our interest expense and interest payments.
Nationwide Opioids Settlement Agreement
The Nationwide Opioids Settlement Agreement became effective on January 29, 2026, and we made our first installment payment of $23.8 million to the settlement administrator on that date. We made an additional installment payment of $12.1 million on February 26, 2026.
We expect to make future cash payments of $97.6 million through March 2034, including $12.7 million on March 1, 2027. Refer to Note 16. Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information.
Tax Receivable Agreement
As part of the Reorganization (as defined in Note 1. Nature of Operations in our 2025 Annual Report on Form 10-K), the tax receivable agreement (“TRA”) was amended to reduce our future obligation to pay 85% of the realized tax benefits subject to the TRA to 75% of such realized benefits. As of March 31, 2026, the contingent TRA liability, including the impact of the amendment, was approximately $131.4 million. During the three months ended March 31, 2026 and 2025, we made payments of $38.8 million and $3.0 million, respectively, associated with the TRA.
The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized. For further information, including our recognized current and long-term liabilities for the TRA, refer to Note 4. Income Taxes in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors and Note 5. Income Taxes in our 2025 Annual Report on Form 10-K.

Tax-Related and Other Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest (the “Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the three months ended March 31, 2026 and 2025, we made cash tax and other distributions of $7.1 million and $0.1 million, respectively, to the AvKARE Sellers.
During April 2026 and April 2025, we made $10.5 million and $4.8 million, respectively, of cash tax and other distributions to the AvKARE Sellers.
Biosimilar Licensing and Supply Agreement - Denosumab
Pursuant to a licensing and supply agreement with mAbxience S.L. (“mAbxience”) for two denosumab biosimilars referencing Prolia® and XGEVA®, we paid mAbxience $7.5 million in February 2026 upon the achievement of regulatory milestones. These amounts had been accrued as of December 31, 2025. Refer to Note 4. Alliance and Collaboration in our 2025 Annual Report on Form 10-K for additional information.
Biosimilar License and Commercialization Agreement - Omalizumab
Pursuant to a license and commercialization agreement with Kashiv to distribute and sell Omalizumab, a biosimilar to XOLAIR®, in the U.S. and India, we paid Kashiv $10.0 million in April 2026 upon FDA acceptance of the biologics license application (BLA) for review. These amounts had been accrued as of December 31, 2025. Refer to Note 22. Related Party Transactions in our 2025 Annual Report on Form 10-K for additional information.
MSN Laboratories Private Limited Supply and Distribution Agreement
Pursuant to a supply and distribution agreement with MSN Laboratories Private Limited (“MSN”) for the exclusive distribution of generic mirabegron extended‑release tablets in the U.S., we paid MSN a one‑time upfront payment of $75.0 million in April 2026. Refer to Note 20. Subsequent Events in this Quarterly Report on Form 10-Q for additional information.

Rondo Redeemable Non-Controlling Interests
Beginning January 1, 2026, the holders of the Rondo Class B Units have a put right to require us to purchase their units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization, subject to the satisfaction of certain financial targets and other conditions. As of March 31, 2026, no conditions have been met that would make redemption probable or otherwise certain.
Cash Balances
As of March 31, 2026, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash (used in) provided by:
Operating activities	$(26,743)	$7,408	$(34,151)	nm
Investing activities	(21,710)	(17,798)	(3,912)	22.0%
Financing activities	(59,055)	(39,166)	(19,889)	50.8%
Effect of exchange rate changes on cash	(1,023)	(470)	(553)	117.7%
Net decrease in cash, cash equivalents, and restricted cash	$(108,531)	$(50,026)	$(58,505)	116.9%
nm - not meaningful
Cash Flows from Operating Activities
Net cash used in operating activities was $26.7 million for the three months ended March 31, 2026 as compared to net cash provided by operating activities of $7.4 million in the prior year period. The period-over-period decrease was primarily driven by working capital outflows in the current period, including $35.9 million of litigation settlement payments related to the Nationwide Opioids Settlement Agreement (refer to Note 16. Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information) and $38.8 million paid relating to our TRA liability, partially offset by higher net income compared to the prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $21.7 million as compared to $17.8 million in the prior year period. The period-over-period increase in net cash used in investing activities was primarily due to an increase in deposits for future acquisition of property, plant, and equipment and the acquisition of intangible assets, partially offset by a decrease in capital expenditures in the current period.
Cash Flows from Financing Activities
Net cash used in financing activities was $59.1 million for the three months ended March 31, 2026 as compared to $39.2 million in the prior year period. The period-over-period increase in net cash used in financing activities was primarily due to an increase in employee payroll tax withholdings on restricted stock unit vesting of $22.7 million and an increase of $7.1 million in tax and other distributions to non-controlling interests, partially offset by a net increase in cash inflows from debt and leasing activities of $9.4 million.

Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K. As of March 31, 2026, there have been no material changes to the disclosure presented in our 2025 Annual Report on Form 10-K, except for items discussed above in the section titled “Liquidity and Capital Resources” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2026.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no material changes to the disclosures presented in our 2025 Annual Report on Form 10-K.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Note 1. Summary of Significant Accounting Policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in our assessment of market risk as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2025 Annual Report on Form 10-K.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Other than as set forth below, there have been no material changes to the disclosures presented in our 2025 Annual Report on Form 10-K under Item 1A. Risk Factors.
Risks Related to our Pending Acquisition of Kashiv BioSciences, LLC (“Kashiv”)

The pending acquisition of Kashiv may not be completed as currently contemplated, and we and our stockholders may not realize the anticipated benefits therefrom.

As previously disclosed, on April 21, 2026, we entered into a Membership Interest Purchase Agreement to acquire 100% of the outstanding membership interests of Kashiv (the “Acquisition”). The consummation of the Acquisition is subject to the satisfaction or waiver of certain conditions not necessarily within our control, including stockholder and regulatory approvals, and it is possible that such conditions may prevent or delay or otherwise materially adversely affect our ability to complete the Acquisition, which in turn could negatively impact us and our growth prospects. Neither we nor Kashiv can provide assurance that the conditions to completing the Acquisition will be satisfied or waived and, accordingly, that the Acquisition will be completed on the timeline that the parties anticipate, on the terms and conditions that the parties anticipate, or at all. In addition, the anticipated benefits of the acquisition may not be realized on the expected scale or timeline.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

10.1
Amendment No. 2 to Term Loan Credit Agreement, dated February 2, 2026, by and among Amneal Pharmaceuticals LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed February 3, 2026).

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

101
The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Deficiency and (vi) Notes to Consolidated Financial Statements.*

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

Date: May 7, 2026	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)