Form 10-Q
period 2026-06-30
Amneal Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2026, there were 319,353,919 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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
Summary of Material Risks
Risks and uncertainties that make an investment in the Company speculative or risky or that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

•risks related to our proposed transaction (the “Transaction”) to acquire membership interests of Kashiv BioSciences, LLC (“Kashiv”), as set forth in further detail in Item 1A of Part II of this Quarterly Report on Form 10-Q;
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
•the impact of a prolonged business interruption within our supply chain;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$796,197	$724,508	$1,518,716	$1,419,928
Cost of goods sold	461,689	438,255	864,095	877,784
Gross profit	334,508	286,253	654,621	542,144
Selling, general and administrative	148,722	124,266	287,582	242,554
Research and development	39,017	47,964	77,400	88,004
Intellectual property legal development expenses	2,087	2,017	3,629	3,784
Acquisition costs	7,600	—	12,753	—
Restructuring and other charges	554	1,024	1,204	1,595
Charges (credit) related to legal matters, net	8,057	(390)	8,751	(390)
Other operating income	(1,298)	—	(8,239)	(5,122)
Operating income	129,769	111,372	271,541	211,719
Other (expense) income:
Interest expense, net	(55,043)	(65,101)	(108,404)	(122,040)
Foreign exchange (loss) gain, net	(1,950)	8,256	(9,750)	12,503
Loss on refinancing	—	—	(3,510)	—
Increase in tax receivable agreement liability	(2,439)	(4,420)	(106)	(15,107)
Other income, net	653	1,604	1,395	2,122
Total other expense, net	(58,779)	(59,661)	(120,375)	(122,522)
Income before income taxes	70,990	51,711	151,166	89,197
Provision for income taxes	1,376	16,101	3,552	28,969
Net income	69,614	35,610	147,614	60,228
Less: Net income attributable to non-controlling interests	(11,952)	(13,193)	(27,696)	(25,616)
Net income attributable to Amneal Pharmaceuticals, Inc.	$57,662	$22,417	$119,918	$34,612

Net income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.18	$0.07	$0.38	$0.11
Diluted	$0.18	$0.07	$0.37	$0.11
Weighted-average common shares outstanding:
Basic	319,200	313,739	317,620	312,404
Diluted	328,102	322,363	328,527	323,171

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$69,614	$35,610	$147,614	$60,228
Less: Net income attributable to non-controlling interests	(11,952)	(13,193)	(27,696)	(25,616)
Net income attributable to Amneal Pharmaceuticals, Inc.	57,662	22,417	119,918	34,612
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(1,074)	(4,928)	(9,904)	(6,560)
Unrealized gain (loss) on cash flow hedge, net of tax of $0	6,062	(7,331)	10,456	(19,485)
Reclassification of cash flow hedge to earnings, net of tax of $0	2,910	568	5,788	(5,876)
Other, net of tax of $0	3,587	—	3,723	—
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	11,485	(11,691)	10,063	(31,921)
Comprehensive income attributable to Amneal Pharmaceuticals, Inc.	$69,147	$10,726	$129,981	$2,691

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$127,637	$282,029
Restricted cash	8,643	28,842
Trade accounts receivable, net	1,020,360	895,143
Inventories	677,954	606,302
Prepaid expenses and other current assets	112,011	98,395
Related party receivables	424	470
Total current assets	1,947,029	1,911,181
Property, plant and equipment, net	456,877	442,950
Goodwill	593,499	595,470
Intangible assets, net	587,830	563,498
Operating lease right-of-use assets	44,361	38,832
Operating lease right-of-use assets - related party	13,723	15,216
Financing lease right-of-use assets	52,360	53,328
Other assets	80,669	57,805
Total assets	$3,776,348	$3,678,280
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$721,208	$761,316
Current portion of liabilities for legal matters	18,488	43,256
Revolving credit facility	100,000	—
Current portion of long-term debt, net	5,961	6,761
Current portion of operating lease liabilities	9,040	8,668
Current portion of operating lease liabilities - related party	2,899	2,705
Current portion of financing lease liabilities	3,521	3,442
Related party payables - short term	22,070	55,485
Total current liabilities	883,187	881,633
Long-term debt, net	2,564,335	2,565,115
Operating lease liabilities	38,691	33,233
Operating lease liabilities - related party	12,712	14,195
Financing lease liabilities	54,602	54,927
Related party payables - long term	2,892	19,132
Liabilities for legal matters - long term	70,830	71,819
Other long-term liabilities	32,119	32,263
Total long-term liabilities	2,776,181	2,790,684
Commitments and contingencies (Notes 3, 16 and 18)
Redeemable non-controlling interests	83,956	77,292
Stockholders’ Equity (Deficiency)
Preferred stock, $0.01 par value, 2,000 shares authorized at both June 30, 2026 and December 31, 2025; none issued at both June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both June 30, 2026 and December 31, 2025; 319,330 and 314,565 shares issued at June 30, 2026 and December 31, 2025, respectively	3,193	3,146
Class B common stock, $0.01 par value, 300,000 shares authorized at both June 30, 2026 and December 31, 2025; none issued at both June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	545,584	571,794
Stockholders’ accumulated deficit	(415,087)	(535,005)
Accumulated other comprehensive loss	(100,666)	(110,729)
Total Amneal Pharmaceuticals, Inc. stockholders’ equity (deficiency)	33,024	(70,794)
Non-controlling interests	—	(535)
Total stockholders’ equity (deficiency)	33,024	(71,329)
Total liabilities and stockholders’ equity (deficiency)	$3,776,348	$3,678,280

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$147,614	$60,228
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	90,991	120,272
Unrealized foreign currency loss (gain)	10,495	(11,813)
Amortization of debt issuance costs and discount	7,954	13,686
Reclassification of cash flow hedge	5,788	(5,876)
Loss on refinancing	3,510	—
Stock-based compensation	19,208	15,532
Inventory provision	44,957	38,432
Other operating charges and credits, net	3,086	2,254
Changes in assets and liabilities:
Trade accounts receivable, net	(125,765)	(32,615)
Inventories	(124,150)	(36,039)
Prepaid expenses, other current assets and other assets	(24,150)	(10,015)
Related party receivables	25	(1,108)
Accounts payable, accrued expenses and other liabilities	(57,918)	(67,004)
Related party payables	(49,632)	5,293
Net cash (used in) provided by operating activities	(47,987)	91,227
Cash flows from investing activities:
Purchases of property, plant and equipment	(38,872)	(35,992)
Acquisition of intangible assets	(85,000)	(5,100)
Deposits for future acquisition of property, plant and equipment	(20,580)	(4,632)
Proceeds from sale of property, plant and equipment	—	1,379
Net cash used in investing activities	(144,452)	(44,345)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities, financing leases and other	(147,027)	(251,076)
Proceeds from issuance of debt	134,673	—
Payments of deferred financing and refinancing costs	(1,982)	(1,745)
Borrowings on revolving credit facilities	100,000	218,000
Proceeds from exercise of stock options	80	754
Employee payroll tax withholding on restricted stock unit and performance stock unit vesting	(44,481)	(21,828)
Tax and other distributions to non-controlling interests	(21,067)	(24,958)
Proceeds from alliance party	510	—
Acquisition of non-controlling interest	(400)	—
Net cash provided by (used in) financing activities	20,306	(80,853)
Effect of foreign exchange rate on cash	(1,187)	(777)
Net decrease in cash, cash equivalents, and restricted cash	(173,320)	(34,748)
Cash, cash equivalents, and restricted cash - beginning of period	312,939	118,420
Cash, cash equivalents, and restricted cash - end of period	$139,619	$83,672
Cash and cash equivalents - end of period	$127,637	$71,544
Restricted cash - end of period	8,643	9,642
Long-term restricted cash included in other assets - end of period	3,339	2,486
Cash, cash equivalents, and restricted cash - end of period	$139,619	$83,672

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$91,745	$112,643
Cash received (paid), net for income taxes	$314	$(12,565)

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of product rights and licenses	$12,102	$7,000
Loan for land purchase - related party	$—	$502

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total (Deficiency) Equity	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at March 31, 2026	318,998	$3,190	$536,299	$(472,749)	$(112,151)	$(558)	$(45,969)	$85,912
Net income (loss)	—	—	—	57,662	—	(12)	57,650	11,964
Foreign currency translation adjustments	—	—	—	—	(1,074)	—	(1,074)	—
Stock-based compensation	—	—	10,392	—	—	—	10,392	—
Exercise of stock options	15	—	42	—	—	—	42	—
Shares issued upon vesting of stock-based compensation awards	317	3	(179)	—	—	—	(176)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	6,062	—	6,062	—
Tax and other distributions, net	—	—	—	—	—	—	—	(13,920)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	2,910	—	2,910	—
Acquisition of non-controlling interests	—	—	(970)	—	—	570	(400)	—
Other, net of tax of $0	—	—	—	—	3,587	—	3,587	—
Balance at June 30, 2026	319,330	$3,193	$545,584	$(415,087)	$(100,666)	$—	$33,024	$83,956

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total (Deficiency) Equity	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2025	314,565	$3,146	$571,794	$(535,005)	$(110,729)	$(535)	$(71,329)	$77,292
Net income (loss)	—	—	—	119,918	—	(35)	119,883	27,731
Foreign currency translation adjustments	—	—	—	—	(9,904)	—	(9,904)	—
Stock-based compensation	—	—	19,208	—	—	—	19,208	—
Exercise of stock options	29	—	80	—	—	—	80	—
Shares issued upon vesting of stock-based compensation awards	4,736	47	(44,528)	—	—	—	(44,481)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	10,456	—	10,456	—
Tax and other distributions, net	—	—	—	—	—	—	—	(21,067)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	5,788	—	5,788	—
Acquisition of non-controlling interests	—	—	(970)	—	—	570	(400)	—
Other, net of tax of $0	—	—	—	—	3,723	—	3,723	—
Balance at June 30, 2026	319,330	$3,193	$545,584	$(415,087)	$(100,666)	$—	$33,024	$83,956

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at March 31, 2025	313,385	$3,134	$545,806	$(594,867)	$(85,740)	$(333)	$(132,000)	$72,611
Net income (loss)	—	—	—	22,417	—	(82)	22,335	13,275
Foreign currency translation adjustments	—	—	—	—	(4,928)	—	(4,928)	—
Stock-based compensation	—	—	8,274	—	—	—	8,274	—
Exercise of stock options	249	2	683	—	—	—	685	—
Shares issued upon vesting of stock-based compensation awards	409	4	(140)	—	—	—	(136)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(7,331)	—	(7,331)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(20,084)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	568	—	568	—
Balance at June 30, 2025	314,043	$3,140	$554,623	$(572,450)	$(97,431)	$(415)	$(112,533)	$65,802

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	34,612	—	(170)	34,442	25,786
Foreign currency translation adjustments	—	—	—	—	(6,560)	—	(6,560)	—
Stock-based compensation	—	—	15,532	—	—	—	15,532	—
Exercise of stock options	274	2	752	—	—	—	754	—
Shares issued upon vesting of stock-based compensation awards	3,888	39	(21,867)	—	—	—	(21,828)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(19,485)	—	(19,485)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(24,958)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(5,876)	—	(5,876)	—
Balance at June 30, 2025	314,043	$3,140	$554,623	$(572,450)	$(97,431)	$(415)	$(112,533)	$65,802

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
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers that individually accounted for 10% or more of its total net revenue in any of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	23%	23%	24%	23%
Customer B	16%	16%	16%	16%
Customer C	21%	21%	20%	21%

Disaggregated Revenue
The Company’s significant dosage forms within its Affordable Medicines segment, therapeutic classes within its Specialty segment, and sales channels within its AvKARE segment, each determined based on net revenue for the three and six months ended June 30, 2026 and 2025, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Affordable Medicines
Oral solid	$175,172	$178,262	$346,272	$357,215
Transdermal	67,038	40,710	141,001	83,773
Auto-Injector	62,214	66,594	104,126	114,754
Injectable	56,783	34,646	106,721	69,434
Biosimilar	29,128	25,248	51,429	53,788
Oral liquid	10,371	17,879	22,463	41,427
Other dosage forms (1)	81,594	68,185	128,206	124,607
Subtotal dosage forms	482,300	431,524	900,218	844,998
International	7,613	1,901	12,932	3,135
Total Affordable Medicines net revenue	489,913	433,425	913,150	848,133
Specialty
Central nervous system	95,344	83,425	178,727	151,035
Hormonal / allergy	42,099	35,418	78,031	69,617
Other therapeutic classes	11,852	8,700	25,802	15,188
Subtotal therapeutic classes	149,295	127,543	282,560	235,840
License agreement	—	500	—	500
Total Specialty net revenue	149,295	128,043	282,560	236,340
AvKARE
Distribution	86,930	99,663	176,079	204,558
Government label	50,207	45,418	110,156	95,558
Institutional	12,112	10,132	21,931	21,141
Other	7,740	7,827	14,840	14,198
Total AvKARE net revenue	156,989	163,040	323,006	335,455
Total net revenue	$796,197	$724,508	$1,518,716	$1,419,928
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
A rollforward of the major categories of sales-related deductions for the six months ended June 30, 2026 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2025	$801,186	$40,992	$179,471	$119,486
Provision related to sales recorded in the period	2,015,135	69,234	35,736	83,464
Credits/payments issued during the period	(2,262,461)	(77,349)	(26,540)	(125,686)
Balance at June 30, 2026	$553,860	$32,877	$188,667	$77,264
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
Except as disclosed below, as of and for the three and six months ended June 30, 2026, there were no material changes to our alliance and collaboration agreements as described and defined in Note 4. Alliance and Collaboration in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes the activity in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Party	Caption in Statement of Operations	2026	2025	2026	2025
Orion Corporation	Research and development (1)	$(424)	$(631)	$(1,107)	$(1,765)
Orion Corporation	Research and development (2)	$(335)	$(281)	$(621)	$(759)
Pfizer Inc. (formerly Metsera, Inc.)	Other operating income (3)	$—	$—	$(6,877)	$—
Pfizer Inc. (formerly Metsera, Inc.)	Net revenue (4)	$—	$1,973	$—	$1,973
(1)Deferred income was recognized as a reduction to R&D expense as services were performed under the Orion Agreement.
(2)Reimbursable R&D services performed under the Orion Agreement were recorded as a reduction to R&D expense.
(3)Gain from derecognizing financing obligation (refer to the Pfizer Collaboration Agreement section below).
(4)Development activities performed on behalf of Pfizer, Inc. on a cost plus margin basis are recorded as net revenue.
The following table summarizes the balances in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of June 30, 2026 and December 31, 2025 (in thousands):

Party	Caption in Balance Sheet	June 30, 2026	December 31, 2025
Orion Corporation	Accounts payable and accrued expenses (1)	$3,853	$4,811
Orion Corporation	Other long-term liabilities (1)	$665	$814
Zambon Biotech S.A.	Other long-term liabilities (1)	$2,530	$2,530
mAbxience S.L.	Accounts payable and accrued expenses (2)	$—	$7,500
Pfizer Inc. (formerly Metsera, Inc.)	Prepaid expenses and other current assets (3)	$—	$321
Pfizer Inc. (formerly Metsera, Inc.)	Other long-term liabilities (4)	$17,880	$9,378
(1)Comprised of deferred income as of June 30, 2026 and December 31, 2025.
(2)Comprised of an accrued milestone as of December 31, 2025 for a Food and Drug Administration (“FDA”) approval.
(3)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2025.
(4)Comprised of construction costs contributed, as defined in the Company’s collaboration agreement with Pfizer Inc. (“Pfizer”). As of June 30, 2026, the funding received from Pfizer represented a contract obligation for future manufacturing services (deferred income). As of December 31, 2025, the funding received from Pfizer was allocated between two performance obligations: (i) a financing obligation in accordance with ASC 470, Debt of $6.4 million and (ii) a contract obligation for future manufacturing services of $3.0 million (refer to the Pfizer Collaboration Agreement section below).
Pfizer Collaboration Agreement
On November 13, 2025, Metsera, Inc. (“Metsera”) was acquired by Pfizer. On January 30, 2026, Pfizer exercised its rights under the change-in-control provision in the Metsera collaboration agreement with the Company to shorten the agreement’s term from seven years to four years from the date of first commercial sale. As a result, the Company’s rebate and construction cost reimbursement obligations to Pfizer have been eliminated. Pfizer’s cost sharing commitment of up to $100 million for construction costs and all other terms of the agreement remain unchanged.

In connection with the notice from Pfizer, the Company recognized a gain of $6.9 million in other operating income for the six months ended June 30, 2026 to derecognize the financing obligation previously recognized in accordance with ASC 470, Debt through the date of the notice. The Company will classify all future proceeds received from Pfizer for construction costs contributed as a contract obligation for future manufacturing services (recorded as deferred income within other long‑term liabilities on the consolidated balance sheet). As of June 30, 2026, no commercial products have been launched under this collaboration agreement. Refer to Note 13. Other Long-Term Liabilities for additional information.
MSN Laboratories Private Limited Supply and Distribution Agreement
On April 2, 2026, the Company entered into a supply and distribution agreement with MSN Laboratories Private Limited (“MSN”) for the exclusive distribution of generic mirabegron extended‑release tablets in the United States and its territories (the “MSN agreement”). Mirabegron is a generic, AB-rated version of the reference listed drug, Myrbetriq®. In connection with the MSN agreement, the Company made an upfront cash payment of $75.0 million in April 2026, which was capitalized as a product rights intangible asset and is being amortized to cost of sales over its estimated useful life of five years. Additionally, the Company will pay a per‑unit fee and profit‑sharing to MSN based on product sales. MSN is responsible for the commercial manufacture and supply of the finished product and the Company is responsible for the marketing, promotion, and sale of the product.
Adalvo License and Supply Agreement – Tirzepatide
On May 13, 2026, the Company entered into a License and Supply Agreement with Adalvo to develop, register and commercialize two generic tirzepatide products in the U.S. Pursuant to the agreement, the Company received exclusive rights to Adalvo’s regulatory dossiers and related intellectual property for use in obtaining U.S. regulatory approvals for the products. The Company is responsible for regulatory filings, commercialization and distribution, while Adalvo is responsible for development, manufacturing and supply of the products. The agreement provides for development, regulatory and commercial milestone payments of up to $21.0 million, including payments upon regulatory submissions and acceptance, regulatory approvals, product launches and achievement of a specified cumulative net sales threshold. The Company will share a portion of net profits from product sales with Adalvo, after deduction of agreed-upon costs, pursuant to the terms of the agreement. Profit share amounts are calculated and settled on a quarterly basis.
During the three and six months ended June 30, 2026, the Company recorded $3.0 million of research and development expense related to the achievement of regulatory milestones under the agreement (submission of an Abbreviated New Drug Application (“ANDA”) and subsequent acceptance by the FDA) for each product.
mAbxience Biosimilar Licensing and Supply Agreement – Denosumab
On May 26, 2026, the Company entered into a supply agreement with mAbxience S.L. (“mAbxience”) to establish supply pricing for Boncresa® and Oziltus® (denosumab biosimilars referencing Prolia® and XGEVA®, respectively). The supply agreement is an addition to the Company’s existing licensing arrangement with mAbxience dated October 12, 2023, as previously described in Note 4. Alliance and Collaboration in the Company’s 2025 Annual Report on Form 10-K.
In connection with the execution of the supply agreement, the Company accrued a one-time signing fee of $6.0 million payable to mAbxience as of June 30, 2026, which was capitalized as a product rights intangible asset. The asset will be amortized to cost of sales over its estimated useful life of five years, with amortization commencing upon commercial launch of the products, which the Company currently expects to occur in 2026.

4. Income Taxes
Provision for Income Taxes
Set forth in the following table is the Company’s provision for income taxes (in thousands) and effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$1,376	$16,101	$3,552	$28,969
Effective tax rate	1.9%	31.1%	2.3%	32.5%
For the three and six months ended June 30, 2026, the period-over-period change in the provision for income taxes was primarily due to the tax impacts from changes in the level and jurisdictional mix of income, the impact of the One Big Beautiful Bill Act (enacted in July 2025), and discrete items related to share-based compensation in the current period.
Tax Receivable Agreement
The following table summarizes the Company’s tax receivable agreement (“TRA”) (in thousands):
Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase in tax receivable agreement liability	$2,439	$4,420	$106	$15,107
Balance Sheet

	June 30, 2026	December 31, 2025
Tax receivable agreement liability - short term (1)	$16,507	$38,832
Tax receivable agreement liability - long term (1)	2,440	18,656
Total	$18,947	$57,488
(1) Refer to Note 18. Related Party Transactions.
Refer to Note 5. Income Taxes in the Company’s 2025 Annual Report on Form 10-K for information about the Company’s TRA. During the six months ended June 30, 2026, the Company made payments of $38.8 million associated with the TRA liability for the 2024 tax year.
Contingent Tax Receivable Agreement Liability
The Company had an unrecorded contingent TRA liability of $129.0 million as of June 30, 2026. If utilization of the Company’s deferred tax assets becomes more-likely-than-not in the future, at such time, the unrecorded contingent TRA liability will be recorded through charges in the Company’s consolidated statements of operations.

5. Earnings per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Amneal Pharmaceuticals, Inc.	$57,662	$22,417	$119,918	$34,612
Denominator:
Weighted-average shares outstanding - basic	319,200	313,739	317,620	312,404
Effect of dilutive securities:
Stock options	739	964	741	1,031
Restricted stock units	3,151	3,155	4,186	4,390
Performance stock units	5,012	4,505	5,980	5,346
Weighted-average shares outstanding - diluted	328,102	322,363	328,527	323,171
Net income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$0.18	$0.07	$0.38	$0.11
Diluted	$0.18	$0.07	$0.37	$0.11
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options (1)	293	347	293	347
Performance stock units (2)	1,845	1,953	1,845	1,953
(1)Excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of the Class A common stock during the period (out-of-the-money).
(2)Excluded from the computation of diluted earnings per share of Class A common stock because the performance vesting conditions were not met during the period.
6. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Gross accounts receivable	$1,610,302	$1,740,324
Allowance for credit losses	(3,205)	(3,003)
Contract charge-backs and sales volume allowances	(553,860)	(801,186)
Cash discount allowances	(32,877)	(40,992)
Subtotal	(589,942)	(845,181)
Trade accounts receivable, net	$1,020,360	$895,143

Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	June 30, 2026	December 31, 2025
Customer A	36%	39%
Customer B	25%	23%
Customer C	24%	26%
7. Inventories
Inventories were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$254,944	$227,353
Work in process	72,251	55,455
Finished goods	350,759	323,494
Total inventories	$677,954	$606,302
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Deposits and advances	$3,776	$4,437
Prepaid insurance	5,437	6,723
Prepaid regulatory fees	2,684	8,109
Income and other tax receivables	19,380	18,662
Prepaid taxes	13,761	17,068
Accrued royalty income	30,395	14,332
Other current receivables	4,602	5,295
Chargebacks receivable	7,468	5,972
Other prepaid assets	24,508	17,797
Total prepaid expenses and other current assets	$112,011	$98,395
9. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2024	$161,659	$366,312	$69,465	$597,436
Currency translation	(1,966)	—	—	(1,966)
Balance as of December 31, 2025	159,693	366,312	69,465	595,470
Currency translation	(1,971)	—	—	(1,971)
Balance as of June 30, 2026	$157,722	$366,312	$69,465	$593,499

Intangible assets as of June 30, 2026 and December 31, 2025 were comprised of the following (in thousands):

	June 30, 2026				December 31, 2025
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	5.8	$1,607,920	$(1,036,318)	$571,602	$1,519,694	$(977,819)	$541,875
Other intangible assets	1.7	82,700	(74,572)	8,128	82,700	(69,177)	13,523
Total		1,690,620	(1,110,890)	579,730	1,602,394	(1,046,996)	555,398
In-process research and development		8,100	—	8,100	8,100	—	8,100
Total intangible assets		$1,698,720	$(1,110,890)	$587,830	$1,610,494	$(1,046,996)	$563,498
Amortization expense related to intangible assets for the three months ended June 30, 2026 and 2025 was $34.9 million and $45.8 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2026 and 2025 was $64.9 million and $91.0 million, respectively.
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including in-process research and development intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually. No intangible asset impairments were recorded for the three and six months ended June 30, 2026 and 2025.
10. Other Assets
Other assets were comprised of the following (in thousands): (1)

	June 30, 2026	December 31, 2025
Interest rate swap (2)	$16,212	$5,756
Security deposits	3,701	3,932
Long-term deposits and prepaid expenses	2,405	3,412
Deferred revolving credit facility costs	4,622	5,197
Long-term restricted cash	3,339	2,068
Equipment deposits	42,599	34,332
Other long-term assets	7,791	3,108
Total other assets	$80,669	$57,805
(1)Certain prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2026, the Company separately presented equipment deposits within other assets to provide additional transparency regarding the nature of these balances. Such reclassifications had no impact on total other assets, total assets, results of operations, or cash flows.
(2)Refer to Note 14. Fair Value Measurements and Note 15. Financial Instruments for information about the Company’s interest rate swap.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$244,234	$254,671
Accrued returns allowance (1)	188,667	179,471
Accrued compensation	69,677	79,886
Accrued Medicaid and commercial rebates (1)	77,264	119,486
Accrued royalties	31,188	30,040
Accrued professional fees	21,423	14,514
Accrued interest	18,422	18,663
Accrued other	70,333	64,585
Total accounts payable and accrued expenses	$721,208	$761,316
(1)Refer to Note 2. Revenue Recognition for a rollforward of the balance from December 31, 2025 to June 30, 2026.
12. Debt
There have been no material changes in the Company’s long-term debt since December 31, 2025, except as disclosed below. Refer to Note 14. Debt in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this note.
The following is a summary of the Company’s indebtedness under its term loans and senior notes (in thousands):

	June 30, 2026	December 31, 2025
Term Loan Due 2032	$2,084,263	$2,094,750
Senior Notes Due 2032	600,000	600,000
Total debt	2,684,263	2,694,750
Less: debt issuance costs	(113,967)	(122,874)
Total debt, net of debt issuance costs	2,570,296	2,571,876
Less: current portion of long-term debt	(5,961)	(6,761)
Total long-term debt, net	$2,564,335	$2,565,115
Repricing Amendments to Term Loan Credit Agreement
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
In connection with the Repricing Amendment, the Company recognized a loss of $3.5 million for the six months ended June 30, 2026, related to costs incurred as part of this transaction and the write‑off of unamortized debt issuance costs associated with the modified portion of the Term Loan Due 2032.
On August 3, 2026 the Company entered into a repricing amendment to the Term Loan Credit Agreement governing the Term Loan Due 2032. Refer to Note 20. Subsequent Events for additional information.
2025 Revolving Credit Facility
During April and May 2026, the Company borrowed $100.0 million under the 2025 Revolving Credit Facility. Refer to Note 20. Subsequent Events for additional borrowings of $30.0 million and $150.0 million on the 2025 Revolving Credit Facility subsequent to June 30, 2026.

13. Other Long-Term Liabilities
Other long-term liabilities were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term compensation	$8,907	$11,354
Deferred income (1)	22,040	7,324
Other long-term liabilities	1,172	13,585
Total other long-term liabilities	$32,119	$32,263
(1)Deferred income was primarily from alliance and collaboration agreements with Orion Corporation, Zambon Biotech S.A., and Pfizer. Refer to Note 3. Alliance and Collaboration for additional information.
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurement Based on
June 30, 2026	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$16,212	$—	$16,212	$—

December 31, 2025
Assets
Interest rate swap (1)	$5,756	$—	$5,756	$—
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
There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2026.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	June 30, 2026	December 31, 2025
Term Loan Due 2032	$2,097,290	$2,115,698
Senior Notes Due 2032	$623,250	$633,000
The Term Loan Due 2032 and Senior Notes Due 2032 are each in the Level 2 category within the fair value level hierarchy. The fair values were determined using market data for valuation.

Refer to Note 12. Debt in this Quarterly Report on Form 10-Q and Note 14. Debt in the Company’s 2025 Annual Report on Form 10-K for information about its indebtedness, including definitions of terms.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the six months ended June 30, 2026 and 2025.
15. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates. Changes in fair value will be recognized in other comprehensive loss and reclassified to interest expense, net, in the period in which the hedged transaction affect earnings. During the three and six months ended June 30, 2026, the Company reclassified a net loss (increase in interest expense) of $2.9 million and $5.8 million, respectively, from accumulated other comprehensive loss. As of June 30, 2026, a net gain of $1.4 million was recorded in accumulated other comprehensive loss associated with the impact of all interest rates swaps, with $10.1 million, net, expected to be reclassified within 12 months. Refer to Note 17. Stockholders’ Equity (Deficiency) in this Quarterly Report on Form 10-Q and Note 18. Financial Instruments in the Company’s 2025 Annual Report on Form 10-K for defined terms and additional information.
During the three and six months ended June 30, 2025, the Company reclassified a net loss of $0.6 million (increase in interest expense, net) and net gain of $5.9 million (decrease in interest expense, net), respectively, from accumulated other comprehensive loss. As of December 31, 2025, $14.8 million in net losses were recorded in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	June 30, 2026		December 31, 2025
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$16,212	Other Assets	$5,756
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
For the three months ended June 30, 2026, charges related to legal matters, net were $8.1 million, primarily consisting of charges related to antitrust class action litigation. For the six months ended June 30, 2026, charges related to legal matters, net were $8.8 million, primarily consisting of (i) a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date and (ii) charges associated with antitrust class action litigation. During the three months ended June 30, 2026, based on developments in the litigation involving certain antitrust class action claims, the Company recorded an accrual of $9.0 million after concluding that a loss related to these matters had become probable and reasonably estimable. For additional information regarding antitrust class action litigation and the Nationwide Opioids Settlement Agreement, refer to the sections In Re Generic Pharmaceuticals Pricing Antitrust Litigation and Civil Prescription Opioid Litigation below, respectively.
Liabilities for legal matters were comprised of the following (in thousands):

Matter	June 30, 2026	December 31, 2025
Civil prescription opioid litigation (1)	$9,408	$42,271
Antitrust class action litigation	8,950	—
Other	130	985
Current portion of liabilities for legal matters	$18,488	$43,256

Civil prescription opioid litigation (Liabilities for legal matters - long term) (1)	$70,830	$71,819
(1)As of June 30, 2026, the total current and long-term liabilities of $80.2 million for civil prescription opioid litigation were primarily comprised of a $79.7 million liability for the Nationwide Opioids Settlement Agreement effective January 23, 2026, as defined and described in the section, Civil Prescription Opioid Litigation below. Of the $79.7 million accrued for this settlement agreement, $78.6 million was for cash payments and $1.1 million was for the supply of naloxone nasal spray.

As of June 30, 2026, the remaining cash payments under the Nationwide Opioids Settlement Agreement, due on March 1 of each year, were as follows (in thousands):

Amount Due
2027	$12,670
2028	12,389
2029	12,389
2030	12,389
2031 (1)	11,939
2032 to 2034 (1)	35,816
Total settlement payments	$97,592
Less: imputed interest at a rate of 5.5%	(19,002)
Total	$78,590
(1)Amounts due in each of 2031 through 2034 include approximately $10.4 million of cash conversion payments associated with certain settling parties’ elections to receive cash in lieu of naloxone nasal spray under the Nationwide Opioids Settlement Agreement ($41.4 million in the aggregate).
The discount-related imputed interest will be amortized to interest expense over the life of the liability using the effective interest method. Interest expense associated with the Nationwide Opioids Settlement Agreement for the three and six months ended June 30, 2026 was immaterial.
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
The multi-district litigation (“MDL”) court selected Humana Inc. v. Actavis Elizabeth, LLC et al., No. 2:18-cv-03299-CMR (“Humana I”), which names Impax Laboratories, LLC (“Impax”) as a defendant, as a bellwether and set a trial for September 2026. On March 26, 2026, Impax filed an individual motion for summary judgment and four joint motions for summary judgment in Humana I. Those summary judgment motions were fully briefed on May 22, 2026 and remain pending. The other MDL cases and the state court cases are in various stages of pleading and discovery. No other trials involving the Company have been set.
Civil Prescription Opioid Litigation
As a result of the Court’s Stipulation and Order dated February 26, 2026, pursuant to the settlement of the political subdivision cases in MDL 2804, the state and federal cases against the Company relating to the sale of prescription opioid pain relievers have been reduced from over 800 cases to less than 105 cases, comprised of 52 cases in MDL 2804 and other federal courts, and 52 state court cases. Plaintiffs in the remaining cases are political subdivisions (pending dismissal), schools, hospitals, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804 (N.D. Ohio). There are no firm trial dates in the state-court cases.
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
In late April 2024, the Company reached a nationwide settlement in principle on the primary financial terms, with no admission of wrongdoing, for a nationwide resolution to the opioids cases filed and that might have been filed by state Attorneys General, political subdivisions and Native American tribes. In September 2025, the Native American tribal participation reached a sufficient percentage to effectuate the tribal settlement. On January 23, 2026, the Company determined that it will make effective its nationwide agreement to settle a substantial majority of the opioids-related claims brought against the Company by various states and subdivisions (the “Nationwide Opioids Settlement Agreement”), having previously secured sufficient participation by those states and subdivisions, including all eligible state and territorial Attorneys General and all subdivisions that previously sued the Company. The Nationwide Opioids Settlement Agreement became effective on January 29, 2026, and the Company made its first installment payment of $23.8 million to the settlement administrator on that date. An additional installment payment of $12.1 million was made on February 26, 2026. The settlement is payable through 2034. Under the settlement, the Company agreed to pay up to $92.5 million in cash and provide $177.4 million (valued at $125/twin pack) in naloxone nasal spray to help treat opioid overdoses. In lieu of receiving product, the settling parties can opt to receive 25% of the naloxone nasal spray’s value (up to $44.4 million) in cash during the last four years of the ten-year payment term, which could increase the total amount of cash the Company would pay up to $136.9 million. In March 2026, five states elected to receive $11.6 million in free naloxone nasal spray with the remaining states electing to receive the 25% cash conversion. As a result, and assuming other states do not subsequently decide to instead receive settlement product, Amneal will pay $41.4 million in cash in equal distributions of $10.4 million from 2031 to 2034. Including these cash conversion payments, the Company’s total cash payments under the Nationwide Opioids Settlement Agreement will be $133.5 million.
Refer to the section Legal Proceedings above for amounts charged to the statements of operations for the three and six months ended June 30, 2026 and liabilities as of June 30, 2026 and December 31, 2025, associated with civil prescription opioid litigation. For the remaining cases not covered by the Nationwide Prescription Opioids Settlement Agreement, primarily brought by other hospitals, schools and individuals, the Company did not record a liability as of June 30, 2026 and December 31, 2025 because it concluded that a loss was not probable and estimable.
During July 2025, the Company deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits, which were classified as restricted cash in the Company’s consolidated balance sheet as of December 31, 2025, remained the property of the Company until a definitive settlement agreement was reached and the funds were used to make the first installment payment under the Nationwide Opioids Settlement Agreement. Accordingly, no related restricted cash balance remained as of June 30, 2026.
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

On December 21, 2025, the Company received an administrative subpoena from the DEA relating to sales of controlled substances to Dixon Shane, LLC d/b/a R&S Northeast LLC (“R&S Northeast”), an indirect subsidiary that distributes generic pharmaceuticals manufactured by Amneal and others. On the same date, R&S Northeast received an administrative subpoena from the DEA relating to various policies and procedures relating to controlled substances and controlled substance order monitoring, as well as other information relating to current and former customers. The Company and R&S Northeast have been cooperating with DEA and responding to the subpoenas. It is not possible to determine the exact outcome of this investigation.

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

UFCW Local 1500 Welfare Fund v. Takeda Pharmaceuticals U.S.A., Inc.
On November 14, 2023, UFCW Local 1500 Welfare Fund and other health plans filed a purported class action lawsuit in the United States District Court for the Southern District of New York against multiple manufacturers, including the Company, alleging an illegal conspiracy to restrict output of generic COLCRYS®. See UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma. U.S.A., Inc. et al, No. 1:23-cv-10030 (S.D.N.Y.). On February 28, 2024, Takeda Pharmaceuticals U.S.A., Inc. filed a motion to transfer the case to the United States District Court for the Eastern District of Pennsylvania. The case was transferred on April 28, 2026. See UFCW Local 1500 Welfare Fund et al. v. Takeda Pharma U.S.A., Inc., et al. No. 2:26-cv-3122 (E.D. Pa.). Defendants’ motion to dismiss the case was filed on June 9, 2026. That motion is fully briefed and is pending before the Court.

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

Guaifenesin Litigation

On September 5, 2024, Amneal was named as a defendant along with CVS Pharmacy, Inc. (“CVS”) in a putative consumer class action lawsuit in the United States District Court for the Northern District of California alleging that generic guaifenesin products manufactured by Amneal contain benzene through the use of carbomer, an inactive ingredient. See Leonard v. CVS Pharmacy, Inc., No. 5:24-cv-06280 (N.D. Cal.) (“Leonard”). The complaint purported to plead, on behalf of a nationwide class and California subclass, the following counts: breach of warranty; unjust enrichment; fraud; and violation of California’s Unfair Competition Law. The complaint sought damages, including punitive damages, restitution, other equitable monetary relief, injunctive relief, prejudgment interest and attorneys’ fees and costs. The court granted defendants’ motion to dismiss plaintiff’s first and second amended complaints without prejudice, and plaintiff filed a notice of voluntary dismissal without prejudice on April 22, 2026.

In addition, on June 27, 2025, CVS, which Amneal is defending, was named as a defendant in a putative consumer class action lawsuit in the United States District Court for the Northern District of Illinois. See Hatfield v. CVS Health Corporation, No. 1:25-cv-7248 (N.D. Ill.). Alleging similar facts as the Leonard case, the complaint in Hatfield purported to plead, individually and on behalf of a class of purchasers in Illinois and states with similar consumer protection laws, violations of the Illinois Consumer Fraud Act and unjust enrichment. On June 30, 2025, plaintiff filed a motion for class certification, which the Court held in abeyance. On July 28, 2025, plaintiff filed an amended complaint to identify the correct defendant and add jurisdictional allegations. On September 26, 2025, CVS moved to dismiss plaintiff’s amended complaint. The motion is fully briefed, and oral argument was held on June 10, 2026. The Court will rule from the bench on the motion to dismiss via teleconference on September 3, 2026.

Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 3:25-cv-00181-GC-TJB; D.N.J. 2:25-11981-GC-TJB
On November 25, 2024, the Company and Impax received the first of five notice letters from Sandoz Inc. (“Sandoz”) stating that it had filed an ANDA with the FDA seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letters included a Paragraph IV certifications alleging that certain patents covering CREXONT® are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of Sandoz’s generic product.
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
On June 20, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-11981-GC-TJB, in response to a third notice letter from Sandoz relating to CREXONT®. On September 4, 2025, the Company and Impax filed a First Amended Complaint in response to a fourth notice letter from Sandoz, adding claims for infringement of additional patents. On October 2, 2025, Sandoz filed an Answer, Affirmative Defense, and Counterclaims for non-infringement and invalidity of the asserted patents. On November 12, 2025, the Company and Impax filed a new patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-17384-GC-TJB. On April 15, 2026, the Company filed a First Amended Complaint in that action adding claims for infringement of additional patents. Scheduling orders have been issued in all three actions, and those actions are in discovery with trial currently scheduled for April 2027.
Amneal Pharmaceuticals LLC et al. v. Alembic Pharmaceuticals Ltd., D. Del. 26-cv-00798
On May 26, 2026, the Company and Impax received a notice letter from Alembic Pharmaceuticals Ltd (“Alembic”) stating that it had filed an ANDA with the FDA seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letter included Paragraph IV certifications alleging that certain patents covering CREXONT® are invalid, unenforceable or will not be infringed by the manufacture, use or sale of Sandoz’s generic product.

In response to the notice letter, on July 2, 2026, the Company and Impax filed an infringement lawsuit against Alembic in the U.S. District Court for the District of Delaware, Case No. 26-cv-00798. This lawsuit is currently in the initial pleadings stage. The filing of this lawsuit triggered a 30-month stay of FDA approval of the Alembic ANDA from the date of receipt of the notice letter. CREXONT® is also subject to a regulatory exclusivity until August 7, 2027.
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
Shareholder Litigation Related to Agreement to Acquire Kashiv Biosciences, LLC
As of August 6, 2026, two complaints have been filed by purported shareholders of the Company against the Company and certain directors and officers of the Company related to the Company’s agreement to acquire Kashiv Biosciences, LLC (the “Transaction”). The complaints are captioned: (i) Johnson v. Amneal Pharmaceuticals, Inc., et al., No. 654043/2026 (N.Y. Sup. Ct. July 8, 2026); and (ii) Kent v. Amneal Pharmaceuticals, Inc., et al., No. 654067/2026 (N.Y. Sup. Ct. July 9, 2026) (collectively, the “Complaints”). The Complaints seek to enjoin the defendants from proceeding with the Transaction unless the defendants disclose certain purportedly material information alleged to have been omitted from the Definitive Proxy Statement and rescission of the Transaction and/or damages if the Transaction is consummated. Refer to Note 18. Related Party Transactions for information about the Transaction.
17. Stockholders’ Equity (Deficiency)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were as follows (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Other	Accumulated other comprehensive loss
December 31, 2025	$(90,545)	$(14,844)	$(5,340)	$(110,729)
Other comprehensive (loss) gain before reclassification	(9,904)	10,456	3,723	4,275
Reclassification of cash flow hedge to earnings, net of tax of $0	—	5,788	—	5,788
June 30, 2026	$(100,449)	$1,400	$(1,617)	$(100,666)

December 31, 2024	$(71,860)	$6,350	$—	$(65,510)
Other comprehensive loss before reclassification	(6,560)	(19,485)	—	(26,045)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(5,876)	—	(5,876)
June 30, 2025	$(78,420)	$(19,011)	$—	$(97,431)
Rondo Redeemable Non-Controlling Interests
Beginning January 1, 2026, the holders of the Rondo Class B Units, as defined and discussed in Note 20. Stockholders’ (Deficiency) Equity to the Company’s 2025 Annual Report on Form 10-K, have a put right to require the Company to purchase their units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization, subject to the satisfaction of certain financial targets and other conditions. As of June 30, 2026, no conditions have been met that would make redemption probable or otherwise certain.

Acquisition of Non-Controlling Interests in Amneal Complex Products Research LLC
The Company acquired a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), now known as Amneal Complex Products Research LLC (“CPR”), on April 2, 2021. On May 31, 2026, the Company acquired the remaining 2% non-controlling interests in CPR from the sellers of KSP, who are considered related parties, for cash consideration of $0.4 million. Since the Company controlled CPR before and after the acquisition, it was accounted for as an equity transaction. The carrying value of the acquired non-controlling interest was $0.6 million. Following the acquisition, CPR became a wholly owned subsidiary of the Company.
18. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. Except as disclosed below, as of and for the three and six months ended June 30, 2026, there were no material changes to our related party agreements or relationships as defined and described in Note 22. Related Party Transactions and Note 20. Stockholders’ (Deficiency) Equity in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2026	2025	2026	2025
Kashiv Biosciences LLC
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$2,207	$1,293	$4,635	$5,616
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$2,184	$3,564	$5,879	$7,795
Development and commercialization agreement - Pegfilgrastim Auto Injector - milestone	Research and development	$—	$3,000	$500	$3,000
Development and commercialization agreement - Carfilzomib	Research and development	$—	$2,000	$—	$2,000
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses	$—	$—	$(93)	$(103)
Storage agreement	Research and development	$—	$(71)	$—	$(118)
Parking space lease	Research and development	$—	$—	$—	$25

Other Related Parties
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,822	$6,204	$11,151	$11,339
Members - tax receivable agreement	Increase in tax receivable agreement liability	$2,439	$4,420	$106	$15,107
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$877	$10	$1,684	$2,327
PharmaSophia, LLC - License and commercialization agreement - Risperidone - Royalty expense	Cost of goods sold	$864	$—	$864	$—
Kanan, LLC - operating lease	Inventory and cost of goods sold	$654	$592	$1,284	$1,184
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$405	$330	$738	$654
Direct Customer Solutions, LLC - warehousing/logistics/distribution services	Selling, general and administrative	$129	$—	$129	$—
Tracy Properties LLC - operating lease	Selling, general and administrative	$114	$149	$167	$326
Avtar Investments, LLC - consulting services	Research and development	$60	$60	$120	$120
AvPROP, LLC - operating lease	Selling, general and administrative	$47	$51	$82	$104
Land purchase from family members of the Co-Chief Executive Officers	Property, plant and equipment	$—	$11,289	$—	$11,289
Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$—	$1,438	$—	$5,708
R&S Solutions - equipment purchase	Property, plant and equipment	$—	$—	$—	$160
Alkermes Plc	Inventory and cost of goods sold	$—	$(28)	$—	$64

The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	June 30, 2026	December 31, 2025
Kashiv - various agreements	$413	$413
AzaTech Pharma LLC	11	56
Apace Packaging, LLC - packaging agreement	—	1
Related party receivables - short term	$424	$470

Members - tax receivable agreement	$16,507	$38,832
Kashiv - various agreements	2,932	14,980
Apace Packaging, LLC - packaging agreement	1,687	1,353
PharmaSophia, LLC - license and commercialization agreement	654	—
AzaTech Pharma LLC - supply agreement	250	254
Avtar Investments LLC - consulting services	40	40
Tracy Properties LLC	—	26
Related party payables - short term	$22,070	$55,485

Members - tax receivable agreement	$2,440	$18,656
Land purchase from family members of the Co-Chief Executive Officers	452	476
Related party payables - long term	$2,892	$19,132
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
Pursuant to the agreement, the Company is obligated to pay DCS an immaterial one-time setup fee, a per-unit distribution fee, and a minimum monthly maintenance fee. For each of the three and six months ended June 30, 2026, the Company recorded selling, general and administrative expense of $0.1 million, related to these services.
License and Commercialization Agreement with PharmaSophia, LLC
PharmaSophia, LLC (“PharmaSophia”) is a joint venture formed by Nava Pharma, LLC (“Nava”) and Oakwood Laboratories, LLC for the purpose of developing certain products. Certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Nava. Nava beneficially owns 50% of the outstanding equity securities of PharmaSophia. In addition, these executive officers also serve on the Board of Managers of PharmaSophia.
In October 2022, PharmaSophia and Amneal entered into an exclusive license and commercialization agreement (the “PharmaSophia Agreement”) to develop, manufacture, and sell one injectable product (risperidone). PharmaSophia receives a 50% profit share for all sales of product made by Amneal under the PharmaSophia Agreement. For each of the three and six months ended June 30, 2026, the Company recorded royalty expense of $0.9 million, related to this agreement. Amounts payable to PharmaSophia under the agreement were $0.7 million as of June 30, 2026.
Agreement to Acquire Kashiv Biosciences, LLC
On April 21, 2026, the Company entered into a definitive agreement for Amneal to acquire 100% of the outstanding membership interests in Kashiv BioSciences, LLC (“Kashiv”) in a transaction with consideration that includes $375 million of cash and 28,942,108 shares of Class A common stock of the Company at closing, subject to certain purchase price adjustments for cash, and the funding of operations between signing and closing, among others. Consideration also includes up to $350 million in potential contingent payments based on the achievement of certain regulatory milestones in the United States and potential contingent royalties equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty periods during the twelve-year period following the closing of the transaction. Acquisition costs for the three and six months ended June 30, 2026 were $7.6 million and $12.8 million, respectively, which primarily included advisory, legal, and accounting fees.
The transaction was approved by a vote of the holders of the Company’s common stock not party to the transaction, and the issuance of Class A common stock as consideration was approved by a vote of the Company’s common shareholders on July 31, 2026. Closing of the transaction, which is expected in the third quarter of 2026, remains subject to the satisfaction of customary closing conditions.
Kashiv is a vertically integrated biopharmaceutical company with numerous commercial and advanced clinical-stage assets and is among the few U.S.-based companies to both manufacture and receive marketing authorization for multiple biosimilars. Certain executive officers and a member of the Board of Directors of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, outstanding equity securities of Kashiv. In addition, they serve on the Board of Managers of Kashiv. For additional information about related party transactions between the Company and Kashiv, refer to Note 22. Related Party Transactions in the Company’s 2025 Annual Report on Form 10-K.
Agreement to Acquire Complex Products Research, LLC Non-Controlling Interest
On May 31, 2026, the Company acquired the remaining 2% non-controlling interests in CPR from the sellers of KSP, which are related parties, for cash consideration of $0.4 million. Refer to Note 17. Stockholders’ Equity (Deficiency) in this Quarterly Report on Form 10-Q for additional information.
19. Segment Information
The Company has three reportable segments: Affordable Medicines, Specialty, and AvKARE.
Chief Operating Decision Makers
The Company’s Co-Chief Executive Officers are the Company’s chief operating decision makers (“CODMs”). The CODMs evaluate the financial performance of the Company based upon segment operating income (loss). Items below operating income (loss) are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODMs. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, acquisition costs, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s CODMs.
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2026	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$489,913		$149,295		$156,989	$—	$796,197
Cost of goods sold	282,684		48,265		130,740	—	461,689
Gross profit	207,229		101,030		26,249	—	334,508
Selling, general and administrative	42,367		40,095	A	16,913	49,347	148,722
Research and development	33,023	B	5,994	B	—	—	39,017
Intellectual property legal development expenses	2,002		85		—	—	2,087
Acquisition costs	—		—		—	7,600	7,600
Restructuring and other charges	—		—		—	554	554
Charges related to legal matters, net	8,057		—		—	—	8,057
Other operating income	(1,298)		—		—	—	(1,298)
Operating income (loss)	$123,078		$54,856		$9,336	$(57,501)	$129,769

Six Months Ended June 30, 2026	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$913,150		$282,560		$323,006	$—	$1,518,716
Cost of goods sold	515,128		91,285		257,682	—	864,095
Gross profit	398,022		191,275		65,324	—	654,621
Selling, general and administrative	83,685		74,786	A	33,593	95,518	287,582
Research and development	66,309	B	11,091	B	—	—	77,400
Intellectual property legal development expenses	3,495		134		—	—	3,629
Acquisition costs	—		—		—	12,753	12,753
Restructuring and other charges	—		347		—	857	1,204
Charges related to legal matters, net	8,751		—		—	—	8,751
Other operating income	(8,239)		—		—	—	(8,239)
Operating income (loss)	$244,021		$104,917		$31,731	$(109,128)	$271,541

Three Months Ended June 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$433,425		$128,043		$163,040	$—	$724,508
Cost of goods sold	252,646		55,795		129,814	—	438,255
Gross profit	180,779		72,248		33,226	—	286,253
Selling, general and administrative	34,226		30,314	A	15,079	44,647	124,266
Research and development	41,899	B	6,065	B	—	—	47,964
Intellectual property legal development expenses	1,978		39		—	—	2,017
Restructuring and other charges	683		341		—		1,024
Credit related to legal matters, net	(390)		—		—	—	(390)
Operating income (loss)	$102,383		$35,489		$18,147	$(44,647)	$111,372

Six Months Ended June 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$848,133		$236,340		$335,455	$—	$1,419,928
Cost of goods sold	495,279		108,878		273,627	—	877,784
Gross profit	352,854		127,462		61,828	—	542,144
Selling, general and administrative	67,941		61,292	A	30,773	82,548	242,554
Research and development	72,879	B	15,125	B	—	—	88,004
Intellectual property legal development expenses	3,691		93		—	—	3,784
Restructuring and other charges	683		471		—	441	1,595
Credits related to legal matters, net	(390)		—		—	—	(390)
Other operating income	(5,122)		—		—	—	(5,122)
Operating income (loss)	$213,172		$50,481		$31,055	$(82,989)	$211,719
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
A.The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs review SG&A for the Affordable Medicines and AvKARE segments in total. SG&A for the Specialty segment was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee compensation and benefits	$12,938	$10,791	$24,873	$21,663
Product marketing	13,991	9,884	21,808	17,895
Commercial operations and salesforce	11,602	8,787	25,375	19,578
Other (1)	1,564	852	2,730	2,156
Total	$40,095	$30,314	$74,786	$61,292
(1)Other includes professional fees and other expenses not presented to the CODMs.
Research and Development Expenses - Affordable Medicines and Specialty Segments
B.Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	Three Months Ended June 30,
	2026		2025
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$12,016	$1,326	$14,693	$1,279
Materials and supplies	8,796	1,022	8,108	450
Product development and studies (1)	(89)	2,615	756	2,371
In-licensing and upfront milestones	3,500	—	6,350	—
Facilities costs	1,479	30	1,793	735
Regulatory fees	1,334	—	2,932	—
Other (2)	5,987	1,001	7,267	1,230
Total	$33,023	$5,994	$41,899	$6,065

	Six Months Ended June 30,
	2026		2025
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$25,039	$2,645	$28,234	$2,819
Materials and supplies	17,611	1,082	16,635	653
Product development and studies (1)	836	5,393	687	4,690
In-licensing and upfront milestones	4,000	—	6,600	3,000
Facilities costs	2,969	65	3,427	1,485
Regulatory fees	3,728	—	2,517	—
Other (2)	12,126	1,906	14,779	2,478
Total	$66,309	$11,091	$72,879	$15,125
(1)For the three and six months ended June 30, 2026, the Affordable Medicines segment included recognition of deferred income and reimbursable R&D services of $0.8 million and $1.7 million, respectively, as reductions to product development and studies expense for services performed under the license agreement with Orion Corporation. For the three and six months ended June 30, 2025, the Affordable Medicines segment included recognition of deferred income and reimbursable R&D services of $0.9 million and $2.5 million, respectively, as reductions to product development and studies expense for services performed under the license agreement with Orion Corporation. Refer to Note 3. Alliance and Collaboration.
(2)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes outside testing, professional fees and other expenses not presented to the CODMs.
20. Subsequent Events
Repricing Amendment to Term Loan Credit Agreement
On August 3, 2026, the Company entered into a repricing amendment governing its Term Loan Due 2032, which reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 2.50% per annum for SOFR benchmark rate loans and 1.50% per annum for base rate loans. The stated maturity date of August 1, 2032 did not change.
Water Damage to India Facility
During the third week of July 2026, severe rain caused water damage to one of the Company’s facilities in India. The Company is currently undertaking remediation efforts and completing repairs. As of the date of this Quarterly Report, the Company estimates that inventory losses, property damage, remediation costs, and other incremental expenses could range from approximately $10 million to $15 million before any potential insurance recoveries, with most of the impact expected during the second half of 2026. The Company maintains property and business interruption insurance. The amount and timing of any potential insurance recoveries have not yet been determined. These estimates are preliminary and may change as the assessment and remediation activities continue. Since the severe rain and resulting water damage occurred subsequent to June 30, 2026, no amounts related to this event have been recognized in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2026.
2025 Revolving Credit Facility Borrowings
On July 31, 2026, the Company borrowed $30.0 million under its 2025 Revolving Credit Facility for working capital needs and other general corporate purposes. On August 5, 2026, the Company borrowed an additional $150.0 million under its 2025 Revolving Credit Facility in anticipation of funding a portion of the cash consideration payable upon the closing of the acquisition of Kashiv. Refer to Note 18. Related Party Transactions for additional information about the agreement to acquire Kashiv.

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
The following discussion and analysis for the three and six months ended June 30, 2026 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
Overview
We have three reportable segments: Affordable Medicines, Specialty, and AvKARE. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K for a description of our segments.
Agreement to Acquire Kashiv Biosciences, LLC
On April 21, 2026, we entered into a definitive agreement to acquire 100% of the outstanding membership interests in Kashiv BioSciences, LLC (a related party, as described in Note 18. Related Party Transactions in this Quarterly Report on Form 10-Q and Note 22. Related Party Transactions in our 2025 Annual Report on Form 10-K) (“Kashiv”) in a transaction (the “Transaction”) with consideration that includes $375 million of cash and 28,942,108 shares of Class A common stock of the Company at closing, subject to certain purchase price adjustments for cash, and the funding of operations between signing and closing, among others. Consideration also includes up to $350 million in potential contingent payments based on the achievement of certain regulatory milestones in the United States and potential contingent royalties equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty periods during the twelve-year period following the closing of the transaction.
The transaction was approved by a vote of the holders of the Company’s common stock not party to the transaction, and the issuance of Class A common stock as consideration was approved by a vote of the Company’s common shareholders on July 31, 2026. Closing of the transaction, which is expected in the third quarter of 2026, remains subject to the satisfaction of customary closing conditions.
Upon closing of the transaction, we will issue 28,942,108 shares of our Class A common stock. As a result, our stockholders will own a smaller percentage of the Company after the acquisition and will thereafter have a reduced voting and economic interest in the Company.
Kashiv is a vertically integrated biopharmaceutical company with numerous commercial and advanced clinical-stage assets and is among the few U.S.-based companies to both manufacture and receive marketing authorization for multiple biosimilars.
Water Damage to India Facility
During the third week of July 2026, severe rain caused water damage to one of our facilities in India. We are currently undertaking remediation efforts and completing repairs. As of the date of this Quarterly Report, we estimate that inventory losses, property damage, remediation costs, and other incremental expenses could range from approximately $10 million to $15 million before any potential insurance recoveries, with most of the impact expected during the second half of 2026. We maintain property and business interruption insurance. The amount and timing of any potential insurance recoveries have not yet been determined. These estimates are preliminary and may change as the assessment and remediation activities continue.

Since the severe rain and resulting water damage occurred subsequent to June 30, 2026, no amounts related to this event have been recognized in our consolidated financial statements as of and for the three and six months ended June 30, 2026.
We expect production volumes and operating results to be adversely affected during the second half of 2026. In addition, separate from the estimated direct losses and costs described above, we currently estimate that this event could result in approximately $20 million of lost pre-tax profit during the same period. The magnitude of the impact will depend on the timing of repairs and the availability of alternative manufacturing capacity.
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
Since 2025, the U.S. government has taken a number of actions affecting trade policy for pharmaceuticals, including initiating investigations into pharmaceutical imports and announcing various tariff measures, as discussed in Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K. These actions have included the imposition and subsequent invalidation of certain tariffs under the International Emergency Economic Powers Act by the U.S. Supreme Court, as well as the establishment of additional tariffs pursuant to several other authorities that include product‑specific exemptions.
On May 13, 2026, the President announced the findings of a Section 232 investigation into pharmaceutical imports and the imposition of tariffs on certain FDF and API, under which certain branded pharmaceutical products and their APIs are subject to tariffs of up to 100%, with the potential for tariff reductions and various product-, company-, and country-specific exceptions. We are currently evaluating the potential impact of these measures, the ultimate effect of which will depend on the availability and terms of any applicable exceptions, and any additional guidance or actions taken by the Administration. Generic and biosimilar products, as well as their associated APIs, were exempted from this action.
On July 21, 2026, the President announced a preliminary proposal that generic drugs imported into the U.S. would remain subject to no tariffs through July 31, 2028, after which tariffs would increase to 100% for one year and 200% thereafter. As of the date of this Quarterly Report on Form 10-Q, the announced policy has not been formally implemented and significant uncertainties remain regarding its scope, including the treatment of APIs, biosimilars, global supply chains and potential exemptions. Based on the announced timing, we do not expect a material direct impact on our 2026 results; however, if implemented as announced, the tariffs could materially increase the cost of products manufactured by us or third parties outside the U.S., adversely affecting gross margins, product availability and our competitive position. We are evaluating our product-level exposure and potential mitigation actions, including expanding U.S. manufacturing, alternative sourcing, supplier arrangements, pricing actions and portfolio changes, but we cannot currently estimate the impact on our future financial condition, results of operations or cash flows.

Results of Operations
Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$796,197	$724,508	$71,689	9.9%
Cost of goods sold	461,689	438,255	23,434	5.3%
Gross profit	334,508	286,253	48,255	16.9%
Selling, general and administrative	148,722	124,266	24,456	19.7%
Research and development	39,017	47,964	(8,947)	(18.7)%
Intellectual property legal development expenses	2,087	2,017	70	3.5%
Acquisition costs	7,600	—	7,600	nm
Restructuring and other charges	554	1,024	(470)	(45.9)%
Charges (credit) related to legal matters, net	8,057	(390)	8,447	nm
Other operating income	(1,298)	—	(1,298)	nm
Operating income	129,769	111,372	18,397	16.5%
Total other expense, net	(58,779)	(59,661)	882	(1.5)%
Income before income taxes	70,990	51,711	19,279	37.3%
Provision for income taxes	1,376	16,101	(14,725)	(91.5)%
Net income	$69,614	$35,610	$34,004	95.5%
nm - not meaningful
Net Revenue
Net revenue for the three months ended June 30, 2026 increased 9.9% from the prior year period, primarily due to:
•Growth in our Affordable Medicines segment net revenue of $56.5 million, primarily due to new products launched in 2026 and 2025, which contributed $44.8 million of year-over-year growth, as well as an increase in sales of women’s health medicines due to market conditions, partially offset by price erosion.
•Growth in our Specialty segment net revenue of $21.3 million, primarily driven by increases in sales of CREXONT® ($17.6 million), BREKIYA® autoinjector ($5.5 million), and UNITHROID® ($5.9 million), partially offset by the expected decline in sales of RYTARY®.
•A decline in our AvKARE segment net revenue of $6.1 million, primarily driven by a reduction in our low margin distribution sales, partially offset by expansion in our government label channel from new product introductions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased 5.3% for the three months ended June 30, 2026 as compared to the prior year period. The increase in cost of goods sold was primarily due to increases in sales volume, plant and freight costs, and inventory obsolescence, partially offset by a reduction in amortization expense.
Gross profit as a percentage of net revenue increased to 42.0% for the three months ended June 30, 2026 from 39.5% in the prior year period primarily due to lower amortization expense and operating leverage from higher sales volume.

Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2026 increased 19.7% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT® and BREKIYA® autoinjector.
Research and Development
Research and development (“R&D”) expenses for the three months ended June 30, 2026 decreased 18.7% as compared to the prior year period, primarily driven by a $2.9 million decrease in in-licensing and upfront milestone payments and lower employee compensation costs as a result of operational efficiencies.
Acquisition Costs
Acquisition costs for the three months ended June 30, 2026 were primarily related to professional services fees (e.g., legal, financial advisory, accounting, and consulting) associated with the previously announced agreement to acquire Kashiv (see Note 18. Related Party Transactions).
Charges (Credit) Related to Legal Matters, Net
For the three months ended June 30, 2026, charges related to legal matters, net were $8.1 million, primarily consisting of charges related to antitrust class action litigation. For additional information regarding the antitrust class action litigation, refer to Note 16. Commitments and Contingencies.
Other Operating Income
Other operating income for the three months ended June 30, 2026 was primarily comprised of income earned from the India Production Linked Incentive Scheme for the Pharmaceutical Sector (the “PLI Scheme”).
Total Other Expense, Net
Total other expense, net for the three months ended June 30, 2026 decreased 1.5% as compared to the prior year period. The decrease was primarily driven by a $10.1 million period-over-period decrease in interest expense due to lower interest rates on our variable-rate debt and a $2.0 million period-over-period decrease in the tax receivable agreement charge (refer to Note 4. Income Taxes), partially offset by unfavorable foreign currency movements.
Provision for Income Taxes
For the three months ended June 30, 2026, our provision for income taxes and effective tax rate were $1.4 million and 1.9%, respectively, as compared to $16.1 million and 31.1%, respectively, for the three months ended June 30, 2025. The period-over-period change in the provision for income taxes was primarily due to the tax impacts from changes in the level and jurisdictional mix of income, the impact of the One Big Beautiful Bill Act (enacted in July 2025), and discrete items related to share-based compensation in the current period.

Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$489,913	$433,425	$56,488	13.0%
Cost of goods sold	282,684	252,646	30,038	11.9%
Gross profit	207,229	180,779	26,450	14.6%
Selling, general and administrative	42,367	34,226	8,141	23.8%
Research and development	33,023	41,899	(8,876)	(21.2)%
Intellectual property legal development expenses	2,002	1,978	24	1.2%
Restructuring and other charges	—	683	(683)	nm
Charges (credit) related to legal matters, net	8,057	(390)	8,447	nm
Other operating income	(1,298)	—	(1,298)	nm
Operating income	$123,078	$102,383	$20,695	20.2%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the three months ended June 30, 2026 increased 13.0% as compared to the prior year period, primarily due to new products launched in 2026 and 2025, which contributed $44.8 million of year-over-year growth, as well as an increase in sales of women’s health medicines due to market conditions, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the three months ended June 30, 2026 increased 11.9% as compared to the prior year period, primarily due to increases in sales volume, plant and freight costs, and inventory obsolescence.
Affordable Medicines gross profit as a percentage of net revenue increased to 42.3% for the three months ended June 30, 2026 from 41.7% in the prior year period, primarily due to favorable product mix from recently launched products and higher sales volumes, partially offset by increased plant and freight costs and inventory obsolescence.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the three months ended June 30, 2026 increased 23.8% as compared to the prior year period, primarily due to increases in employee compensation, regulatory fees, and freight costs.
Research and Development
Affordable Medicines R&D expenses for the three months ended June 30, 2026 decreased 21.2% as compared to the prior year period, primarily driven by a $2.9 million decrease in in-licensing and upfront milestone payments and lower employee compensation costs as a result of operational efficiencies.
Charges (Credit) Related to Legal Matters, Net
For the three months ended June 30, 2026, charges related to legal matters, net were $8.1 million, primarily consisting of charges related to antitrust class action litigation. For additional information regarding the antitrust class action litigation, refer to Note 16. Commitments and Contingencies.
Other Operating Income
Other operating income for the three months ended June 30, 2026 was primarily comprised of income earned from the PLI Scheme.

Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$149,295	$128,043	$21,252	16.6%
Cost of goods sold	48,265	55,795	(7,530)	(13.5)%
Gross profit	101,030	72,248	28,782	39.8%
Selling, general and administrative	40,095	30,314	9,781	32.3%
Research and development	5,994	6,065	(71)	(1.2)%
Intellectual property legal development expenses	85	39	46	117.9%
Restructuring and other charges	—	341	(341)	(100.0)%
Operating income	$54,856	$35,489	$19,367	54.6%
Net Revenue
Specialty net revenue for the three months ended June 30, 2026 increased 16.6% compared to the prior year period, primarily driven by increases in sales of CREXONT® ($17.6 million), BREKIYA® autoinjector ($5.5 million), and UNITHROID® ($5.9 million), partially offset by the expected decline in sales of RYTARY®.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended June 30, 2026 decreased 13.5% compared to the prior year period, primarily due to a reduction in amortization expense of $14.1 million and revenue mix, partially offset by increased sales volume.
Specialty gross profit as a percentage of net revenue increased to 67.7% for the three months ended June 30, 2026 as compared to 56.4%, primarily as a result of the factors noted above.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended June 30, 2026 increased 32.3% as compared to the prior year period, primarily due to increased launch costs associated with CREXONT® and BREKIYA® autoinjector, as well as increased employee compensation.
Research and Development
Specialty R&D expense for the three months ended June 30, 2026 decreased 1.2% as compared to the prior year period, primarily due to increased operational efficiencies.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$156,989	$163,040	$(6,051)	(3.7)%
Cost of goods sold	130,740	129,814	926	0.7%
Gross profit	26,249	33,226	(6,977)	(21.0)%
Selling, general and administrative	16,913	15,079	1,834	12.2%
Operating income	$9,336	$18,147	$(8,811)	(48.6)%
Net Revenue
AvKARE net revenue for the three months ended June 30, 2026 decreased 3.7% as compared to the prior year period, primarily driven by a reduction in our low margin distribution sales, partially offset by expansion in our government label channel from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended June 30, 2026 increased 0.7% as compared to the prior year period, primarily due to an increase in inventory obsolescence of $5.6 million and higher sales in our government label channel, partially offset by reduced sales in our low margin distribution channel.
Gross profit as a percentage of net revenue decreased to 16.7% for the three months ended June 30, 2026 from 20.4% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended June 30, 2026 increased 12.2% as compared to the prior year period, primarily due to increased employee compensation.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$1,518,716	$1,419,928	$98,788	7.0%
Cost of goods sold	864,095	877,784	(13,689)	(1.6)%
Gross profit	654,621	542,144	112,477	20.7%
Selling, general and administrative	287,582	242,554	45,028	18.6%
Research and development	77,400	88,004	(10,604)	(12.0)%
Intellectual property legal development expenses	3,629	3,784	(155)	(4.1)%
Acquisition costs	12,753	—	12,753	nm
Restructuring and other charges	1,204	1,595	(391)	(24.5)%
Charges (credit) related to legal matters, net	8,751	(390)	9,141	nm
Other operating income	(8,239)	(5,122)	(3,117)	60.9%
Operating income	271,541	211,719	59,822	28.3%
Total other expense, net	(120,375)	(122,522)	2,147	(1.8)%
Income before income taxes	151,166	89,197	61,969	69.5%
Provision for income taxes	3,552	28,969	(25,417)	(87.7)%
Net income	$147,614	$60,228	$87,386	145.1%
nm - not meaningful
Net Revenue
Net revenue for the six months ended June 30, 2026 increased 7.0% from the prior year period primarily due to:
•Growth in our Affordable Medicines segment net revenue of $65.0 million, primarily due to new products launched in 2026 and 2025, which contributed $45.2 million of year-over-year growth, as well as increases in sales of women’s health and attention deficit hyperactivity disorder medicines due to market conditions, partially offset by price erosion.
•Growth in our Specialty segment net revenue of $46.2 million, primarily driven by increases in sales of CREXONT® ($29.8 million), BREKIYA® autoinjector ($10.1 million), and UNITHROID® ($8.5 million), partially offset by the expected decline in sales of RYTARY®.
•Decline in our AvKARE segment net revenue of $12.4 million, primarily driven by a reduction in our low margin distribution sales, partially offset by expansion in our government label channel from new product introductions.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the six months ended June 30, 2026 decreased 1.6% compared to the prior year period. The decrease in cost of goods sold was primarily due to the mix of revenues, including a reduction in low margin distribution sales, increased manufacturing efficiencies, and a reduction in amortization expense of $26.0 million, partially offset by increases in sales volume, plant and freight costs, and inventory obsolescence.
Gross profit as a percentage of net revenue increased to 43.1% for the six months ended June 30, 2026 from 38.2% in the prior year period, primarily as a result of the factors noted above.

Selling, General, and Administrative
SG&A expenses for the six months ended June 30, 2026 increased 18.6% as compared to the prior year period, primarily due to increases in employee compensation and launch costs associated with CREXONT® and BREKIYA® autoinjector.
Research and Development
R&D expenses for the six months ended June 30, 2026 decreased 12.0% as compared to the prior year period, primarily driven by a $5.6 million reduction in in-licensing and upfront milestone payments, lower employee compensation costs and other overhead reductions due to operational efficiencies, partially offset by increased project spend.
Acquisition Costs
Acquisition costs for the six months ended June 30, 2026 were primarily related to professional services fees (e.g., legal, due diligence, financial advisory, accounting, and consulting) associated with the previously announced agreement to acquire Kashiv (see Note 18. Related Party Transactions).
Charges (Credit) Related to Legal Matters, Net
For the six months ended June 30, 2026, charges related to legal matters, net were $8.8 million, primarily consisting of (i) a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date and (ii) charges associated with antitrust class action litigation. For additional information regarding the Nationwide Opioids Settlement Agreement and antitrust class action litigation, refer to Note 16. Commitments and Contingencies.
Other Operating Income
Other operating income for the six months ended June 30, 2026 was primarily comprised of a $6.9 million gain recognized during the first quarter of 2026 from the derecognition of the financing obligation associated with a contract with Pfizer and income earned from the PLI Scheme. Refer to Note 3. Alliance and Collaboration for additional information about our contract with Pfizer.
Other operating income for the six months ended 2025 was comprised of income earned from the PLI Scheme.
Total Other Expense, Net
Total other expense, net for the six months ended June 30, 2026 decreased 1.8% as compared to the prior year period. The decrease was driven by a period-over-period decrease in the tax receivable agreement charge of $15.0 million (refer to Note 4. Income Taxes) and a $13.6 million period-over-period decrease in interest expense due to lower rates on our variable-rate debt, partially offset by a $3.5 million loss on refinancing in the first quarter of 2026 and unfavorable foreign currency movements.
Provision for Income Taxes
For the six months ended June 30, 2026, our provision for income taxes and effective tax rate were $3.6 million and 2.3%, respectively, as compared to $29.0 million and 32.5%, respectively, for the six months ended June 30, 2025. The period-over-period change in the provision for income taxes was primarily due to the tax impacts from changes in the level and jurisdictional mix of income, the impact of the One Big Beautiful Bill Act, and discrete items related to share-based compensation in the current period.

Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$913,150	$848,133	$65,017	7.7%
Cost of goods sold	515,128	495,279	19,849	4.0%
Gross profit	398,022	352,854	45,168	12.8%
Selling, general and administrative	83,685	67,941	15,744	23.2%
Research and development	66,309	72,879	(6,570)	(9.0)%
Intellectual property legal development expenses	3,495	3,691	(196)	(5.3)%
Restructuring and other charges	—	683	(683)	nm
Charges (credit) related to legal matters, net	8,751	(390)	9,141	nm
Other operating income	(8,239)	(5,122)	(3,117)	60.9%
Operating income	$244,021	$213,172	$30,849	14.5%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the six months ended June 30, 2026 increased 7.7% as compared to the prior year period, primarily due to new products launched in 2026 and 2025, which contributed $45.2 million of year-over-year growth, as well as increases in sales of women’s health and attention deficit hyperactivity disorder medicines due to market conditions, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the six months ended June 30, 2026 increased 4.0% as compared to the prior year period, primarily due to increases in sales volume, plant and freight costs, and inventory obsolescence, partially offset by favorable product mix and manufacturing efficiencies.
Affordable Medicines gross profit as a percentage of net revenue increased to 43.6% for the six months ended June 30, 2026 from 41.6% in the prior year period, primarily as a result of the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the six months ended June 30, 2026 increased 23.2% as compared to the prior year period, primarily due to increases in employee compensation, regulatory fees, freight costs, and costs related to our international expansion.
Research and Development
Affordable Medicines R&D expenses for the six months ended June 30, 2026 decreased 9.0% as compared to the prior year period, primarily driven by a $2.6 million reduction in in-licensing and upfront milestone payments, lower employee compensation costs and other overhead reductions due to operational efficiencies, partially offset by increased project spend.

Charges (Credit) Related to Legal Matters, Net
For the six months ended June 30, 2026, charges related to legal matters, net were $8.8 million, primarily consisting of (i) a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date and (ii) charges associated with antitrust class action litigation. For additional information regarding the Nationwide Opioids Settlement Agreement and antitrust class action litigation, refer to Note 16. Commitments and Contingencies.
Other Operating Income
Other operating income for the six months ended June 30, 2026 was primarily comprised of a $6.9 million gain recognized during the first quarter of 2026 from the derecognition of the financing obligation associated with a contract with Pfizer, and income earned from the PLI Scheme. Refer to Note 3. Alliance and Collaboration for additional information about our contract with Pfizer.
Other operating income for the six months ended 2025 was comprised of income earned from the PLI Scheme.
Specialty
The following table sets forth results of operations for our Specialty segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$282,560	$236,340	$46,220	19.6%
Cost of goods sold	91,285	108,878	(17,593)	(16.2)%
Gross profit	191,275	127,462	63,813	50.1%
Selling, general and administrative	74,786	61,292	13,494	22.0%
Research and development	11,091	15,125	(4,034)	(26.7)%
Intellectual property legal development expenses	134	93	41	44.1%
Restructuring and other charges	347	471	(124)	(26.3)%
Operating income	$104,917	$50,481	$54,436	107.8%
Net Revenue
Specialty net revenue for the six months ended June 30, 2026 increased 19.6% as compared to the prior year period, primarily driven by increases in sales of CREXONT® ($29.8 million), BREKIYA® autoinjector ($10.1 million), and UNITHROID® ($8.5 million), partially offset by the expected decline in sales of RYTARY®.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the six months ended June 30, 2026 decreased 16.2% as compared to the prior year period, primarily due to a reduction in amortization expense of $28.0 million and revenue mix, partially offset by increased sales volume.
Specialty gross profit as a percentage of net revenue increased to 67.7% for the six months ended June 30, 2026 as compared to 53.9%, primarily as a result of the factors noted above.
Selling, General, and Administrative
Specialty SG&A expense for the six months ended June 30, 2026 increased 22.0% as compared to the prior year period, primarily due to increased launch costs associated with CREXONT® and BREKIYA® autoinjector, as well as increased employee compensation.

Research and Development
Specialty R&D expenses for the six months ended June 30, 2026 decreased 26.7% as compared to the prior year period, primarily due to decreased in-licensing and upfront milestone payments of $3.0 million.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net revenue	$323,006	$335,455	$(12,449)	(3.7)%
Cost of goods sold	257,682	273,627	(15,945)	(5.8)%
Gross profit	65,324	61,828	3,496	5.7%
Selling, general and administrative	33,593	30,773	2,820	9.2%
Operating income	$31,731	$31,055	$676	2.2%
Net Revenue
AvKARE net revenue for the six months ended June 30, 2026 decreased 3.7% as compared to the prior year period primarily driven by a reduction in our low margin distribution sales, partially offset by expansion in our government label channel from new product introductions.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the six months ended June 30, 2026 decreased 5.8% as compared to the prior year period primarily due to reduced sales in our low margin distribution channel, partially offset by higher sales in our government label channel.
Gross profit as a percentage of net revenue increased to 20.2% for the six months ended June 30, 2026 from 18.4% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the six months ended June 30, 2026 increased 9.2% as compared to the prior year period, primarily due to increased employee compensation.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements as discussed and defined in Note 12. Debt in this Quarterly Report on Form 10-Q and in Note 14. Debt in our 2025 Annual Report on Form 10-K. As of June 30, 2026, we had access to $495.2 million of available capacity under our 2025 Revolving Credit Facility and $125.0 million of available capacity under the Amended and Restated Rondo Revolving Credit Facility. On July 31, 2026, we borrowed $30.0 million under our 2025 Revolving Credit Facility for working capital needs and other general corporate purposes. On August 5, 2026, we borrowed an additional $150.0 million under our 2025 Revolving Credit Facility in anticipation of funding a portion of the cash consideration payable upon the closing of the Kashiv acquisition. The consummation of the acquisition remains subject to the satisfaction or waiver of customary closing conditions and is expected to occur during the third quarter of 2026. As of the date of filing of this Quarterly Report on Form 10-Q, after giving effect to these borrowings, approximately $315.2 million remained available under the 2025 Revolving Credit Facility.
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
We estimate that we will invest approximately $150.0 million during 2026 for capital expenditures and associated deposits to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology, and facilities.
Agreement to Acquire Kashiv Biosciences, LLC
As discussed in the section titled “Overview” in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, on April 21, 2026, we entered into a definitive agreement to acquire Kashiv, which is expected to close in the third quarter of 2026. At closing, we expect to fund the cash portion of the purchase price of $375 million, subject to certain adjustments including for cash, the funding of operations between signing and closing (subject to a specified cap, calculated on the basis of the period from the date of the purchase agreement until the closing), indebtedness, transaction expenses and working capital fluctuations (relative to a target). In addition, we expect to incur post-closing integration costs.
Although these amounts had not been incurred as of June 30, 2026, they represent known cash requirements that are reasonably likely to be incurred in connection with the closing of the acquisition and the integration of Kashiv. We currently expect to fund these requirements through a combination of cash on hand and long-term borrowings.
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts for our Term Loan Due 2032, semi-annual interest payments on our Senior Notes Due 2032, and contractual payments for leased premises. Refer to Note 12. Debt and Note 20. Subsequent Events in this Quarterly Report on Form 10-Q and Note 14. Debt, Note 16. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K for additional information. In addition, to finance the planned acquisition of Kashiv, we have utilized a portion of our revolving credit facility and expect to borrow additional funds, which will increase our interest expense and interest payments.
On August 3, 2026, we entered into a repricing amendment governing our Term Loan Due 2032, which reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 2.50% per annum for SOFR benchmark rate loans and 1.50% per annum for base rate loans.
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
Tax Receivable Agreement
As of June 30, 2026, the contingent tax receivable agreement (“TRA”) liability was approximately $129.0 million. During the six months ended June 30, 2026 and 2025, we made payments of $38.8 million and $3.0 million, respectively, associated with the TRA.
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

Tax-Related and Other Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). The sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) hold the remaining 34.9% interest (the “Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). We attribute 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. During the six months ended June 30, 2026 and 2025, we made cash tax and other distributions of $21.1 million and $25.0 million, respectively, to the AvKARE Sellers.
Rondo Redeemable Non-Controlling Interests
Beginning January 1, 2026, the holders of the Rondo Class B Units have a put right to require us to purchase their units for a purchase price that is based on a multiple of Rondo’s earnings before income taxes, depreciation, and amortization, subject to the satisfaction of certain financial targets and other conditions. As of June 30, 2026, no conditions have been met that would make redemption probable or otherwise certain.
Cash Balances
As of June 30, 2026, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash (used in) provided by:
Operating activities	$(47,987)	$91,227	$(139,214)	(152.6)%
Investing activities	(144,452)	(44,345)	(100,107)	nm
Financing activities	20,306	(80,853)	101,159	(125.1)%
Effect of exchange rate changes on cash	(1,187)	(777)	(410)	52.8%
Net decrease in cash, cash equivalents, and restricted cash	$(173,320)	$(34,748)	$(138,572)	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash used in operating activities was $48.0 million for the six months ended June 30, 2026 as compared to net cash provided by operating activities of $91.2 million in the prior year period. The period-over-period decrease was primarily driven by working capital outflows in the current period, including (i) $35.9 million of litigation settlement payments related to the Nationwide Opioids Settlement Agreement (refer to Note 16. Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information), (ii) $38.8 million paid relating to our TRA liability, (iii) unfavorable collections of trade accounts receivable due to timing and (iv) increases in inventories to support key growth initiatives, partially offset by higher profitability adjusted for non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $144.5 million as compared to $44.3 million in the prior year period. The period-over-period increase was primarily driven by a $75.0 million upfront payment that was capitalized as a product rights intangible asset (refer to Note 3. Alliance and Collaboration in this Quarterly Report on Form 10-Q for additional information) and increased deposits for the future acquisition of property, plant and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2026 as compared to net cash used in financing activities of $80.9 million in the prior year period. The period-over-period increase in net cash provided by financing activities was primarily driven by a $120.5 million increase in net cash inflows from debt and financing activities, as well as a decrease in tax and other distributions to non-controlling interests of $3.9 million, partially offset by an increase in employee payroll tax withholdings on restricted stock unit vesting of $22.7 million.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K. As of June 30, 2026, there have been no material changes to the disclosure presented in our 2025 Annual Report on Form 10-K, except for items discussed above in the section titled “Liquidity and Capital Resources” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2026.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Other than as set forth below, there have been no material changes to the disclosures presented in our 2025 Annual Report on Form 10-K under Item 1A. Risk Factors, as supplemented by the disclosure presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 7, 2026.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

2.1
Membership Interest Purchase Agreement by and among Amneal Pharmaceuticals, Inc., Kashiv Biosciences, LLC, KB Seller Representative, LLC and the sellers named therein, dated as of April 21, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 22, 2026).***

10.1
Restrictive Covenants Agreement by and between Amneal Pharmaceuticals, Inc. and Chirag Patel, dated as of April 21, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2026).

10.2
Restrictive Covenants Agreement by and between Amneal Pharmaceuticals, Inc. and Chintu Patel, dated as of April 21, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 22, 2026).

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
***
The related exhibits and schedules to the Membership Interest Purchase Agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)