Form 10-Q
period 2026-09-30
Amneal Pharmaceuticals, Inc.
filed 2026-11-09
CIK 1723128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 30, 2026, there were 348,412,726 shares of the registrant’s Class A common stock outstanding, with a par value of $0.01.

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
Summary of Material Risks
Risks and uncertainties that make an investment in the Company speculative or risky or that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

•risks related to integrating our acquisition of Kashiv BioSciences, LLC (“Kashiv”) and realizing the anticipated benefits of the acquisition;
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
•the risk of claims brought against us by third parties such as those described in Note 18. Commitments and Contingencies - Other Litigation Related to the Company’s Business;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Amneal Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$862,684	$784,513	$2,381,400	$2,204,441
Cost of goods sold	528,566	510,539	1,392,661	1,388,323
Gross profit	334,118	273,974	988,739	816,118
Selling, general and administrative	139,645	137,815	427,227	380,369
Research and development	68,374	63,352	145,774	151,356
Intellectual property legal development expenses	2,193	2,437	5,822	6,221
Acquisition and integration costs	22,320	—	35,073	—
Restructuring and other charges	936	143	2,140	1,738
Change in fair value of contingent consideration	(6,000)	—	(6,000)	—
Charges for property losses and associated expenses	5,369	—	5,369	—
Charges (credit) related to legal matters, net	6,497	—	15,248	(390)
Other operating income	(631)	(117)	(8,870)	(5,239)
Operating income	95,415	70,344	366,956	282,063
Other (expense) income:
Interest expense, net	(58,913)	(62,814)	(167,317)	(184,854)
Foreign exchange (loss) gain, net	(3,174)	(3,431)	(12,924)	9,072
Loss on refinancing	(5,760)	(31,365)	(9,270)	(31,365)
(Increase) decrease in tax receivable agreement liability	(12,992)	20,808	(13,098)	5,701
Other income, net	481	1,235	1,876	3,357
Total other expense, net	(80,358)	(75,567)	(200,733)	(198,089)
Income (loss) before income taxes	15,057	(5,223)	166,223	83,974
Provision for (benefit from) income taxes	2,751	(23,355)	6,303	5,614
Net income	12,306	18,132	159,920	78,360
Less: Net income attributable to non-controlling interests	(19,762)	(15,763)	(47,458)	(41,379)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interests	(7,456)	2,369	112,462	36,981
Accretion of redeemable non-controlling interests	(14,239)	—	(14,239)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(21,695)	$2,369	$98,223	$36,981

Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$(0.06)	$0.01	$0.30	$0.12
Diluted	$(0.06)	$0.01	$0.29	$0.11
Weighted-average common shares outstanding:
Basic	335,733	314,168	323,724	312,998
Diluted	335,733	324,754	335,233	323,704

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$12,306	$18,132	$159,920	$78,360
Less: Net income attributable to non-controlling interests	(19,762)	(15,763)	(47,458)	(41,379)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interests	(7,456)	2,369	112,462	36,981
Accretion of redeemable non-controlling interests	(14,239)	—	(14,239)	—
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	(21,695)	2,369	98,223	36,981
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(3,428)	(9,088)	(13,332)	(15,648)
Unrealized gain (loss) on cash flow hedge, net of tax of $0	17,563	(3,526)	28,019	(23,011)
Reclassification of cash flow hedge to earnings, net of tax of $0	2,942	4,162	8,730	(1,714)
Other, net of tax of $0	505	—	4,228	—
Other comprehensive income (loss) attributable to Amneal Pharmaceuticals, Inc.	17,582	(8,452)	27,645	(40,373)
Comprehensive (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(4,113)	$(6,083)	$125,868	$(3,392)

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited; in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$157,399	$282,029
Restricted cash	14,174	28,842
Trade accounts receivable, net	1,016,844	895,143
Inventories	707,956	606,302
Prepaid expenses and other current assets	196,769	98,395
Related party receivables	1,876	470
Total current assets	2,095,018	1,911,181
Property, plant and equipment, net	572,634	442,950
Goodwill	772,473	595,470
Intangible assets, net	1,551,255	563,498
Operating lease right-of-use assets	69,760	38,832
Operating lease right-of-use assets - related party	20,019	15,216
Financing lease right-of-use assets	63,255	53,328
Other assets	122,807	57,805
Total assets	$5,267,221	$3,678,280
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$788,831	$761,316
Current portion of liabilities for legal matters	27,534	43,256
Revolving credit facility	180,000	—
Current portion of long-term debt, net	23,933	6,761
Current portion of operating lease liabilities	14,417	8,668
Current portion of operating lease liabilities - related party	3,398	2,705
Current portion of financing lease liabilities	3,811	3,442
Related party payables - short term	18,913	55,485
Contingent consideration - related party - short term	59,000	—
Total current liabilities	1,119,837	881,633
Long-term debt, net	2,915,501	2,565,115
Operating lease liabilities	59,612	33,233
Operating lease liabilities - related party	16,635	14,195
Financing lease liabilities	65,588	54,927
Related party payables - long term	15,878	19,132
Liabilities for legal matters - long term	71,663	71,819
Contingent consideration - related party - long term	324,000	—
Other long-term liabilities	37,797	32,263
Total long-term liabilities	3,506,674	2,790,684
Commitments and contingencies (Notes 4, 18 and 20)
Redeemable non-controlling interests	109,453	77,292
Stockholders’ Equity (Deficiency)
Preferred stock, $0.01 par value, 2,000 shares authorized at both September 30, 2026 and December 31, 2025; none issued at both September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, 900,000 shares authorized at both September 30, 2026 and December 31, 2025; 348,368 and 314,565 shares issued at September 30, 2026 and December 31, 2025, respectively	3,484	3,146
Class B common stock, $0.01 par value, 300,000 shares authorized at both September 30, 2026 and December 31, 2025; none issued at both September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,047,639	571,794
Stockholders’ accumulated deficit	(436,782)	(535,005)
Accumulated other comprehensive loss	(83,084)	(110,729)
Total Amneal Pharmaceuticals, Inc. stockholders’ equity (deficiency)	531,257	(70,794)
Non-controlling interests	—	(535)
Total stockholders’ equity (deficiency)	531,257	(71,329)
Total liabilities and stockholders’ equity (deficiency)	$5,267,221	$3,678,280
The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$159,920	$78,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,250	174,345
Unrealized foreign currency loss (gain)	13,571	(8,606)
Amortization of debt issuance costs and discount	12,141	18,716
Reclassification of cash flow hedge	8,730	(1,713)
Loss on refinancing	9,270	31,365
Intangible asset impairment charges	975	22,784
Research and development equipment impairment charges	13,832	—
Non-cash property losses	5,035	—
Change in fair value of contingent consideration	(6,000)	—
Stock-based compensation	29,723	23,751
Inventory provision	64,981	59,326
Other operating charges and credits, net	4,689	3,575
Changes in assets and liabilities:
Trade accounts receivable, net	(122,423)	(110,228)
Inventories	(158,346)	(66,846)
Prepaid expenses, other current assets and other assets	(113,073)	(20,173)
Related party receivables	203	(830)
Accounts payable, accrued expenses and other liabilities	17,590	2,744
Related party payables	(34,756)	3,107
Net cash provided by operating activities	50,312	209,677
Cash flows from investing activities:
Acquisition of Kashiv, net of cash and restricted cash acquired	(421,047)	—
Purchases of property, plant and equipment	(70,659)	(48,290)
Acquisition of intangible assets	(96,603)	(12,514)
Deposits for future acquisition of property, plant and equipment	(28,376)	(7,384)
Proceeds from sale of property, plant and equipment	—	1,379
Net cash used in investing activities	(616,685)	(66,809)
Cash flows from financing activities:
Payments of principal on debt, revolving credit facilities and financing leases	(293,172)	(2,805,384)
Proceeds from issuance of debt	529,853	2,694,750
Payments of deferred financing and refinancing costs	(7,549)	(74,973)
Borrowings on revolving credit facilities	280,000	218,000
Proceeds from exercise of stock options	516	1,407
Employee payroll tax withholding on restricted stock unit and performance stock unit vesting	(44,696)	(21,957)
Tax and other distributions to non-controlling interests	(29,571)	(38,825)
Proceeds from alliance party	510	5,572
Acquisition of non-controlling interest	(400)	—
Net cash provided by (used in) financing activities	435,491	(21,410)
Effect of foreign exchange rate on cash	(1,804)	(1,471)
Net decrease in cash, cash equivalents, and restricted cash	(132,686)	119,987
Cash, cash equivalents, and restricted cash - beginning of period	312,939	118,420
Cash, cash equivalents, and restricted cash - end of period	$180,253	$238,407
Cash and cash equivalents - end of period	$157,399	$201,249
Restricted cash - end of period	14,174	34,727
Long-term restricted cash included in other assets - end of period	8,680	2,431
Cash, cash equivalents, and restricted cash - end of period	$180,253	$238,407

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$151,671	$156,447
Cash paid, net for income taxes	$4,558	$17,576

Supplemental disclosure of non-cash investing and financing activity:
Contingent consideration for acquisition - related party	$389,000	$—
Class A common stock issued in connection with the Kashiv Acquisition	$491,610	$—
Acquisition of product rights and licenses	$602	$411
Loan for land purchase - related party	$—	$482

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at June 30, 2026	319,330	$3,193	$545,584	$(415,087)	$(100,666)	$—	$33,024	$83,956
Net (loss) income	—	—	—	(7,456)	—	—	(7,456)	19,762
Foreign currency translation adjustments	—	—	—	—	(3,428)	—	(3,428)	—
Stock-based compensation	—	—	10,515	—	—	—	10,515	—
Exercise of stock options	72	1	435	—	—	—	436	—
Shares issued upon vesting of stock-based compensation awards	24	1	(216)	—	—	—	(215)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	17,563	—	17,563	—
Tax and other distributions, net	—	—	—	—	—	—	—	(8,504)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	2,942	—	2,942	—
Accretion of redeemable non-controlling interests	—	—	—	(14,239)	—	—	(14,239)	14,239
Shares issued in connection with the acquisition of Kashiv	28,942	289	491,321	—	—	—	491,610	—
Other, net of tax of $0	—	—	—	—	505	—	505	—
Balance at September 30, 2026	348,368	$3,484	$1,047,639	$(436,782)	$(83,084)	$—	$531,257	$109,453

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total (Deficiency) Equity	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2025	314,565	$3,146	$571,794	$(535,005)	$(110,729)	$(535)	$(71,329)	$77,292
Net income (loss)	—	—	—	112,462	—	(35)	112,427	47,493
Foreign currency translation adjustments	—	—	—	—	(13,332)	—	(13,332)	—
Stock-based compensation	—	—	29,723	—	—	—	29,723	—
Exercise of stock options	101	1	515	—	—	—	516	—
Shares issued upon vesting of stock-based compensation awards	4,760	48	(44,744)	—	—	—	(44,696)	—
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	28,019	—	28,019	—
Tax and other distributions, net	—	—	—	—	—	—	—	(29,571)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	8,730	—	8,730	—
Acquisition of non-controlling interests	—	—	(970)	—	—	570	(400)	—
Accretion of redeemable non-controlling interests	—	—	—	(14,239)	—	—	(14,239)	14,239
Shares issued in connection with the acquisition of Kashiv	28,942	289	491,321	—	—	—	491,610	—
Other, net of tax of $0	—	—	—	—	4,228	—	4,228	—
Balance at September 30, 2026	348,368	$3,484	$1,047,639	$(436,782)	$(83,084)	$—	$531,257	$109,453

The accompanying notes are an integral part of these consolidated financial statements.

Amneal Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited; in thousands)

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at June 30, 2025	314,043	$3,140	$554,623	$(572,450)	$(97,431)	$(415)	$(112,533)	$65,802
Net income (loss)	—	—	—	2,369	—	(82)	2,287	15,845
Foreign currency translation adjustments	—	—	—	—	(9,088)	—	(9,088)	—
Stock-based compensation	—	—	8,219	—	—	—	8,219	—
Exercise of stock options	238	3	650	—	—	—	653	—
Shares issued upon vesting of stock-based compensation awards	30	—	(129)	—	—	—	(129)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(3,526)	—	(3,526)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(13,867)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	4,162	—	4,162	—
Balance at September 30, 2025	314,311	$3,143	$563,363	$(570,081)	$(105,883)	$(497)	$(109,955)	$67,780

	Class A Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Deficiency	Redeemable Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2024	309,881	$3,099	$560,206	$(607,062)	$(65,510)	$(245)	$(109,512)	$64,974
Net income (loss)	—	—	—	36,981	—	(252)	36,729	41,631
Foreign currency translation adjustments	—	—	—	—	(15,648)	—	(15,648)	—
Stock-based compensation	—	—	23,751	—	—	—	23,751	—
Exercise of stock options	512	5	1,402	—	—	—	1,407	—
Shares issued upon vesting of stock-based compensation awards	3,918	39	(21,996)	—	—	—	(21,957)	—
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(23,011)	—	(23,011)	—
Tax and other distributions, net	—	—	—	—	—	—	—	(38,825)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	—	—	—	(1,714)	—	(1,714)	—
Balance at September 30, 2025	314,311	$3,143	$563,363	$(570,081)	$(105,883)	$(497)	$(109,955)	$67,780

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
2. Acquisition
Kashiv BioSciences, LLC Acquisition
On April 21, 2026, the Company entered into a definitive agreement (the “Purchase Agreement”) for Amneal to acquire 100% of the outstanding membership interests in Kashiv BioSciences, LLC (a related party, see Note 20. Related Party Transactions) (“Kashiv”) in a transaction with consideration that included $375.0 million of cash and 28,942,108 shares of Class A common stock of the Company at closing, subject to customary purchase price adjustments for cash (the “Kashiv Acquisition”). Consideration for the transaction also included up to $350.0 million in potential contingent payments based on the achievement of certain regulatory milestones in the United States and potential contingent royalties equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty periods during the twelve-year period following the closing of the transaction. Kashiv is a vertically integrated biopharmaceutical company with numerous commercial and advanced clinical-stage assets and is among the few U.S.-based companies to both manufacture and receive marketing authorization for multiple biosimilars.
On August 10, 2026, the Company completed the Kashiv Acquisition for a preliminary purchase price of $1.3 billion. Kashiv’s operating results have been included in the Company’s consolidated financial statements since the acquisition date. The cash portion of the consideration was funded through borrowings under the Company’s credit facilities (refer to Note 14. Debt for additional information). The Kashiv Acquisition was accounted for as a business combination under the acquisition method of accounting, with Amneal as the accounting acquirer.
The preliminary fair value of consideration transferred is summarized as follows (in thousands):

Cash consideration (1)	$266,066
Equity consideration (2)	491,610
Fair value of contingent consideration – milestone payments (3)	137,000
Fair value of contingent consideration – royalty payments (4)	252,000
Repayment of certain Kashiv debt obligations (5)	162,180
Receivable from sellers related to purchase price adjustment (6)	(1,814)
Settlement of pre-existing relationship (7)	(4,556)
Preliminary fair value of consideration transferred	$1,302,486
(1)The cash consideration paid at closing of $266.1 million reflects the initial cash consideration of $375.0 million, less $180.0 million of indebtedness and $3.0 million of transaction expenses, plus $3.9 million of estimated closing cash, $66.7 million of working capital adjustments and $3.5 million of prepayment adjustments, each as determined pursuant to the terms of the Purchase Agreement. Certain amounts remain subject to customary post-closing adjustments.
(2)The Company issued 28.9 million shares of its Class A common stock to the sellers of Kashiv. The fair value of the equity consideration was based on the $17.88 closing price of the Company’s Class A common stock on NASDAQ on August 10, 2026, adjusted by a 5% discount for lack of marketability reflecting temporary transfer restrictions associated with the then-unregistered shares.
(3)The sellers of Kashiv are eligible to receive up to $350.0 million in contingent milestone payments upon the achievement of certain regulatory milestones in the United States for up to six designated Kashiv product candidates (consisting of up to $250.0 million for the first tranche of designated products and up to $100.0 million for the second tranche of designated products). The preliminary fair value of the contingent consideration for milestone payments on the acquisition date of approximately $137.0 million was based on significant Level 3 inputs that were not observable in the market. Key assumptions included the discount rate, probability of achievement of milestones, and projected year of payments. Refer to Note 16. Fair Value Measurements for additional information on the methodology and determination of this liability.
(4)The sellers of Kashiv are also eligible to receive, during the 12-year period following the acquisition date, royalty payments equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty period. The preliminary fair value of the contingent consideration for royalty payments on the acquisition date of approximately $252.0 million was based on significant Level 3 inputs that were not observable in the market. Key assumptions included projected future gross profits for the underlying products, the timing and probability of expected payments, and the discount rate applied to the estimated future cash flows. Refer to Note 16. Fair Value Measurements for additional information on the methodology and determination of this liability.
(5)Represents amounts paid at closing to repay certain debt obligations of Kashiv, including related prepayment amounts.
(6)Represents an estimated amount due from the sellers related to post-closing purchase price adjustments.
(7)The pre-existing balances between the Company and Kashiv were effectively settled upon completion of the acquisition.

The initial accounting for the acquisition remains incomplete, primarily related to the valuation of certain acquired assets and liabilities, including working capital, property, plant and equipment, intangible assets and contingent consideration, due to the proximity of the acquisition date to the balance sheet date of September 30, 2026. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Values as of August 10, 2026
Cash and cash equivalents	$3,111
Inventories (1)	22,215
Prepaid expenses and other current assets	12,034
Related party receivables	234
Property, plant and equipment (2)	111,584
Goodwill	179,478
Intangible assets	1,003,000
Operating lease right-of-use assets	26,798
Operating lease right-of-use assets - related party (3)	7,143
Other assets (4)	14,299
Total assets acquired	1,379,896
Accounts payable and accrued expenses	28,838
Current portion of operating lease liabilities	4,605
Current portion of operating lease liabilities - related party	412
Related party payables - short term	64
Long-term debt, net	15,137
Operating lease liabilities	22,687
Operating lease liabilities - related party	4,768
Other long-term liabilities	899
Total liabilities assumed	77,410
Preliminary fair value of consideration transferred	$1,302,486
(1)Includes a $6.5 million inventory fair value step-up adjustment, which will be recognized in cost of goods sold as the related inventory is sold.
(2)Includes a $10.9 million fair value step-up adjustment for acquired property, plant and equipment from its historical carrying value to its preliminary fair value, which will be recognized over the remaining service lives of the assets as depreciation expense.
(3)Includes a $2.0 million adjustment to reflect favorable lease terms relative to market.
(4)Includes $4.1 million of long-term restricted cash.
The preliminary fair values and estimated useful lives of identifiable intangible assets acquired as of August 10, 2026 were as follows (in thousands):

	Preliminary Fair Value	Weighted-Average Useful Life (in years)
In-process research and development (“IPR&D”) (1)	$963,000	Indefinite (2)
Marketed product rights	40,000	9.0
Fair value of identifiable intangible assets acquired	$1,003,000
(1)During September 2026, following the regulatory approval and launch of lanreotide, the related acquired IPR&D was reclassified to marketed product rights and began amortizing over an estimated useful life of approximately five years.
(2)IPR&D assets are considered indefinite‑lived until completion or abandonment of the related projects and are not amortized during the development period. Upon commercialization, the Company will determine a useful life and begin amortization.
The preliminary fair value of the identifiable intangible assets was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the preliminary purchase price were based on management’s best estimates as of the closing date of the Kashiv Acquisition on August 10, 2026.

Some of the more significant assumptions inherent in the development of these asset valuations included projected revenues and revenue growth rates, estimated EBITDA margins, probability of success, and the discount rates applied to the projected cash flows. In developing these assumptions, management considered factors such as expected net cash flows for each asset or product, including anticipated revenues and associated costs, the risks and uncertainties associated with regulatory and commercial success, the expected lifecycle of each asset, and competitive and market trends. These assumptions reflect management's best estimates as of the acquisition date and involve significant judgment and uncertainty. Changes in the underlying assumptions could result in materially different fair value estimates; accordingly, actual results may vary significantly from estimated results.
The preliminary purchase price allocation remains subject to change as additional information regarding the fair values of assets acquired and liabilities assumed becomes available during the measurement period. Such changes could be material given the proximity of the acquisition date to September 30, 2026. Adjustments to the preliminary fair values of the net assets acquired could affect the Company’s consolidated financial statements in future periods.
Goodwill is measured as the excess of the preliminary fair value of the consideration transferred over the preliminary fair value of identifiable assets acquired, net of liabilities assumed. Goodwill primarily reflects the value of the assembled workforce, strategic positioning in the biosimilars market that Amneal anticipates capturing with the acquired platform, expected synergies and future revenue growth opportunities not attributable to currently identifiable assets, all of which was allocated to the Company’s Affordable Medicines segment.
The transaction was treated as an asset purchase for income tax purposes. The tax bases of the acquired assets and liabilities approximated their amounts recognized for financial reporting purposes at the acquisition date; accordingly, no deferred tax assets or liabilities were initially recognized with respect to those assets and liabilities. The goodwill, acquired intangible assets (marketed product rights and IPR&D), and tangible assets are expected to be fully deductible for income tax purposes.
For the three and nine months ended September 30, 2026, acquisition-related costs incurred and expensed in connection with the Kashiv Acquisition were $19.0 million and $31.7 million, respectively, and were recorded in acquisition and integration costs in the consolidated statements of operations.
For the three and nine months ended September 30, 2026, Kashiv contributed total net revenue of approximately $1.2 million and operating loss of $28.4 million to the Company’s consolidated results of operations.
Unaudited Pro Forma Information
The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2026 and 2025
(assuming the closing of the Kashiv Acquisition occurred on January 1, 2025) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$862,918	$793,555	$2,386,897	$2,216,607
Net income (loss)	$8,411	$(22,748)	$61,380	$(43,119)
Net (loss) income attributable to Amneal Pharmaceuticals, Inc. before accretion of redeemable non-controlling interest	$(11,351)	$(38,511)	$13,922	$(84,498)
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the Kashiv Acquisition closed on January 1, 2025. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.
Adjustments to arrive at the unaudited pro forma information primarily reflect: (i) the elimination of intercompany transactions between Amneal and Kashiv, including the related impacts on net revenue, cost of goods sold and research and development (“R&D”) expenses; (ii) increases to cost of goods sold resulting primarily from amortization of acquired finite-lived intangible assets recognized in connection with the acquisition; (iii) a net increase in interest expense resulting from borrowings under the existing Term Loan due 2032 and Revolving Credit Facility used to finance the acquisition, partially offset by the elimination of historical interest expense associated with Kashiv term loan repaid on the acquisition date; and (iv) the removal of non-recurring transaction costs recognized in the historical financial statements and the presentation of such costs as if incurred on January 1, 2025. These adjustments are presented net of the related income tax effects.

3. Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The majority of the Company’s revenue is recognized from shipping products to customers. Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.
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
Concentration of Revenue
The following table summarizes revenues from each of the Company’s customers that individually accounted for 10% or more of its total net revenue in any of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	25%	23%	24%	24%
Customer B	16%	14%	16%	15%
Customer C	21%	22%	21%	21%
Customer D	7%	10%	8%	9%

Disaggregated Revenue
Effective August 10, 2026, Kashiv’s results are included within the Company’s Affordable Medicines segment. The Company’s significant dosage forms within its Affordable Medicines segment, therapeutic classes within its Specialty segment, and sales channels within its AvKARE segment, each determined based on net revenue for the three and nine months ended September 30, 2026 and 2025, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Affordable Medicines
Oral solid	$207,517	$180,460	$553,789	$537,675
Transdermal	68,066	47,599	209,067	131,372
Auto-Injector	65,163	78,940	169,289	193,694
Injectable	53,805	54,368	160,526	123,802
Biosimilar	77,710	17,009	129,139	70,797
Oral liquid	9,092	16,415	31,555	57,842
Other dosage forms (1)	60,841	59,662	189,047	184,269
Subtotal dosage forms	542,194	454,453	1,442,412	1,299,451
International	4,915	6,288	17,847	9,423
Total Affordable Medicines net revenue	547,109	460,741	1,460,259	1,308,874
Specialty
Central nervous system	96,177	77,631	274,904	228,666
Hormonal / allergy	43,148	37,685	121,179	107,302
Other therapeutic classes	9,449	9,924	35,251	25,112
Subtotal therapeutic classes	148,774	125,240	431,334	361,080
License agreement	1,488	—	1,488	500
Total Specialty net revenue	150,262	125,240	432,822	361,580
AvKARE
Distribution	92,905	96,216	268,984	300,774
Government label	53,385	87,755	163,541	183,313
Institutional	10,012	5,853	31,943	26,994
Other	9,011	8,708	23,851	22,906
Total AvKARE net revenue	165,313	198,532	488,319	533,987
Total net revenue	$862,684	$784,513	$2,381,400	$2,204,441
(1)Includes net revenue from sales of transmucosal, ophthalmic, topical, nasal and inhalation dosage forms.
A rollforward of the major categories of sales-related deductions for the nine months ended September 30, 2026 is as follows (in thousands):

	Contract Charge - Backs and Sales Volume Allowances	Cash Discount Allowances	Accrued Returns Allowance	Accrued Medicaid and Commercial Rebates
Balance at December 31, 2025	$801,186	$40,992	$179,471	$119,486
Provision related to sales recorded in the period	3,161,376	107,663	60,770	135,010
Credits/payments issued during the period	(3,427,057)	(116,413)	(48,728)	(184,184)
Balance at September 30, 2026	$535,505	$32,242	$191,513	$70,312

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
Except as disclosed below, as of and for the three and nine months ended September 30, 2026, there were no material changes to our alliance and collaboration agreements as described and defined in Note 4. Alliance and Collaboration in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes certain amounts recognized in the Company’s consolidated statements of operations related to alliance and collaboration agreements for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Party	Caption in Statement of Operations	2026	2025	2026	2025
Orion Corporation	Research and development (1)	$(776)	$(912)	$(1,883)	$(2,677)
Orion Corporation	Research and development (2)	$(197)	$(372)	$(818)	$(1,131)
Pfizer Inc. (formerly Metsera, Inc.)	Other operating income (3)	$—	$—	$(6,877)	$—
Pfizer Inc. (formerly Metsera, Inc.)	Net revenue (4)	$—	$245	$—	$2,218
Zambon Biotech S.A.	Net revenue (5)	$1,488	$—	$1,488	$—
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
(5)Net revenue was recognized for achievement of a regulatory approval milestone.
The following table summarizes certain balances recognized in the Company’s consolidated balance sheets related to alliance and collaboration agreements as of September 30, 2026 and December 31, 2025 (in thousands):

Party	Caption in Balance Sheet	September 30, 2026	December 31, 2025
Orion Corporation	Accounts payable and accrued expenses (1)	$3,445	$4,811
Orion Corporation	Other long-term liabilities (1)	$296	$814
Zambon Biotech S.A.	Other long-term liabilities (1)	$2,725	$2,530
Zambon Biotech S.A.	Accounts payable and accrued expenses (1)	$641	$—
mAbxience S.L.	Accounts payable and accrued expenses (2)	$—	$7,500
Pfizer Inc. (formerly Metsera, Inc.)	Prepaid expenses and other current assets (3)	$—	$321
Pfizer Inc. (formerly Metsera, Inc.)	Other long-term liabilities (4)	$22,415	$9,378
(1)Comprised of deferred income as of September 30, 2026 and December 31, 2025.
(2)Comprised of an accrued milestone as of December 31, 2025 for a Food and Drug Administration (“FDA”) approval.
(3)Comprised primarily of unbilled receivables for R&D services performed as of December 31, 2025.
(4)Comprised of construction costs contributed, as defined in the Company’s collaboration agreement with Pfizer Inc. (“Pfizer”). As of September 30, 2026, the funding received from Pfizer represented a contract obligation for future manufacturing services (deferred income). As of December 31, 2025, the funding received from Pfizer was allocated between two performance obligations: (i) a financing obligation in accordance with ASC 470, Debt of $6.4 million and (ii) a contract obligation for future manufacturing services of $3.0 million (refer to the Pfizer Collaboration Agreement section below).

New Developments in 2026
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
In connection with the notice from Pfizer, the Company recognized a gain of $6.9 million in other operating income for the nine months ended September 30, 2026 to derecognize the financing obligation previously recognized in accordance with ASC 470, Debt through the date of the notice. The Company will classify all future proceeds received from Pfizer for construction costs contributed as a contract obligation for future manufacturing services (recorded as deferred income within other long‑term liabilities on the consolidated balance sheet). As of September 30, 2026, no commercial products have been launched under this collaboration agreement. Refer to Note 15. Other Long-Term Liabilities for additional information.
MSN Laboratories Private Limited Supply and Distribution Agreement
On April 2, 2026, the Company entered into a supply and distribution agreement with MSN Laboratories Private Limited (“MSN”) for the exclusive distribution of generic mirabegron extended‑release tablets in the United States and its territories (the “MSN agreement”). Mirabegron is a generic, AB-rated version of the reference listed drug, Myrbetriq®. In connection with the MSN agreement, the Company made an upfront cash payment of $75.0 million in April 2026, which was capitalized as a product rights intangible asset and is being amortized to cost of sales over its estimated useful life of five years following the commercial launch of the product in the second quarter of 2026. Additionally, the Company will pay a per‑unit fee and profit‑sharing to MSN based on product sales. MSN is responsible for the commercial manufacture and supply of the finished product and the Company is responsible for the marketing, promotion, and sale of the product.
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
During the nine months ended September 30, 2026, the Company recorded $3.0 million of R&D expense related to the achievement of regulatory milestones under the agreement (submission of an Abbreviated New Drug Application (“ANDA”) and subsequent acceptance by the FDA) for each product.
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
In connection with the execution of the supply agreement, the Company incurred a one-time signing fee of $6.0 million payable to mAbxience, which was capitalized as an intangible asset during the three months ended June 30, 2026. The signing fee was paid during the three months ended September 30, 2026. The intangible asset will be amortized to cost of sales over its estimated useful life of five years, with amortization commencing upon commercial launch of the products.
Alvotech hf. License Agreement
In connection with the closing of the Kashiv Acquisition on August 10, 2026, the Company acquired a product licensing and supply agreement with Alvotech hf. (“Alvotech”) pursuant to which Alvotech has exclusive rights to obtain regulatory approval for and commercialize a biosimilar to XOLAIR® (omalizumab) in the European Union, the United Kingdom, Australia, Canada

and New Zealand. Under the agreement, the Company is responsible for certain R&D activities and dossier-related support, while Alvotech is responsible for regulatory approval, commercialization, marketing and sales activities within the licensed territories. The agreement provides for potential future development, regulatory and commercial milestone payments of up to $25.0 million and royalties based on net sales of the licensed product, subject to specified deductions. No milestone revenue was recognized under the agreement during the period from the acquisition date through September 30, 2026.
Intas Pharmaceuticals Limited License Agreement
In connection with the closing of the Kashiv Acquisition on August 10, 2026, the Company acquired an exclusive license agreement with Intas Pharmaceuticals Limited (“Intas”) pursuant to which Intas has the commercialization rights of lanreotide in Europe and India. The agreement provides for potential future development, regulatory, launch and sales-based milestone payments totaling up to approximately $23.5 million. Upon regulatory approval, the Company will be responsible for manufacturing and supplying drug substance to Intas. No milestone revenue was recognized under the agreement during the period from the acquisition date through September 30, 2026.
5. Income Taxes
Provision for (Benefit from) Income Taxes
Set forth in the following table is the Company’s provision for (benefit from) income taxes (in thousands) and effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for (benefit from) income taxes	$2,751	$(23,355)	$6,303	$5,614
Effective tax rate	18.3%	447.2%	3.8%	6.7%
For the three and nine months ended September 30, 2026, period-over-period changes in the provision for (benefit from) income taxes and effective tax rate were primarily driven by changes in the level and jurisdictional mix of earnings, the impact of the One Big Beautiful Bill Act (enacted in July 2025), and, for the nine months ended September 30, 2026, discrete tax benefits related to share-based compensation recognized in the current year period.
Tax Receivable Agreement
The following table summarizes the Company’s tax receivable agreement (“TRA”) (in thousands):
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in tax receivable agreement liability	$12,992	$(20,808)	$13,098	$(5,701)
Balance Sheet

	September 30, 2026	December 31, 2025
Tax receivable agreement liability - short term (1)	$16,323	$38,832
Tax receivable agreement liability - long term (1)	15,432	18,656
Total	$31,755	$57,488
(1) Refer to Note 20. Related Party Transactions.
Refer to Note 5. Income Taxes in the Company’s 2025 Annual Report on Form 10-K for information about the Company’s TRA. During the nine months ended September 30, 2026, the Company made payments of $38.8 million associated with the TRA liability for the 2024 tax year.
Contingent Tax Receivable Agreement Liability
The Company had an unrecorded contingent TRA liability of $116.0 million as of September 30, 2026. If utilization of the

Company’s deferred tax assets becomes more-likely-than-not in the future and the related tax benefits are recognized in income, the unrecorded contingent TRA liability will be recorded through charges in the Company’s consolidated statements of operations.
6. (Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Amneal Pharmaceuticals, Inc.	$(21,695)	$2,369	$98,223	$36,981
Denominator:
Weighted-average shares outstanding - basic	335,733	314,168	323,724	312,998
Effect of dilutive securities:
Stock options	—	882	767	981
Restricted stock units	—	4,129	4,192	4,303
Performance stock units	—	5,575	6,550	5,422
Weighted-average shares outstanding - diluted	335,733	324,754	335,233	323,704
Net (loss) income per share attributable to Amneal Pharmaceuticals, Inc.’s Class A common stockholders:
Basic	$(0.06)	$0.01	$0.30	$0.12
Diluted	$(0.06)	$0.01	$0.29	$0.11
The following table presents potentially dilutive securities excluded from the computations of diluted (loss) earnings per share of Class A common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026	2025
Stock options	1,153	(1)	347	(2)	—	347	(2)
Restricted stock units	6,908	(1)	—		—	—
Performance stock units	6,571	(1)	1,960	(3)	—	1,960	(3)
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
7. Trade Accounts Receivable, Net
Trade accounts receivable, net was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Gross accounts receivable	$1,591,921	$1,740,324
Allowance for credit losses	(7,330)	(3,003)
Contract charge-backs and sales volume allowances	(535,505)	(801,186)
Cash discount allowances	(32,242)	(40,992)
Subtotal	(575,077)	(845,181)
Trade accounts receivable, net	$1,016,844	$895,143

Concentration of Receivables
Trade accounts receivable from customers representing 10% or more of the Company’s total trade accounts receivable were as follows:

	September 30, 2026	December 31, 2025
Customer A	39%	39%
Customer B	25%	23%
Customer C	24%	26%
8. Inventories
Inventories were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$286,654	$227,353
Work in process	78,098	55,455
Finished goods	343,204	323,494
Total inventories	$707,956	$606,302
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Deposits and advances	$4,812	$4,437
Prepaid insurance	6,787	6,723
Prepaid regulatory fees	10,791	8,109
Income and other tax receivables	24,454	18,662
Prepaid taxes	14,482	17,068
Accrued royalty income (1)	84,069	14,332
Other current receivables	9,440	5,295
Chargebacks receivable	7,815	5,972
Other prepaid assets	34,119	17,797
Total prepaid expenses and other current assets	$196,769	$98,395
(1)The increase in accrued royalty income primarily reflects profit share income under the ALYMSYS® distribution agreement with Valorum Oncology, LLC, as described in Note 4. Alliance and Collaboration in the Company’s 2025 Annual Report on Form 10-K.

10. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$20,559	$19,690
Buildings	234,777	234,599
Leasehold improvements	153,184	133,833
Machinery and equipment	546,778	473,076
Furniture and fixtures	17,574	16,170
Vehicles	2,282	2,018
Computer equipment	83,100	76,825
Construction-in-progress	147,773	92,909
Total property, plant, and equipment	1,206,027	1,049,120
Less: Accumulated depreciation	(633,393)	(606,170)
Property, plant, and equipment, net	$572,634	$442,950
Depreciation expense for the three and nine months ended September 30, 2026 was $14.7 million and $40.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 was $14.5 million and $43.7 million, respectively.
During the three months ended September 30, 2026, the Company recorded a $13.8 million impairment charge related to certain equipment used in R&D activities as a result of a change in the expected future utilization of the assets. The impairment charge was recorded in R&D expense for the three and nine months ended September 30, 2026.
11. Goodwill and Other Intangible Assets
The changes in goodwill by segment were as follows (in thousands):

	Affordable Medicines	Specialty	AvKARE	Total
Balance as of December 31, 2024	$161,659	$366,312	$69,465	$597,436
Currency translation	(1,966)	—	—	(1,966)
Balance as of December 31, 2025	159,693	366,312	69,465	595,470
Goodwill acquired during the period	179,478	—	—	179,478
Currency translation	(2,475)	—	—	(2,475)
Balance as of September 30, 2026	$336,696	$366,312	$69,465	$772,473
For the nine months ended September 30, 2026, goodwill acquired during the period was associated with the Kashiv Acquisition. Refer to Note 2. Acquisition for additional information.

Intangible assets as of September 30, 2026 and December 31, 2025 were comprised of the following (in thousands):

	September 30, 2026				December 31, 2025
	Weighted-Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Product rights	5.8	$1,768,413	$(1,071,688)	$696,725	$1,519,694	$(977,819)	$541,875
Other intangible assets	1.9	82,700	(77,270)	5,430	82,700	(69,177)	13,523
Total		1,851,113	(1,148,958)	702,155	1,602,394	(1,046,996)	555,398
IPR&D		849,100	—	849,100	8,100	—	8,100
Total intangible assets		$2,700,213	$(1,148,958)	$1,551,255	$1,610,494	$(1,046,996)	$563,498
In connection with the Kashiv Acquisition on August 10, 2026, the Company recognized $1,003.0 million of intangible assets at their preliminary acquisition-date fair values, consisting of $40.0 million of product rights and $963.0 million of IPR&D. Product rights are amortized to cost of goods sold over their estimated useful lives. Refer to Note 2. Acquisition for additional information regarding the preliminary purchase price allocation for the Kashiv Acquisition.
Amortization expense related to intangible assets for the three months ended September 30, 2026 and 2025 was $38.6 million and $39.6 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2026 and 2025 was $103.5 million and $130.6 million, respectively.
The following table presents future amortization expense for the next five years and thereafter, excluding $849.1 million of IPR&D intangible assets (in thousands):

Future Amortization
Remainder of 2026	$45,026
2027	162,946
2028	117,468
2029	104,765
2030	105,989
2031	92,587
Thereafter	73,374
Total	$702,155
The Company reviews intangible assets with finite lives for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Indefinite-lived intangible assets, including IPR&D intangible assets, are tested for impairment if impairment indicators arise and, at a minimum, annually. For the three and nine months ended September 30, 2026, intangible asset impairments were immaterial. For the three and nine months ended September 30, 2025, the Company recorded $22.8 million of intangible asset impairment charges in cost of goods sold. The charges primarily related to a Specialty segment product right for which the Company significantly reduced the cash flow forecast after receipt of a complete response letter dated July 22, 2025 from the FDA regarding a supplemental new drug application.

12. Other Assets
Other assets were comprised of the following (in thousands): (1)

	September 30, 2026	December 31, 2025
Interest rate swap (2)	$33,775	$5,756
Security deposits	4,811	3,932
Long-term deposits and prepaid expenses	2,437	3,412
Deferred revolving credit facility costs	4,331	5,197
Long-term restricted cash	8,680	2,068
Equipment deposits	48,068	34,332
Other long-term assets	20,705	3,108
Total other assets	$122,807	$57,805
(1)Certain prior period amounts have been reclassified to conform to the current period presentation. As of September 30, 2026, the Company separately presented equipment deposits within other assets to provide additional transparency regarding the nature of these balances. Such reclassifications had no impact on total other assets, total assets, results of operations, or cash flows.
(2)Refer to Note 16. Fair Value Measurements and Note 17. Financial Instruments for information about the Company’s interest rate swap.
13. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$283,662	$254,671
Accrued returns allowance (1)	191,513	179,471
Accrued compensation	90,790	79,886
Accrued Medicaid and commercial rebates (1)	70,312	119,486
Accrued royalties	72,981	30,040
Accrued professional fees	20,904	14,514
Accrued interest	8,530	18,663
Accrued other	50,139	64,585
Total accounts payable and accrued expenses	$788,831	$761,316
(1)Refer to Note 3. Revenue Recognition for a rollforward of the balance from December 31, 2025 to September 30, 2026.

14. Debt
Changes in the Company’s long-term debt since December 31, 2025 are disclosed below. Refer to Note 14. Debt in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this note.
The following is a summary of the Company’s long-term debt, including the current portion (in thousands):

	September 30, 2026	December 31, 2025
Term Loan Due 2032	$2,434,263	$2,094,750
Senior Notes Due 2032	600,000	600,000
Kashiv Rupee Term Loan Facility	16,484	—
Total debt	3,050,747	2,694,750
Less: debt issuance costs	(111,313)	(122,874)
Total debt, net of debt issuance costs	2,939,434	2,571,876
Less: current portion of long-term debt	(23,933)	(6,761)
Total long-term debt, net	$2,915,501	$2,565,115
Term Loans and Senior Notes
Repricing Amendments to Term Loan Credit Agreement
On February 2, 2026, the Company entered into a repricing amendment for the Term Loan Due 2032 (the “February 2026 Repricing Amendment”), which reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 3.00% per annum for term SOFR benchmark rate loans and 2.00% per annum for base rate loans. The stated maturity date of August 1, 2032 and aggregate principal did not change as a result of the amendment.
In connection with the February 2026 Repricing Amendment, the Company recognized a loss of $3.5 million for the nine months ended September 30, 2026, related to costs incurred as part of this transaction and the write‑off of unamortized debt issuance costs associated with the modified portion of the Term Loan Due 2032.
On August 3, 2026, the Company entered into another repricing amendment for the Term Loan Due 2032 (the “August 2026 Repricing Amendment”), which reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 2.50% per annum for term SOFR benchmark rate loans and 1.50% per annum for base rate loans. The stated maturity date of August 1, 2032 and aggregate principal did not change as a result of the amendment.
In connection with the August 2026 Repricing Amendment, the Company recognized a loss of $2.4 million for each of the three and nine months ended September 30, 2026, related to costs incurred as part of this transaction and the write‑off of unamortized debt issuance costs associated with the modified portion of the Term Loan Due 2032.
Acquisition Financing - Incremental Borrowing under Term Loan due 2032
On August 10, 2026, the Company entered into Amendment No. 4 to its Term Loan Credit Agreement. Pursuant to the amendment, the Company borrowed an additional $350.0 million under the Term Loan Due 2032 (the “Incremental Term Loans”) with substantially the same terms. The proceeds of the Incremental Term Loans were used to finance a portion of the cash consideration paid in connection with the Kashiv Acquisition. Beginning December 31, 2026, the Company will make quarterly principal payments of 0.25% of the aggregate outstanding balance of the Incremental Term Loans.
In connection with the incremental borrowings, the Company recognized a loss of $3.4 million for each of the three and nine months ended September 30, 2026, related to costs incurred as part of this transaction and the write‑off of unamortized debt issuance costs associated with the modified portion of the Term Loan Due 2032.
Kashiv Rupee Term Loan Facility
In connection with the Kashiv Acquisition, the Company assumed a rupee-denominated term loan facility (the “Kashiv Rupee Term Loan Facility”) with an outstanding principal balance of $16.6 million as of the acquisition date. The facility provided aggregate commitments of approximately $72.0 million, bore interest at a variable rate based on the benchmark rate plus an applicable margin. The outstanding principal balance was $16.5 million as of September 30, 2026, which the Company repaid in full on October 1, 2026. The Kashiv Rupee Term Loan Facility was subsequently terminated.
2025 Revolving Credit Facility
During April and May 2026, the Company borrowed $100.0 million under the 2025 Revolving Credit Facility. On July 31, 2026, the Company borrowed an additional $30.0 million under the 2025 Revolving Credit Facility for working capital needs and other general corporate purposes. On August 5, 2026, the Company borrowed an additional $150.0 million under the 2025 Revolving Credit Facility in anticipation of funding a portion of the cash consideration payable in connection with the Kashiv Acquisition on August 10, 2026. Refer to Note 2. Acquisition for additional information about the Kashiv Acquisition. During August and September 2026, the Company repaid $100.0 million under the 2025 Revolving Credit Facility. As of September 30, 2026, the Company had $180.0 million outstanding on the 2025 Revolving Credit Facility. Subsequent to September 30, 2026, the Company repaid $50.0 million under the 2025 Revolving Credit Facility. Refer to Note 24. Subsequent Events for additional information.
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

15. Other Long-Term Liabilities
Other long-term liabilities were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term compensation	$9,847	$11,354
Deferred income (1)	26,598	7,324
Other long-term liabilities	1,352	13,585
Total other long-term liabilities	$37,797	$32,263
(1)Deferred income was primarily from alliance and collaboration agreements with Orion Corporation, Zambon Biotech S.A., and Pfizer. Refer to Note 4. Alliance and Collaboration for additional information.
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurement Based on
September 30, 2026	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap (1)	$33,775	$—	$33,775	$—
Liabilities
Contingent consideration liability (2)	$383,000	$—	$—	$383,000

December 31, 2025
Assets
Interest rate swap (1)	$5,756	$—	$5,756	$—
(1)The fair value measurement of the Company’s interest rate swap classified within Level 2 of the fair value hierarchy is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present, and future market conditions. Refer to Note 17. Financial Instruments for information on the Company’s interest rate swap.
(2)The fair value measurement of contingent consideration liability has been classified as a Level 3 recurring liability as its valuation requires judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined. As of September 30, 2026, the contingent consideration liability associated with the Kashiv Acquisition of $383.0 million recorded in the Company’s consolidated balance sheet included $59.0 million in contingent consideration - related party - short term and $324.0 million in contingent consideration - related party - long-term. Refer to Note 2. Acquisition and Note 20. Related Party Transactions for additional information associated with the Kashiv Acquisition.
There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2026.
Contingent Consideration
On August 10, 2026, the Company completed the Kashiv Acquisition, which provides for up to $350.0 million in undiscounted contingent payments based on the achievement of certain regulatory milestones in the United States and potential contingent royalties equal to 25% of the amount by which annual aggregate gross profits for certain products exceed specified gross profit hurdle amounts for the corresponding annual royalty periods during the twelve-year period following the closing of the Kashiv Acquisition.
There were no contingent payments made during the three and nine months ended September 30, 2026.
The following table provides a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30, 2026
Balance, December 31, 2025	$—
Addition due to the Kashiv Acquisition	389,000
Change in fair value during period	(6,000)
Balance, September 30, 2026	$383,000
The fair value measurement of the contingent consideration liabilities was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, timing of achieving specified regulatory milestones and the estimated amount of future revenues and gross profits for the underlying products subject to contingent royalty payments. The contingent consideration liability is estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of the aforementioned inputs. If different assumptions were used for various inputs, the estimated fair value could be higher or lower than what the Company determined.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liabilities as of September 30, 2026:

Contingent Consideration Liability	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Unobservable input	Range			Weighted Average (1)
Regulatory Milestones	$135,000	Probability-weighted discounted cash flow	Discount rate	5.8%	–	6.8%	6.2%
			Probability of payment	20.2%	–	92.5%	63.0%
			Projected year of payment	2027	–	2031	2029
Royalties	$248,000	Monte Carlo Simulation	Discount rate	5.4%	–	7.6%	6.8%
			Volatility	25.0%	–	25.0%	25.0%
			Probability of payment (2)	20.2%	–	92.5%	63.0%
			Projected year of payment (3)	2027	–	2038	2032
(1)Unobservable inputs were weighted by the relative fair value of each product candidate acquired.
(2)Excludes three products that have all successfully launched as of September 30, 2026 and have a 100% probability of payment.

(3)Projected year of payment represents the estimated timing of royalty payments utilized in the Monte Carlo Simulation valuation model. Payments are expected to occur from 2027 through 2038, with approximately 50% of discounted expected payments occurring by 2032.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. The carrying amount of the Kashiv Rupee Term Loan Facility approximated fair value as of September 30, 2026 due to its repayment on October 1, 2026. The carrying amount of the 2025 Revolving Credit Facility approximated fair value as of September 30, 2026 due to its variable interest rate, which reflects current market rates. The fair value measurement is classified within Level 2 of the fair value hierarchy.
The following is a summary of the Company’s indebtedness at fair value (in thousands):

	September 30, 2026	December 31, 2025
Term Loan Due 2032	$2,446,434	$2,115,698
Senior Notes Due 2032	$601,500	$633,000
The Term Loan Due 2032 and Senior Notes Due 2032 are each in the Level 2 category within the fair value hierarchy. The fair values were determined using market data for valuation.
Refer to Note 14. Debt in this Quarterly Report on Form 10-Q and Note 14. Debt in the Company’s 2025 Annual Report on Form 10-K for information about its indebtedness, including definitions of terms and additional information.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no non-recurring fair value measurements during the nine months ended September 30, 2026 and 2025.
17. Financial Instruments
The Company uses an interest rate swap to manage its exposure to market risks for changes in interest rates. Changes in fair value will be recognized in other comprehensive loss and reclassified to interest expense, net, in the period in which the hedged transaction affects earnings. During the three and nine months ended September 30, 2026, the Company reclassified a net loss (increase in interest expense) of $2.9 million and $8.7 million, respectively, from accumulated other comprehensive loss. As of September 30, 2026, a net gain of $21.9 million was recorded in accumulated other comprehensive loss associated with the impact of all interest rates swaps, with $7.6 million, net, expected to be reclassified within 12 months. Refer to Note 19. Stockholders’ Equity (Deficiency) in this Quarterly Report on Form 10-Q and Note 18. Financial Instruments in the Company’s 2025 Annual Report on Form 10-K for defined terms and additional information.
During the three and nine months ended September 30, 2025, the Company reclassified a net loss of $4.2 million (increase in interest expense, net) and net gain of $1.7 million (decrease in interest expense, net), respectively, from accumulated other comprehensive loss. As of December 31, 2025, $14.8 million in net losses were recorded in accumulated other comprehensive loss.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows (in thousands):

	September 30, 2026		December 31, 2025
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Variable-to-fixed interest rate swap	Other Assets	$33,775	Other Assets	$5,756
18. Commitments and Contingencies
Commitments
Commercial Manufacturing, Collaboration, License, and Distribution Agreements
The Company continues to seek to enhance its product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing. Accordingly, the Company, in certain instances, may be contractually obligated to make potential future development, regulatory, and commercial milestone, royalty and/or profit-sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered with third parties. The Company has also licensed certain technologies or IP from various third parties. The Company is generally required to make upfront payments and other payments upon successful completion of regulatory or sales milestones. The agreements generally permit the Company to terminate the agreement with no significant continuing obligation. The Company could be required to make significant payments pursuant to these arrangements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. Refer to Note 4. Alliance and Collaboration for additional information. Certain of these arrangements are with related parties. Refer to Note 20. Related Party Transactions for additional information.
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
For the three months ended September 30, 2026, charges related to legal matters, net were $6.5 million, primarily consisting of a charge related to government investigations of $8.0 million, partially offset by immaterial net credits related to several matters.
For the nine months ended September 30, 2026, charges related to legal matters, net were $15.2 million, primarily consisting of (i) a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date, (ii) net charges associated with antitrust class action litigation of $7.5 million, and (iii) charges related to government investigations of $8.0 million. These charges were partially offset by immaterial net credits related to several other legal matters. For additional information regarding the Nationwide Opioids Settlement Agreement, antitrust class action litigation, and government investigations, refer to the section Other Litigation Regarding the Company’s Business below.

Liabilities for legal matters were comprised of the following (in thousands):

Matter	September 30, 2026	December 31, 2025
Civil prescription opioid litigation (1)	$9,454	$42,271
Government investigations	8,000	—
Antitrust class action litigation	7,450	—
Other	2,630	985
Current portion of liabilities for legal matters	$27,534	$43,256

Civil prescription opioid litigation (Liabilities for legal matters - long term) (1)	$71,663	$71,819
(1)As of September 30, 2026, the total current and long-term liabilities of $81.1 million for civil prescription opioid litigation were primarily comprised of an $80.6 million liability for the Nationwide Opioids Settlement Agreement effective January 23, 2026, as defined and described in the section Civil Prescription Opioid Litigation below. Of the $80.6 million accrued for this settlement agreement, $79.7 million was for cash payments and $0.9 million was for the supply of naloxone nasal spray.
As of September 30, 2026, the remaining cash payments under the Nationwide Opioids Settlement Agreement, due on March 1 of each year, were as follows (in thousands):

Amount Due
2027	$12,670
2028	12,389
2029	12,389
2030	12,389
2031 (1)	11,939
2032 to 2034 (1)	35,816
Total settlement payments	$97,592
Less: imputed interest at a rate of 5.5%	(17,917)
Total	$79,675
(1)Amounts due in each of 2031 through 2034 include approximately $10.4 million of cash conversion payments associated with certain settling parties’ elections to receive cash in lieu of naloxone nasal spray under the Nationwide Opioids Settlement Agreement ($41.4 million in the aggregate).
The discount-related imputed interest will be amortized to interest expense over the life of the liability using the effective interest method. Interest expense associated with the Nationwide Opioids Settlement Agreement for the three and nine months ended September 30, 2026 was immaterial.
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
The multi-district litigation (“MDL”) court selected Humana Inc. v. Actavis Elizabeth, LLC et al., No. 2:18-cv-03299-CMR (“Humana I”), which names Impax Laboratories, LLC (“Impax”) as a defendant, as a bellwether and set a trial for September 2026. On March 26, 2026, Impax filed an individual motion for summary judgment and four joint motions for summary judgment in Humana I. Those summary judgment motions were fully briefed on May 22, 2026 and remain pending. On August 4, 2026, the Court denied Defendants’ joint motion for partial summary judgment on statute of limitations grounds as to certain federal claims, and on September 28, 2026, it denied the motion as to certain state-law claims. Defendants’ joint summary judgment motion on damages was denied on August 19, 2026, and defendants’ joint summary judgment motion on overarching conspiracy was denied on August 26, 2026. On September 14, 2026, Defendants’ joint summary judgment motion on state-law claims was granted in part and denied in part. Impax’s individual motion for summary judgment remains pending. On September 2, 2026, the Court stayed proceedings and continued the trial date in light of a dispute regarding a possible conflict of interest involving one of the appointed special masters. The other MDL cases and the state court cases are in various stages of pleading and discovery. No other trials involving the Company have been set.
Civil Prescription Opioid Litigation
As a result of the Court’s Stipulation and Order dated February 26, 2026, pursuant to the settlement of the political subdivision cases in MDL 2804, the state and federal cases against the Company relating to the sale of prescription opioid pain relievers have been reduced from over 800 cases to less than 70 cases, comprised of 24 cases in MDL 2804 and other federal courts, and 42 state court cases. Plaintiffs in the remaining cases are political subdivisions (pending dismissal), schools, hospitals, pension funds, third-party payors, and individuals. Nearly all federal court cases are consolidated for pre-trial proceedings in Case No. 17-mdl-2804 (N.D. Ohio). There are no firm trial dates in the state-court cases.
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

Refer to the section Legal Proceedings above for amounts charged to the statements of operations for the three and nine months ended September 30, 2026 and liabilities as of September 30, 2026 and December 31, 2025, associated with civil prescription opioid litigation. For the remaining cases not covered by the Nationwide Opioids Settlement Agreement, primarily brought by other hospitals, schools and individuals, the Company did not record a liability as of September 30, 2026 and December 31, 2025 because it concluded that a loss was not probable and estimable.
During July 2025, the Company deposited an aggregate of $24.2 million into dedicated accounts as a step in the process to finalize a definitive settlement agreement. These deposits, which were classified as restricted cash in the Company’s consolidated balance sheet as of December 31, 2025, remained the property of the Company until a definitive settlement agreement was reached and the funds were used to make the first installment payment under the Nationwide Opioids Settlement Agreement. Accordingly, no related restricted cash balance remained as of September 30, 2026.
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
Guaifenesin Litigation
On June 27, 2025, CVS Pharmacy, Inc. (“CVS”), which Amneal is defending, was named as a defendant in a putative consumer class action lawsuit in the United States District Court for the Northern District of Illinois, alleging that generic guaifenesin products sold by CVS (and manufactured by Amneal) contain benzene through the use of carbomer, an inactive ingredient. See Hatfield v. CVS Health Corporation, No. 1:25-cv-7248 (N.D. Ill.). On September 3, 2026, the Court granted CVS’s motion to dismiss without prejudice. Plaintiff filed a notice of voluntary dismissal with prejudice on October 8, 2026, and the case has been terminated.
Amneal Pharmaceuticals LLC et al. v. Sandoz Inc.
On November 25, 2024, the Company and Impax received the first of five notice letters from Sandoz Inc. (“Sandoz”) stating that Sandoz had filed an ANDA with the FDA seeking approval to market generic versions of CREXONT®, an extended-release oral capsule formulation of carbidopa and levodopa for the treatment of Parkinson’s disease. The notice letters included a Paragraph IV certifications alleging that certain patents covering CREXONT® are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of Sandoz’s generic product.
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
On June 20, 2025, the Company and Impax filed another patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-11981-GC-TJB. On November 12, 2025, the Company and Impax filed another patent infringement lawsuit against Sandoz in the U.S. District Court for the District of New Jersey, captioned Amneal Pharmaceuticals LLC et al. v. Sandoz Inc., D.N.J. 2:25-17384-GC-TJB.
On October 9, 2026, the Company, Impax, and Sandoz entered into a settlement and license agreement to resolve their disputes. Under the terms of that agreement, the Company and Impax granted Sandoz a license to begin selling generic versions of CREXONT® on December 21, 2037, or earlier under certain circumstances. On November 3, 2026, the three above lawsuits were dismissed without prejudice.
Amneal Pharmaceuticals LLC et al. v. Alembic Pharmaceuticals Ltd.
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
In response to the notice letter, on July 2, 2026, the Company and Impax filed an infringement lawsuit against Alembic in the U.S. District Court for the District of Delaware, Case No. 26-cv-00798. This lawsuit is currently in the initial pleadings and discovery stage. The filing of this lawsuit triggered a 30-month stay of FDA approval of the Alembic ANDA from the date of receipt of the notice letter. CREXONT® is also subject to a regulatory exclusivity until August 7, 2027.
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
Shareholder Litigation Related to Agreement to Acquire Kashiv Biosciences, LLC
Two complaints were filed by purported shareholders of the Company against the Company and certain directors and officers of the Company related to the Company’s agreement to acquire Kashiv Biosciences, LLC. The complaints were captioned: (i) Johnson v. Amneal Pharmaceuticals, Inc., et al., No. 654043/2026 (N.Y. Sup. Ct. July 8, 2026); and (ii) Kent v. Amneal Pharmaceuticals, Inc., et al., No. 654067/2026 (N.Y. Sup. Ct. July 9, 2026) (collectively, the “Complaints”). The Complaints sought to enjoin the defendants from proceeding with the Kashiv Acquisition unless the defendants disclosed certain purportedly material information alleged to have been omitted from the definitive proxy statement related to the solicitation of shareholder approval of the transaction and sought rescission of the Kashiv Acquisition and/or damages if the Kashiv Acquisition was consummated. Plaintiffs did not serve or otherwise pursue the Complaints, and the Kashiv Acquisition closed on August 10, 2026. Refer to Note 2. Acquisition for information about the Kashiv Acquisition.
Value Drug Company v. Amneal Pharmaceuticals, Inc.
On July 27, 2026, Value Drug Company filed a purported class action lawsuit on behalf of itself and other direct purchasers of RYTARY® or generic versions of RYTARY® in the Northern District of California alleging that Amneal and Impax illegally conspired with generic manufacturers Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited to suppress price competition for RYTARY®. See Value Drug Company v. Amneal Pharmaceuticals LLC et al, No. 5:26-cv-7780 (N.D. Cal.). Value Drug Company filed an amended complaint on September 17, 2026. Defendants’ motion to dismiss the amended complaint is due on November 18, 2026.

19. Stockholders’ Equity (Deficiency)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were as follows (in thousands):

	Foreign currency translation adjustments	Unrealized (loss) gain on cash flow hedge, net of tax	Other	Accumulated other comprehensive loss
December 31, 2025	$(90,545)	$(14,844)	$(5,340)	$(110,729)
Other comprehensive (loss) gain before reclassification	(13,332)	28,019	4,228	18,915
Reclassification of cash flow hedge to earnings, net of tax of $0	—	8,730	—	8,730
September 30, 2026	$(103,877)	$21,905	$(1,112)	$(83,084)

December 31, 2024	$(71,860)	$6,350	$—	$(65,510)
Other comprehensive loss before reclassification	(15,648)	(23,011)	—	(38,659)
Reclassification of cash flow hedge to earnings, net of tax of $0	—	(1,714)	—	(1,714)
September 30, 2025	$(87,508)	$(18,375)	$—	$(105,883)
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
On September 15, 2026, the Company entered into an equity purchase agreement to acquire a portion of the outstanding Rondo Class B Units for cash consideration of $19.8 million. Based on the terms of the agreement, the Company concluded that redemption of the related redeemable non-controlling interest was probable and, as of September 30, 2026, accreted the non-controlling interest to its redemption value, resulting in $14.2 million of accretion during the three and nine months ended September 30, 2026. The Company evaluated the remaining outstanding Rondo Class B Units and concluded that redemption was not probable; accordingly, no additional accretion was recognized. The transaction closed on October 1, 2026 and increased the Company's ownership interest in Rondo from approximately 65.1% to 66.4%.
Acquisition of Non-Controlling Interests in Amneal Complex Products Research LLC
The Company acquired a 98% interest in Kashiv Specialty Pharmaceuticals, LLC (“KSP”), now known as Amneal Complex Products Research LLC (“CPR”), on April 2, 2021. On May 31, 2026, the Company acquired the remaining 2% non-controlling interests in CPR from the sellers of KSP, who are related parties, for cash consideration of $0.4 million. The carrying value of the acquired non-controlling interest was $0.6 million. Following the acquisition, CPR became a wholly owned subsidiary of the Company.
Shares Issued in Connection with the Kashiv Acquisition
On August 10, 2026, the Company issued 28.9 million shares of its Class A common stock to the sellers of Kashiv as the equity portion of the preliminary purchase consideration for the Kashiv Acquisition. Refer to Note 2. Acquisition for additional information about the acquisition and preliminary purchase consideration.

20. Related Party Transactions
The Company has various business agreements with certain third-party companies in which there is some common ownership and/or management between those entities, on the one hand, and the Company, on the other hand. The Company has no direct ownership or management in any of such related party companies. Except as disclosed below, as of and for the three and nine months ended September 30, 2026, there were no material changes to our related party agreements or relationships as defined and described in Note 22. Related Party Transactions and Note 20. Stockholders’ (Deficiency) Equity in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes the Company’s related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party and Nature of Transaction	Caption in Balance Sheet and Statement of Operations	2026	2025	2026	2025
Kashiv (1)
Development and commercialization agreement - Filgrastim and Pegfilgrastim - Royalty expense (Releuko and Fylnetra)	Cost of goods sold	$1,654	$3,353	$7,533	$11,148
Inventory purchases under development and commercialization agreement - Filgrastim and Pegfilgrastim (Releuko and Fylnetra)	Inventory and cost of goods sold	$407	$3,602	$5,042	$9,218
Generic development supply agreement - recognition of deferred income	Research and development	$(163)	$—	$(163)	$—
Development and commercialization agreement - Omalizumab	Research and development	$—	$22,500	$—	$22,500
Generic development supply agreement - research and development material	Research and development	$—	$(502)	$—	$(502)
Storage agreement	Research and development	$—	$(71)	$—	$(189)
Development and commercialization agreement - Pegfilgrastim Auto Injector - milestone	Research and development	$—	$—	$500	$3,000
Development and commercialization agreement - Carfilzomib	Research and development	$—	$—	$—	$2,000
Parking space lease	Research and development	$—	$—	$—	$25
Generic development supply agreement - development activity deferred income	Accounts payable and accrued expenses	$—	$—	$—	$(99)

Other Related Parties
Members - tax receivable agreement	Increase (decrease) in tax receivable agreement liability	$12,992	$(20,808)	$13,098	$(5,701)
Apace KY, LLC d/b/a Apace Packaging LLC - packaging agreement	Inventory and cost of goods sold	$5,067	$4,634	$16,218	$15,973
Sellers of Kashiv - change in fair value of contingent consideration (2)	Change in fair value of contingent consideration	$(6,000)	$—	$(6,000)	$—
AzaTech Pharma LLC - supply agreement	Inventory and cost of goods sold	$861	$185	$2,545	$2,512
Kanan, LLC - operating lease	Inventory and cost of goods sold	$654	$592	$1,938	$1,776
Sutaria Family Realty, LLC - operating lease	Inventory and cost of goods sold	$405	$333	$1,143	$987
PharmaSophia, LLC - License and commercialization agreement - Risperidone - Royalty expense	Cost of goods sold	$314	$—	$1,178	$—
Direct Customer Solutions, LLC - warehousing/logistics/distribution services	Selling, general and administrative	$166	$—	$295	$—
Twenty NEA, LLC - operating lease (3)	Cost of goods sold	$104	$—	$104	$—
Tracy Properties LLC - operating lease	Selling, general and administrative	$81	$152	$248	$478
Avtar Investments, LLC - consulting services	Research and development	$60	$60	$180	$180
AvPROP, LLC - operating lease	Selling, general and administrative	$48	$46	$130	$150
Avtar Investments, LLC - office rental space (3)	Selling, general and administrative	$34	$—	$34	$—
Land purchase from family members of the Co-Chief Executive Officers	Property, plant and equipment	$—	$—	$—	$11,289
Ellodi Pharmaceuticals, L.P. - securities purchase and license and collaboration agreements	Research and development	$—	$338	$—	$6,046
R&S Solutions - equipment purchase	Property, plant and equipment	$—	$47	$—	$207
Alkermes Plc	Inventory and cost of goods sold	$—	$3	$—	$67
(1)Amounts relate to agreements previously between Amneal and Kashiv that were acquired in the Kashiv Acquisition and, following the closing of the transaction on August 10, 2026, became transactions among Amneal’s consolidated subsidiaries. Accordingly, the amounts presented for the three and nine months ended September 30, 2026 reflect activity only through August 10, 2026.

(2)Represents changes in the fair value of contingent consideration liabilities payable to the sellers of Kashiv pursuant to the Purchase Agreement.
(3)These agreements were acquired in the Kashiv Acquisition and are included in the Company’s related party disclosures for the three and nine months ended September 30, 2026 because the counterparties meet the definition of related parties. The amounts presented reflect activity from the acquisition date through September 30, 2026.
The following table summarizes the amounts due to or from the Company for related party transactions (in thousands):

	September 30, 2026	December 31, 2025
Preliminary working capital adjustment - sellers of Kashiv	$1,814	$—
AzaTech Pharma LLC	62	56
Kashiv - various agreements	—	413
Apace Packaging, LLC - packaging agreement	—	1
Related party receivables - short term	$1,876	$470

Members - tax receivable agreement	$16,323	$38,832
Apace Packaging, LLC - packaging agreement	1,640	1,353
AzaTech Pharma LLC - supply agreement	505	254
PharmaSophia, LLC - license and commercialization agreement	314	—
Avtar Investments LLC - consulting services	74	40
Direct Customer Solutions, LLC	57	—
Kashiv - various agreements	—	14,980
Tracy Properties LLC	—	26
Related party payables - short term	$18,913	$55,485

Members - tax receivable agreement	$15,432	$18,656
Land purchase from family members of the Co-Chief Executive Officers	446	476
Related party payables - long term	$15,878	$19,132
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
Pursuant to the agreement, the Company paid DCS an immaterial one-time setup fee, a per-unit distribution fee, and a minimum monthly maintenance fee. For the three and nine months ended September 30, 2026, the Company recorded selling, general and administrative expense of $0.2 million and $0.3 million, respectively, and a short term payable of $0.1 million as of September 30, 2026, related to these services.
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
In October 2022, PharmaSophia and Amneal entered into an exclusive license and commercialization agreement (the “PharmaSophia Agreement”) to develop, manufacture, and sell one injectable product (risperidone). PharmaSophia receives a 50% profit share for all sales of product made by Amneal under the PharmaSophia Agreement. For the three and nine months ended September 30, 2026, the Company recorded royalty expense of $0.3 million and $1.2 million, respectively, related to this agreement. Amounts payable to PharmaSophia under the agreement were $0.3 million as of September 30, 2026.

Agreement to Acquire Complex Products Research, LLC Non-Controlling Interest
On May 31, 2026, the Company acquired the remaining 2% non-controlling interests in CPR from the sellers of KSP, which are related parties, for cash consideration of $0.4 million. Refer to Note 19. Stockholders’ Equity (Deficiency) for additional information.
Acquisition of Kashiv Biosciences, LLC
Pre-Acquisition Related Party Transactions
On August 10, 2026, the Company completed the Kashiv Acquisition. Prior to closing of the transaction, Kashiv and the Company were related parties. Following the closing, agreements previously between Amneal and Kashiv became intercompany arrangements between Amneal’s consolidated subsidiaries. Accordingly, the amounts presented for the three and nine months ended September 30, 2026 reflect activity only through August 10, 2026. Amounts due to and from Kashiv prior to closing were settled as part of the transaction.
Certain executive officers and a member of the Company’s Board of Directors beneficially owned, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, equity interests in Kashiv and served on the Board of Managers of Kashiv prior to the acquisition date.
For additional information about related party transactions between the Company and Kashiv, refer to Note 22. Related Party Transactions in the Company’s 2025 Annual Report on Form 10-K.
Contingent Consideration and Purchase Price Adjustments
The sellers of Kashiv are eligible to receive contingent milestone and royalty payments pursuant to the Purchase Agreement. Certain sellers remain related parties of the Company, including certain executive officers and a member of the Company’s Board of Directors. As of September 30, 2026, the Company had a receivable of $1.8 million from the sellers for post-closing purchase price adjustments, presented as “Preliminary working capital adjustment - sellers of Kashiv” within related party receivables - short term in the table above. The Company also had a contingent consideration liability of $383.0 million, including $59.0 million classified as current liabilities and $324.0 million classified as long-term liabilities in the Company’s consolidated balance sheets.
Refer to Note 2. Acquisition and Note 16. Fair Value Measurements for additional information regarding the Kashiv Acquisition, including the purchase consideration, contingent consideration arrangements and preliminary purchase price allocation.
Acquired contracts with related parties
Certain agreements acquired as part of the Kashiv Acquisition are with counterparties that qualify as related parties of the Company. These agreements include an operating lease with Twenty NEA, LLC (“Twenty NEA”) under which Kashiv leases a research, development and manufacturing facility and a short-term lease arrangement with Avtar Investments, LLC (“Avtar”) to lease office space, both of which are located in the United States.
Certain executive officers and a member of the Amneal Group beneficially own, directly or through certain revocable or irrevocable trusts established for the benefit of their immediate families, equity interests in Twenty NEA. As described in Note 22. Related Party Transactions in the Company’s 2025 Annual Report on Form 10-K, certain executive officers of the Company beneficially own, directly and through certain revocable or irrevocable trusts for the benefit of their immediate families, equity securities in Avtar, a private investment firm.
21. Segment Information
The Company has three reportable segments: Affordable Medicines, Specialty, and AvKARE. Beginning in the third quarter of 2026, the results of Kashiv are included within the Affordable Medicines segment for segment reporting purposes. Refer to Note 2. Acquisition for additional information.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss, including gross profit less direct selling expenses, research and development expenses, and other operating expenses to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2026	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$547,109		$150,262		$165,313	$—	$862,684
Cost of goods sold	352,331		46,212		130,023	—	528,566
Gross profit	194,778		104,050		35,290	—	334,118
Selling, general and administrative	32,097		36,969	A	17,919	52,660	139,645
Research and development	63,418	B	4,956	B	—	—	68,374
Intellectual property legal development expenses	2,138		55		—	—	2,193
Acquisition and integration costs	—		—		—	22,320	22,320
Restructuring and other charges	891		—		—	45	936
Change in fair value of contingent consideration	(6,000)		—		—	—	(6,000)
Charges for property losses and associated expenses	5,334		35		—	—	5,369
Charges (credit) related to legal matters, net	5,500		1,000		—	(3)	6,497
Other operating income	(631)		—		—	—	(631)
Operating income (loss)	$92,031		$61,035		$17,371	$(75,022)	$95,415

Nine Months Ended September 30, 2026	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$1,460,259		$432,822		$488,319	$—	$2,381,400
Cost of goods sold	867,459		137,497		387,705	—	1,392,661
Gross profit	592,800		295,325		100,614	—	988,739
Selling, general and administrative	115,782		111,755	A	51,512	148,178	427,227
Research and development	129,727	B	16,047	B	—	—	145,774
Intellectual property legal development expenses	5,633		189		—	—	5,822
Acquisition and integration costs	—		—		—	35,073	35,073
Restructuring and other charges	891		347		—	902	2,140
Change in fair value of contingent consideration	(6,000)		—		—	—	(6,000)
Charges for property losses and associated expenses	5,334		35		—	—	5,369
Charges (credit) related to legal matters, net	14,251		1,000		—	(3)	15,248
Other operating income	(8,870)		—		—	—	(8,870)
Operating income (loss)	$336,052		$165,952		$49,102	$(184,150)	$366,956

Three Months Ended September 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$460,741		$125,240		$198,532	$—	$784,513
Cost of goods sold	280,463		73,808		156,268	—	510,539
Gross profit	180,278		51,432		42,264	—	273,974
Selling, general and administrative	37,173		33,580	A	15,234	51,828	137,815
Research and development	55,124	B	8,228	B	—	—	63,352
Intellectual property legal development expenses	2,378		59		—	—	2,437
Restructuring and other charges	90		—		—	53	143
Other operating income	(117)		—		—	—	(117)
Operating income (loss)	$85,630		$9,565		$27,030	$(51,881)	$70,344

Nine Months Ended September 30, 2025	Affordable Medicines (1)		Specialty		AvKARE	Corporate and Other	Total Company
Net revenue	$1,308,874		$361,580		$533,987	$—	$2,204,441
Cost of goods sold	775,742		182,686		429,895	—	1,388,323
Gross profit	533,132		178,894		104,092	—	816,118
Selling, general and administrative	105,114		94,872	A	46,007	134,376	380,369
Research and development	128,003	B	23,353	B	—	—	151,356
Intellectual property legal development expenses	6,069		152		—	—	6,221
Restructuring and other charges	773		471		—	494	1,738
Credit related to legal matters, net	(390)		—		—	—	(390)
Other operating income	(5,239)		—		—	—	(5,239)
Operating income (loss)	$298,802		$60,046		$58,085	$(134,870)	$282,063
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
A.The CODMs review certain selling, general and administrative expenses (“SG&A”) for the Specialty segment and, separately, on a departmental basis. The CODMs review SG&A for the Affordable Medicines and AvKARE segments in total. SG&A for the Specialty segment was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee compensation and benefits	$13,315	$10,972	$38,188	$32,635
Product marketing	10,231	11,273	32,039	29,168
Commercial operations and salesforce	12,951	9,769	38,326	29,347
Other (1)	472	1,566	3,202	3,722
Total	$36,969	$33,580	$111,755	$94,872
(1)Other includes professional fees and other expenses not presented to the CODMs.

Research and Development Expenses - Affordable Medicines and Specialty Segments
B.Research and development expenses for the Affordable Medicines and Specialty segments were comprised of the following (in thousands):

	Three Months Ended September 30,
	2026		2025
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$12,343	$1,658	$13,905	$1,089
Materials and supplies	6,944	842	6,230	1,358
Product development and studies (1)	127	1,715	673	2,823
In-licensing and upfront milestones	—	—	22,500	—
Facilities costs	1,654	45	1,755	409
Regulatory fees	704	—	2,317	—
Kashiv R&D expenses (2)	19,421	—	—	—
Other (3)	22,225	696	7,744	2,549
Total	$63,418	$4,956	$55,124	$8,228

	Nine Months Ended September 30,
	2026		2025
	Affordable Medicines	Specialty	Affordable Medicines	Specialty
Employee compensation and benefits	$37,382	$4,303	$42,139	$3,908
Materials and supplies	24,555	1,924	22,865	2,011
Product development and studies (1)	963	7,108	1,360	7,513
In-licensing and upfront milestones	4,000	—	29,100	3,000
Facilities costs	4,623	110	5,182	1,894
Regulatory fees	4,432	—	4,834	—
Kashiv R&D expenses (2)	19,421	—	—	—
Other (3)	34,351	2,602	22,523	5,027
Total	$129,727	$16,047	$128,003	$23,353
(1)For the three and nine months ended September 30, 2026, the Affordable Medicines segment included recognition of deferred income and reimbursable R&D services of $1.0 million and $2.7 million, respectively, as reductions to product development and studies expense for services performed under the license agreement with Orion Corporation. For the three and nine months ended September 30, 2025, the Affordable Medicines segment included recognition of deferred income and reimbursable R&D services of $1.3 million and $3.8 million, respectively, as reductions to product development and studies expense for services performed under the license agreement with Orion Corporation. Refer to Note 4. Alliance and Collaboration.
(2)Kashiv’s R&D expenses were provided to the CODMs in total following the Kashiv Acquisition in the third quarter of 2026 and primarily consist of employee compensation and benefits, materials and supplies, product development and studies, and facilities costs.
(3)For the Affordable Medicines segment, other includes repairs and maintenance, outside testing, professional fees, equipment calibration and other expenses not presented to the CODMs. For the Specialty segment, other includes outside testing, professional fees and other expenses not presented to the CODMs.
22. Property Losses and Associated Expenses
During the third week of July 2026, severe rain caused water damage to one of the Company’s facilities in India. Operations at this facility were temporarily suspended while the Company assessed the damage, completed remediation and repair activities, and restored operations. The Company concluded that certain property and equipment and inventory were damaged. The Company also incurred costs related to cleanup, repair and remediation. Accordingly, the Company recorded $5.4 million of charges related to inventory and property losses and associated cleanup, repair and remediation costs, comprised of the following (in thousands):

Three and Nine Months Ended September 30, 2026
Impairment of equipment	$461
Impairment of inventory	4,574
Repairs and maintenance and other expenses	334
Total property losses and associated expenses	$5,369
The Company maintains insurance coverage for property damage, inventory losses and business interruption. Insurance recoveries are recorded when realization is probable. No insurance recoveries have been recorded for the three and nine months ended September 30, 2026 in connection with this event.
23. Leases
Except as disclosed below, there were no material changes to the Company’s lease agreements as described in Note 16. Leases in the Company’s 2025 Annual Report on Form 10-K during the three and nine months ended September 30, 2026. The majority of the Company’s operating and financing lease portfolio consists of corporate offices, manufacturing sites, warehouse space, R&D facilities, and land.
In connection with the Kashiv Acquisition on August 10, 2026, the Company assumed certain operating leases that are significant to its operations. The significant leases acquired primarily consist of manufacturing sites, R&D facilities and warehouse space in the United States. The acquired leases assumed were recognized and measured at the acquisition date in accordance with ASC 805, Business Combinations, and ASC 842, Leases. As part of the preliminary purchase price allocation, the Company recognized operating lease right-of-use assets of approximately $33.9 million and operating lease liabilities of approximately $32.5 million related to the acquired leases, of which approximately $7.1 million and $5.2 million, respectively, relate to leases with related parties. Refer to Note 20. Related Party Transactions for additional information regarding the acquired related-party lease arrangements.
Any acquisition-date adjustments to the right-of-use assets for favorable or unfavorable lease terms relative to market were not material. Refer to Note 2. Acquisition for information regarding the preliminary operating lease right-of-use assets and lease liabilities recorded as of the acquisition date.
The tables below include information about the material operating leases assumed in the Kashiv Acquisition.

September 30, 2026
Weighted-average remaining lease term	7 years
Weighted-average discount rate	6.4%
Maturities of lease liabilities assumed as part of the Kashiv Acquisition as of September 30, 2026 were as follows (in thousands):

Operating Leases
Remainder of 2026	$1,839
2027	7,349
2028	7,061
2029	4,230
2030	3,064
Thereafter	17,624
Total lease payments	41,167
Less: Imputed interest	8,972
Total	$32,195

24. Subsequent Events
Repayment of Kashiv Rupee Term Loan
On October 1, 2026, the Company repaid the entire outstanding balance of $16.5 million under the Kashiv Rupee Term Loan Facility. The facility was subsequently terminated. Refer to Note 14. Debt for additional information.
2025 Revolving Credit Facility
On October 30, 2026, the Company repaid $50.0 million of the $180.0 million outstanding under the 2025 Revolving Credit Facility as of September 30, 2026.
Rondo Redeemable Non-Controlling Interests
On September 15, 2026, the Company entered into an equity purchase agreement to acquire a portion of the outstanding Rondo Class B Units for cash consideration of $19.8 million. The transaction closed on October 1, 2026 and increased the Company’s ownership interest in AvKARE, LLC and R&S from 65.1% to 66.4%. Refer to Note 19. Stockholders’ Equity (Deficiency) for additional information.
Leases
During the third quarter of 2026, the Company entered into a ten-year lease agreement for a manufacturing and warehouse facility in New Jersey, which commenced in October 2026. The aggregate lease payments over the lease term are approximately $49.6 million, net of lease incentives.
On October 5, 2026, the Company executed an amendment to its corporate headquarters lease in New Jersey to expand the leased premises and extend the lease term through November 30, 2031. The aggregate lease payments over the amended lease term are approximately $19.9 million.

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
The following discussion and analysis for the three and nine months ended September 30, 2026 should also be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
Overview
We have three reportable segments: Affordable Medicines, Specialty, and AvKARE. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K for a description of our segments.
Acquisition of Kashiv Biosciences, LLC
On August 10, 2026, we completed the acquisition of Kashiv BioSciences, LLC (“Kashiv”), acquiring 100% of the outstanding membership interests in Kashiv (the “Kashiv Acquisition”). The transaction included the issuance of 28.9 million shares of our Class A common stock, cash consideration and contingent consideration consisting of contingent regulatory milestone and royalty payments. The acquisition was funded through a combination of existing and new borrowings under our credit facilities. Refer to Note 2. Acquisition for additional information regarding the transaction and purchase price allocation.
The Kashiv Acquisition is expected to strengthen our position in the growing biosimilars market by adding an integrated biosimilars development and manufacturing platform and expanding our portfolio of commercial and pipeline biosimilar products. We believe the acquisition enhances our Affordable Medicines business by combining Kashiv’s development and manufacturing capabilities with our commercial scale, creating opportunities to accelerate future biosimilar launches and support long-term growth.
Since the acquisition date, Kashiv’s operating results have been included in our consolidated financial statements and, for segment reporting purposes, within our Affordable Medicines segment.
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
On September 28, 2026, Congress passed the Lindsey Graham Russia Sanctions Act which empowers the President to place additional sanctions and tariffs on Russia as well as countries that purchase Russian energy, including India and China. On October 16, 2026, President Trump exercised his authority under the National Interest Exemption of the law to waive the imposition of sanctions both on Russia as well as countries that purchase Russian oil. The law permits the President to reverse this waiver upon good cause, which if reversed could have a product-level exposure on us if pharmaceutical products and their components are not exempted.

Results of Operations
Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$862,684	$784,513	$78,171	10.0%
Cost of goods sold	528,566	510,539	18,027	3.5%
Gross profit	334,118	273,974	60,144	22.0%
Selling, general and administrative	139,645	137,815	1,830	1.3%
Research and development	68,374	63,352	5,022	7.9%
Intellectual property legal development expenses	2,193	2,437	(244)	(10.0)%
Acquisition and integration costs	22,320	—	22,320	nm
Restructuring and other charges	936	143	793	nm
Change in fair value of contingent consideration	(6,000)	—	(6,000)	nm
Charges for property losses and associated expenses	5,369	—	5,369	nm
Charges related to legal matters, net	6,497	—	6,497	nm
Other operating income	(631)	(117)	(514)	nm
Operating income	95,415	70,344	25,071	35.6%
Total other expense, net	(80,358)	(75,567)	(4,791)	6.3%
Income (loss) before income taxes	15,057	(5,223)	20,280	nm
Provision for (benefit from) income taxes	2,751	(23,355)	26,106	nm
Net income	$12,306	$18,132	$(5,826)	(32.1)%
nm - not meaningful
Net Revenue
Net revenue for the three months ended September 30, 2026 increased 10.0% from the prior year period, primarily due to:
•Growth in our Affordable Medicines segment net revenue of $86.4 million, primarily due to new products launched in 2026 and 2025, which contributed $53.7 million of year-over-year growth, as well as an increase in sales of women’s health medicines due to market conditions, and a $60.7 million increase in biosimilar revenue, partially offset by price erosion.
•Growth in our Specialty segment net revenue of $25.0 million, primarily driven by increases in sales of CREXONT® ($14.8 million), BREKIYA® autoinjector ($6.2 million), and UNITHROID® ($5.6 million), partially offset by the expected decline in sales of RYTARY®.
•A decline in our AvKARE segment net revenue of $33.2 million, primarily driven by a reduction in our government label channel due to a non-recurring cardiovascular product launch that benefited the second half of 2025.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased 3.5% for the three months ended September 30, 2026 as compared to the prior year period. The increase in cost of goods sold was primarily due to increases in sales volume and plant and freight costs. In addition, the prior year period included impairment charges related to non-promoted products of $22.8 million.

Gross profit as a percentage of net revenue increased to 38.7% for the three months ended September 30, 2026 from 34.9% in the prior year period, primarily due to impairment charges recognized in the prior year period that did not recur in 2026, as well as lower amortization expense and operating leverage from higher sales volume.
Selling, General, and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2026 increased 1.3% as compared to the prior year period, primarily due to increases in employee compensation, launch costs associated with CREXONT® and BREKIYA® autoinjector, and an impact of $2.3 million for the Kashiv Acquisition, partially offset by a non-recurring benefit in freight spend.
Research and Development
Research and development (“R&D”) expenses for the three months ended September 30, 2026 increased 7.9% as compared to the prior year period, primarily driven by a $13.8 million impairment charge related to certain equipment used in research and development activities as a result of a change in the expected future utilization of the assets and a $19.6 million impact from the Kashiv Acquisition, partially offset by a $22.5 million decrease in in-licensing and upfront milestone payments and operational efficiencies.
Acquisition and Integration Costs
Acquisition and integration costs for the three months ended September 30, 2026 were primarily related to professional services fees (e.g., legal, financial advisory, accounting, and consulting) associated with the Kashiv Acquisition (see Note 20. Related Party Transactions and Note 2. Acquisition).
Change in Fair Value of Contingent Consideration
During the three months ended September 30, 2026, we recognized a $6.0 million gain related to the remeasurement of contingent consideration associated with the Kashiv Acquisition. The gain reflects the periodic remeasurement of the contingent consideration liability driven primarily by increases in the discount rate subsequent to the acquisition date. Refer to Note 16. Fair Value Measurements for information about the estimation of our contingent consideration liabilities.
Charges for Property Losses and Associated Expenses
During the third week of July 2026, severe rain caused water damage to one of our facilities in India. Operations at this facility were temporarily suspended while we assessed the damage, completed remediation and repair activities, and restored operations. We concluded that certain property and equipment and inventory were damaged. We also incurred costs related to cleanup, repair and remediation. Accordingly, we recorded $5.4 million of charges related to inventory and property losses and associated cleanup, repair and remediation costs for the three months ended September 30, 2026. For additional information, refer to Note 22. Property Losses and Associated Expenses
Charges Related to Legal Matters, Net
For the three months ended September 30, 2026, charges related to legal matters, net were $6.5 million, primarily consisting of a charge related to government investigations of $8.0 million, partially offset by immaterial net credits related to several matters. For additional information, refer to Note 18. Commitments and Contingencies.
Total Other Expense, Net
Total other expense, net for the three months ended September 30, 2026 increased 6.3% as compared to the prior year period. The increase was primarily driven by a $33.8 million period-over-period increase in the tax receivable agreement expense (refer to Note 5. Income Taxes), partially offset by a $3.9 million period-over-period decrease in interest expense due to lower interest rates on our variable-rate debt and a $25.6 million period-over-period decrease in loss on refinancing expense, primarily due to lower refinancing-related costs in the current year period as compared to costs incurred in connection with the refinancing of our long-term debt during the third quarter of 2025. For additional information, refer to Note 14. Debt.
Provision for (Benefit From) Income Taxes
For the three months ended September 30, 2026, our provision for (benefit from) income taxes and effective tax rate was $2.8 million and 18.3%, respectively, as compared to a provision for (benefit from) income taxes $(23.4) million and 447.2%, respectively, for the three months ended September 30, 2025. The period-over-period change in the provision for income taxes and effective tax rate was primarily driven by the tax effects of changes in the level and jurisdictional mix of earnings and the impact of the One Big Beautiful Bill Act (enacted in July 2025).
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$547,109	$460,741	$86,368	18.7%
Cost of goods sold	352,331	280,463	71,868	25.6%
Gross profit	194,778	180,278	14,500	8.0%
Selling, general and administrative	32,097	37,173	(5,076)	(13.7)%
Research and development	63,418	55,124	8,294	15.0%
Intellectual property legal development expenses	2,138	2,378	(240)	(10.1)%
Restructuring and other charges	891	90	801	nm
Change in fair value of contingent consideration	(6,000)	—	(6,000)	nm
Charges for property losses and associated expenses	5,334	—	5,334	nm
Charges related to legal matters, net	5,500	—	5,500	nm
Other operating income	(631)	(117)	(514)	nm
Operating income	$92,031	$85,630	$6,401	7.5%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the three months ended September 30, 2026 increased 18.7% as compared to the prior year period, primarily due to new products launched in 2026 and 2025, which contributed $53.7 million of year-over-year growth, as well as an increase in sales of women’s health medicines due to market conditions, and a $60.7 million increase in biosimilar revenue, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the three months ended September 30, 2026 increased 25.6% as compared to the prior year period, primarily due to increases in sales volume and plant and freight costs.
Affordable Medicines gross profit as a percentage of net revenue decreased to 35.6% for the three months ended September 30, 2026 from 39.1% in the prior year period, primarily as a result of the factors noted above, as well as the current year period being impacted by the timing of lower margin contract distribution revenues.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the three months ended September 30, 2026 decreased 13.7% as compared to the prior year period, primarily due to the current year period being impacted by a non-recurring benefit in freight spend, partially offset by increases in employee compensation and regulatory fees.

Research and Development
Affordable Medicines R&D expenses for the three months ended September 30, 2026 increased 15.0% as compared to the prior year period, primarily driven by a $13.8 million impairment charge related to certain equipment used in research and development activities as a result of a change in the expected future utilization of the assets and a $19.6 million impact from the Kashiv Acquisition, partially offset by a $22.5 million decrease in in-licensing and upfront milestone payments and operational efficiencies.
Change in Fair Value of Contingent Consideration
During the three months ended September 30, 2026, we recognized a $6.0 million gain related to the remeasurement of contingent consideration associated with the Kashiv Acquisition. The gain reflects the periodic remeasurement of the contingent consideration liability driven primarily by increases in the discount rate subsequent to the acquisition date. Refer to Note 16. Fair Value Measurements for information about the estimation of our contingent consideration liabilities.
Charges for Property Losses and Associated Expenses
During the third week of July 2026, severe rain caused water damage to one of our facilities in India. Operations at this facility were temporarily suspended while we assessed the damage, completed remediation and repair activities, and restored operations. We concluded that certain property and equipment and inventory were damaged. We also incurred costs related to cleanup, repair and remediation. Accordingly, we recorded $5.3 million of charges related to inventory and property losses and associated cleanup, repair and remediation costs in our Affordable Medicines segment for the three months ended September 30, 2026. For additional information refer to Note 22. Property Losses and Associated Expenses.
Charges Related to Legal Matters, Net
For the three months ended September 30, 2026, charges related to legal matters, net were $5.5 million in the Affordable Medicines segment, primarily consisting of a charge related to government investigations of $8.0 million, partially offset by immaterial net credits related to several matters. For additional information refer to Note 18. Commitments and Contingencies.
Specialty
The following table sets forth results of operations for our Specialty segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$150,262	$125,240	$25,022	20.0%
Cost of goods sold	46,212	73,808	(27,596)	(37.4)%
Gross profit	104,050	51,432	52,618	102.3%
Selling, general and administrative	36,969	33,580	3,389	10.1%
Research and development	4,956	8,228	(3,272)	(39.8)%
Intellectual property legal development expenses	55	59	(4)	(6.8)%
Charges for property losses and associated expenses	35	—	35	nm
Charges related to legal matters, net	1,000	—	1,000	nm
Operating income	$61,035	$9,565	$51,470	nm
nm - not meaningful
Net Revenue
Specialty net revenue for the three months ended September 30, 2026 increased 20.0% compared to the prior year period, primarily driven by increases in sales of CREXONT® ($14.8 million), BREKIYA® autoinjector ($6.2 million), and UNITHROID® ($5.6 million), partially offset by the expected decline in sales of RYTARY®.

Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the three months ended September 30, 2026 decreased 37.4% compared to the prior year period, primarily due to a reduction in amortization expense of $7.6 million and revenue mix, partially offset by increased sales volume in the current year period. In addition, the prior year period included impairment charges related to non-promoted products of $22.8 million.
Specialty gross profit as a percentage of net revenue increased to 69.2% for the three months ended September 30, 2026 as compared to 41.1%, primarily as a result of the factors noted above.
Selling, General, and Administrative
Specialty SG&A expense for the three months ended September 30, 2026 increased 10.1% as compared to the prior year period, primarily due to increased launch costs associated with CREXONT® and BREKIYA® autoinjector, as well as increased employee compensation.
Research and Development
Specialty R&D expense for the three months ended September 30, 2026 decreased 39.8% as compared to the prior year period, primarily due to increased operational efficiencies and reduced project spend due to timing.
AvKARE
The following table sets forth results of operations for our AvKARE segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$165,313	$198,532	$(33,219)	(16.7)%
Cost of goods sold	130,023	156,268	(26,245)	(16.8)%
Gross profit	35,290	42,264	(6,974)	(16.5)%
Selling, general and administrative	17,919	15,234	2,685	17.6%
Operating income	$17,371	$27,030	$(9,659)	(35.7)%
Net Revenue
AvKARE net revenue for the three months ended September 30, 2026 decreased 16.7% as compared to the prior year period, primarily driven by a reduction in our government label channel due to a non-recurring cardiovascular product launch that benefited the second half of 2025.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the three months ended September 30, 2026 decreased 16.8% as compared to the prior year period, primarily due to reduced sales and a decrease in inventory obsolescence in the current year period of $3.5 million.
Gross profit as a percentage of net revenue was 21.3% for both the three months ended September 30, 2026 and 2025, reflecting a proportional decline in cost of goods sold alongside the decrease in revenue during the current year period.
Selling, General and Administrative
AvKARE SG&A expense for the three months ended September 30, 2026 increased 17.6% as compared to the prior year period, primarily due to increased employee compensation.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
Consolidated Results
The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$2,381,400	$2,204,441	$176,959	8.0%
Cost of goods sold	1,392,661	1,388,323	4,338	0.3%
Gross profit	988,739	816,118	172,621	21.2%
Selling, general and administrative	427,227	380,369	46,858	12.3%
Research and development	145,774	151,356	(5,582)	(3.7)%
Intellectual property legal development expenses	5,822	6,221	(399)	(6.4)%
Acquisition and integration costs	35,073	—	35,073	nm
Restructuring and other charges	2,140	1,738	402	23.1%
Change in fair value of contingent consideration	(6,000)	—	(6,000)	nm
Charges for property losses and associated expenses	5,369	—	5,369	nm
Charges (credit) related to legal matters, net	15,248	(390)	15,638	nm
Other operating income	(8,870)	(5,239)	(3,631)	69.3%
Operating income	366,956	282,063	84,893	30.1%
Total other expense, net	(200,733)	(198,089)	(2,644)	1.3%
Income before income taxes	166,223	83,974	82,249	97.9%
Provision for income taxes	6,303	5,614	689	12.3%
Net income	$159,920	$78,360	$81,560	104.1%
nm - not meaningful
Net Revenue
Net revenue for the nine months ended September 30, 2026 increased 8.0% from the prior year period primarily due to:
•Growth in our Affordable Medicines segment net revenue of $151.4 million, primarily due to new products launched in 2026 and 2025, which contributed $98.9 million of year-over-year growth as well as increases in sales of women’s health due to market conditions, and timing of Biosimilar revenues, which grew $58.3 million, partially offset by price erosion.
•Growth in our Specialty segment net revenue of $71.2 million, primarily driven by increases in sales of CREXONT® ($44.7 million), BREKIYA® autoinjector ($16.3 million), and UNITHROID® ($14.0 million), partially offset by the expected decline in sales of RYTARY®.
•Decline in our AvKARE segment net revenue of $45.7 million, primarily driven by a reduction in our low margin distribution sales.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the nine months ended September 30, 2026 was flat compared to the prior year period. Cost of goods sold was impacted by a favorable mix of revenues and manufacturing efficiencies, partially offset by increases in sales volume, plant and freight costs, and inventory obsolescence. In addition, the prior year period included impairment charges related to non-promoted products of $22.8 million.
Gross profit as a percentage of net revenue increased to 41.5% for the nine months ended September 30, 2026 from 37.0% in the prior year period, primarily as a result of the factors noted above.

Selling, General, and Administrative
SG&A expenses for the nine months ended September 30, 2026 increased 12.3% as compared to the prior year period, primarily due to increases in employee compensation, regulatory fees, and launch costs associated with CREXONT® and BREKIYA® autoinjector.
Research and Development
R&D expenses for the nine months ended September 30, 2026 decreased 3.7% as compared to the prior year period, primarily driven by a $28.1 million reduction in in-licensing and upfront milestone payments, a decrease in employee compensation, and other overhead reductions due to operational efficiencies, partially offset by a $13.8 million impairment charge related to certain equipment used in research and development activities as a result of a change in the expected future utilization of the assets and an impact of $19.6 million for the Kashiv Acquisition.
Acquisition and Integration Costs
Acquisition and integration costs for the nine months ended September 30, 2026 were primarily related to professional services fees (e.g., legal, due diligence, financial advisory, accounting, and consulting) associated with the acquisition and integration of Kashiv. For additional information, refer to Note 2. Acquisition.
Change in Fair Value of Contingent Consideration
During the nine months ended September 30, 2026, we recognized a $6.0 million gain related to the remeasurement of contingent consideration associated with the Kashiv Acquisition. The gain reflects the periodic remeasurement of the contingent consideration liability driven primarily by increases in the discount rate subsequent to the acquisition date. Refer to Note 16. Fair Value Measurements for information about the estimation of our contingent consideration liabilities.
Charges for Property Losses and Associated Expenses
During the third week of July 2026, severe rain caused water damage to one of our facilities in India. Operations at this facility were temporarily suspended while we assessed the damage, completed remediation and repair activities, and restored operations. We concluded that certain property and equipment and inventory were damaged. We also incurred costs related to cleanup, repair and remediation. Accordingly, we recorded $5.4 million of charges related to inventory and property losses and associated cleanup, repair and remediation costs in our Affordable Medicines and Specialty segments for the nine months ended September 30, 2026. For additional information, refer to Note 22. Property Losses and Associated Expenses.
Charges (Credit) Related to Legal Matters, Net
For the nine months ended September 30, 2026, charges related to legal matters, net were $15.2 million, primarily consisting of (i) a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date, (ii) net charges associated with antitrust class action litigation of $7.5 million, and (iii) a charge related to government investigations of $8.0 million, partially offset by immaterial net credits related to several matters. For additional information refer to Note 18. Commitments and Contingencies.
Other Operating Income
Other operating income for the nine months ended September 30, 2026 was primarily comprised of a $6.9 million gain recognized during the first quarter of 2026 from the derecognition of the financing obligation associated with a contract with Pfizer and income earned from the PLI Scheme. Refer to Note 4. Alliance and Collaboration for additional information about our contract with Pfizer.
Other operating income for the nine months ended 2025 was comprised of income earned from the PLI Scheme.
Total Other Expense, Net
Total other expense, net for the nine months ended September 30, 2026 increased 1.3% as compared to the prior year period. The increase was driven by a period-over-period change in the tax receivable agreement charge of $18.8 million (refer to Note 5. Income Taxes) and unfavorable foreign currency movements, partially offset by a $17.5 million period-over-period decrease in interest expense due to lower rates on our variable-rate debt, and a $22.1 million period-over-period decrease in loss on refinancing, primarily due to lower refinancing-related costs in the current year period as compared to costs incurred in connection with the refinancing of our long-term debt during the third quarter of 2025.
Provision for Income Taxes
For the nine months ended September 30, 2026, our provision for income taxes and effective tax rate were $6.3 million and 3.8%, respectively, as compared to $5.6 million and 6.7%, respectively, for the nine months ended September 30, 2025. The period-over-period change in the provision for income taxes and effective tax rate was primarily driven by the tax effects of changes in the level and jurisdictional mix of earnings, the impact of the One Big Beautiful Bill Act (enacted in July 2025), and discrete items related to share-based compensation in the current period.
Affordable Medicines
The following table sets forth results of operations for our Affordable Medicines segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$1,460,259	$1,308,874	$151,385	11.6%
Cost of goods sold	867,459	775,742	91,717	11.8%
Gross profit	592,800	533,132	59,668	11.2%
Selling, general and administrative	115,782	105,114	10,668	10.1%
Research and development	129,727	128,003	1,724	1.3%
Intellectual property legal development expenses	5,633	6,069	(436)	(7.2)%
Restructuring and other charges	891	773	118	15.3%
Change in fair value of contingent consideration	(6,000)	—	(6,000)	nm
Charges for property losses and associated expenses	5,334	—	5,334	nm
Charges (credit) related to legal matters, net	14,251	(390)	14,641	nm
Other operating income	(8,870)	(5,239)	(3,631)	69.3%
Operating income	$336,052	$298,802	$37,250	12.5%
nm - not meaningful
Net Revenue
Affordable Medicines net revenue for the nine months ended September 30, 2026 increased 11.6% as compared to the prior year period, primarily due to new products launched in 2026 and 2025, which contributed $98.9 million of year-over-year growth as well as increases in sales of women’s health due to market conditions, and timing of Biosimilar revenues, which grew $58.3 million, partially offset by price erosion.
Cost of Goods Sold and Gross Profit
Affordable Medicines cost of goods sold for the nine months ended September 30, 2026 increased 11.8% as compared to the prior year period, primarily due to increases in sales volume, plant and freight costs, and inventory obsolescence, partially offset by manufacturing efficiencies.
Affordable Medicines gross profit as a percentage of net revenue decreased to 40.6% for the nine months ended September 30, 2026 from 40.7%, primarily as a result of product mix and the factors noted above.
Selling, General, and Administrative
Affordable Medicines SG&A expense for the nine months ended September 30, 2026 increased 10.1% as compared to the prior year period, primarily due to increases in employee compensation, regulatory fees, and costs related to our international expansion, partially offset by the current year period being impacted by a non-recurring benefit in freight spend.

Research and Development
Affordable Medicines R&D expenses for the nine months ended September 30, 2026 increased 1.3% as compared to the prior year period, primarily driven by a $13.8 million impairment charge related to certain equipment used in research and development activities as a result of a change in the expected future utilization of the assets and an impact of $19.6 million for the Kashiv Acquisition, partially offset by a $25.1 million reduction in in-licensing and upfront milestone payments and other overhead reductions due to operational efficiencies.
Change in Fair Value of Contingent Consideration
During the nine months ended September 30, 2026, we recognized a $6.0 million gain related to the remeasurement of contingent consideration associated with the Kashiv Acquisition. The gain reflects the periodic remeasurement of the contingent consideration liability driven primarily by increases in the discount rate subsequent to the acquisition date. Refer to Note 16. Fair Value Measurements for information about the estimation of our contingent consideration liabilities.
Charges for Property Losses and Associated Expenses
During the third week of July 2026, severe rain caused water damage to one of our facilities in India. Operations at this facility were temporarily suspended while we assessed the damage, completed remediation and repair activities, and restored operations. We concluded that certain property and equipment and inventory were damaged. We also incurred costs related to cleanup, repair and remediation. Accordingly, we recorded $5.3 million of charges related to inventory and property losses and associated cleanup, repair and remediation costs in our Affordable Medicines segment for the nine months ended September 30, 2026. For additional information, refer to Note 22. Property Losses and Associated Expenses.
Charges (Credit) Related to Legal Matters, Net
For the nine months ended September 30, 2026, charges (credit) related to legal matters, net were $14.3 million, primarily consisting of (i) a $21.2 million charge associated with certain states electing a 25% cash conversion in lieu of product under the Nationwide Opioids Settlement Agreement, partially offset by a $20.8 million discount recorded on the expected settlement payments as of the agreement’s effective date, (ii) net charges associated with antitrust class action litigation of $7.5 million, and (iii) a charge related to government investigations of $8.0 million, partially offset by immaterial net credits related to several matters. For additional information regarding the Nationwide Opioids Settlement Agreement, antitrust class action litigation, and government investigations, refer to Note 18. Commitments and Contingencies.
Other Operating Income
Other operating income for the nine months ended September 30, 2026 was primarily comprised of a $6.9 million gain recognized during the first quarter of 2026 from the derecognition of the financing obligation associated with a contract with Pfizer, and income earned from the PLI Scheme. Refer to Note 4. Alliance and Collaboration for additional information about our contract with Pfizer.
Other operating income for the nine months ended 2025 was comprised of income earned from the PLI Scheme.

Specialty
The following table sets forth results of operations for our Specialty segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$432,822	$361,580	$71,242	19.7%
Cost of goods sold	137,497	182,686	(45,189)	(24.7)%
Gross profit	295,325	178,894	116,431	65.1%
Selling, general and administrative	111,755	94,872	16,883	17.8%
Research and development	16,047	23,353	(7,306)	(31.3)%
Intellectual property legal development expenses	189	152	37	24.3%
Restructuring and other charges	347	471	(124)	(26.3)%
Charges for property losses and associated expenses	35	—	35	nm
Charges related to legal matters, net	1,000	—	1,000	nm
Operating income	$165,952	$60,046	$105,906	176.4%
nm - not meaningful
Net Revenue
Specialty net revenue for the nine months ended September 30, 2026 increased 19.7% as compared to the prior year period, primarily driven by increases in sales of CREXONT® ($44.7 million), BREKIYA® autoinjector ($16.3 million), and UNITHROID® ($14.0 million), partially offset by the expected decline in sales of RYTARY®.
Cost of Goods Sold and Gross Profit
Specialty cost of goods sold for the nine months ended September 30, 2026 decreased 24.7% as compared to the prior year period, primarily due to a reduction in amortization expense of $35.5 million and revenue mix, partially offset by increased sales volume. In addition, the prior year period included impairment charges related to non-promoted products of $22.8 million.
Specialty gross profit as a percentage of net revenue increased to 68.2% for the nine months ended September 30, 2026 as compared to 49.5%, primarily as a result of the factors noted above.
Selling, General, and Administrative
Specialty SG&A expense for the nine months ended September 30, 2026 increased 17.8% as compared to the prior year period, primarily due to increased launch costs associated with CREXONT® and BREKIYA® autoinjector, as well as increased employee compensation.
Research and Development
Specialty R&D expenses for the nine months ended September 30, 2026 decreased 31.3% as compared to the prior year period, primarily due to decreased in-licensing and upfront milestone payments of $3.0 million and operating efficiencies.

AvKARE
The following table sets forth results of operations for our AvKARE segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net revenue	$488,319	$533,987	$(45,668)	(8.6)%
Cost of goods sold	387,705	429,895	(42,190)	(9.8)%
Gross profit	100,614	104,092	(3,478)	(3.3)%
Selling, general and administrative	51,512	46,007	5,505	12.0%
Operating income	$49,102	$58,085	$(8,983)	(15.5)%
Net Revenue
AvKARE net revenue for the nine months ended September 30, 2026 decreased 8.6% as compared to the prior year period, primarily driven by a reduction in our low margin distribution sales.
Cost of Goods Sold and Gross Profit
AvKARE cost of goods sold for the nine months ended September 30, 2026 decreased 9.8% as compared to the prior year period, primarily due to reduced sales in our low margin distribution channel and a reduction in inventory obsolescence charges of $4.4 million.
Gross profit as a percentage of net revenue increased to 20.6% for the nine months ended September 30, 2026 from 19.5% in the prior year period, primarily as a result of the factors noted above.
Selling, General and Administrative
AvKARE SG&A expense for the nine months ended September 30, 2026 increased 12.0% as compared to the prior year period, primarily due to increased employee compensation.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under debt financing arrangements as discussed and defined in Note 14. Debt in this Quarterly Report on Form 10-Q and in Note 14. Debt in our 2025 Annual Report on Form 10-K. As of September 30, 2026, we had access to $415.2 million of available capacity under our 2025 Revolving Credit Facility and $125.0 million of available capacity under the Amended and Restated Rondo Revolving Credit Facility. As of September 30, 2026, we had $180.0 million outstanding under our 2025 Revolving Credit Facility compared to no borrowings outstanding as of December 31, 2025. The increase was primarily attributable to borrowings associated with financing the Kashiv Acquisition and for general corporate purposes.
On August 10, 2026, we entered into Amendment No. 4 to our Term Loan Credit Agreement. Pursuant to the amendment, we incurred an additional $350.0 million of incremental borrowings under the Term Loan Due 2032 (the “Incremental Term Loans”) with substantially the same terms. The proceeds of the Incremental Term Loans were used primarily to finance a portion of the consideration paid in connection with the Kashiv Acquisition with any remaining proceeds available for general corporate purposes. We will begin making quarterly principal payments of 0.25% of the aggregate outstanding balance of the Incremental Term Loans beginning December 31, 2026.
We believe these sources are sufficient to fund our planned operations, meet our interest and contractual obligations, including acquisitions, and provide sufficient liquidity over the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. However, our ability to satisfy our working capital requirements and debt obligations will depend upon economic conditions, the impact of international trade policy, including tariffs, our ability to negotiate and maintain satisfactory terms under our borrowing and debt facilities in the future, and demand for our products, which are factors that may be out of our control. Our primary uses of capital resources are to fund operating activities, including R&D expenses associated with new product filings, and pharmaceutical product manufacturing expenses, license payments, spending on production facility expansions, capital equipment, acquisitions (including related contingent payments), and legal settlements.

We estimate that we will invest approximately $150.0 million during 2026 for capital expenditures and associated deposits to support and grow our existing operations, primarily related to investments in manufacturing equipment, information technology, and facilities.
Acquisition of Kashiv Biosciences, LLC
As discussed in the section titled “Overview” in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, on August 10, 2026, we completed the acquisition of Kashiv BioSciences, LLC. The cash portion of the Kashiv Acquisition was funded through borrowings under our credit facilities. We also expect to incur post-closing integration costs. Refer to Note 2. Acquisition and Note 14. Debt in this Quarterly Report on Form 10-Q for additional information.
In connection with the Kashiv Acquisition, we assumed a rupee-denominated term loan facility (the “Kashiv Rupee Term Loan Facility”) with an outstanding principal balance of $16.6 million on the acquisition date. The outstanding principal balance was $16.5 million as of September 30, 2026, which we repaid in full on October 1, 2026. The facility was subsequently terminated. Refer to Note 14. Debt and Note 24. Subsequent Events for additional information on the Kashiv Rupee Term Loan Facility.
As of September 30, 2026, we had a contingent consideration liability of $383.0 million related to the Kashiv Acquisition, including $59.0 million classified in current liabilities and $324.0 million classified in long term liabilities. Future payments under these arrangements are contingent upon the achievement of specified regulatory milestones and future product performance. While the timing and amount of future payments remain uncertain, these obligations may require significant cash outflows in future periods. Refer to Note 2. Acquisition, Note 16. Fair Value Measurements and Note 20. Related Party Transactions for additional information.
Additionally, in connection with the Kashiv Acquisition, we assumed leases primarily consisting of manufacturing sites, R&D facilities and warehouse space in the United States. As of September 30, 2026, these acquired leases represented approximately $41.2 million of future undiscounted cash payment obligations, including approximately $7.5 million due within the next twelve months. Refer to Note 23. Leases in this Quarterly Report on Form 10-Q for additional information.
Debt Instruments
Over the next 12 months, we expect to make substantial payments, including monthly interest and quarterly principal amounts for our Term Loan Due 2032, semi-annual interest payments on our Senior Notes Due 2032, and contractual payments for leased premises. Refer to Note 14. Debt and Note 24. Subsequent Events in this Quarterly Report on Form 10-Q and Note 14. Debt, Note 16. Leases, and Commitments and Contractual Obligations under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K for additional information.
On August 3, 2026, we entered into a repricing amendment governing our Term Loan Due 2032, which reduced the applicable interest rate margins on the Term Loan Due 2032 by 50 basis points to 2.50% per annum for SOFR benchmark rate loans and 1.50% per annum for base rate loans.
On October 30, 2026, we repaid $50.0 million of the $180.0 million outstanding under the 2025 Revolving Credit Facility as of September 30, 2026.
Nationwide Opioids Settlement Agreement
The Nationwide Opioids Settlement Agreement became effective on January 29, 2026, and we made our first installment payment of $23.8 million to the settlement administrator on that date. We made an additional installment payment of $12.1 million on February 26, 2026.
We expect to make future cash payments of $97.6 million through March 2034, including $12.7 million on March 1, 2027. Refer to Note 18. Commitments and Contingencies for additional information.
Tax Receivable Agreement
As of September 30, 2026, the contingent tax receivable agreement (“TRA”) liability was approximately $116.0 million. During the nine months ended September 30, 2026 and 2025, we made payments of $38.8 million and $3.0 million, respectively, associated with the TRA.

The timing and amount of any payments under the TRA may vary, depending upon a number of factors including the timing and amount of our taxable income, and the corporate tax rate in effect at the time of realization of our taxable income. The timing and amount of payments may also be accelerated under certain conditions, such as a change of control or other early termination event, which could give rise to our obligation to make TRA payments in advance of tax benefits being realized. For further information, including our recognized current and long-term liabilities for the TRA, refer to Note 5. Income Taxes in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors and Note 5. Income Taxes in our 2025 Annual Report on Form 10-K.
Tax-Related and Other Distributions
In 2020, we acquired a 65.1% controlling interest in both AvKARE Inc., a Tennessee corporation, now a limited liability company (“AvKARE, LLC”), and Dixon-Shane, LLC d/b/a R&S Northeast LLC, a Kentucky limited liability company (“R&S”). As of September 30, 2026, the sellers of AvKARE, LLC and R&S (the “AvKARE Sellers”) held the remaining 34.9% interest (the “Rondo Class B Units”) in the holding company that directly owns the acquired companies (“Rondo”). As of September 30, 2026, we attributed 34.9% of the net income or loss associated with Rondo to redeemable non-controlling interests. Refer to “Rondo Redeemable Non-Controlling Interests” below for information regarding the subsequent change in ownership. During the nine months ended September 30, 2026 and 2025, we made cash tax and other distributions of $29.6 million and $38.8 million, respectively, to the AvKARE Sellers.
Rondo Redeemable Non-Controlling Interests
Beginning January 1, 2026, the holders of the Rondo Class B Units have a put right to require us to purchase their units for a purchase price based on a multiple of Rondo's earnings before income taxes, depreciation, and amortization, subject to the satisfaction of certain financial targets and other conditions. On September 15, 2026, we entered into an equity purchase agreement to acquire a portion of the outstanding Rondo Class B Units for cash consideration of $19.8 million, which closed on October 1, 2026 and increased our ownership interest in Rondo from approximately 65.1% to 66.4%. As of September 30, 2026, no conditions had been met that would make redemption of the remaining Rondo Class B Units probable or otherwise certain. Refer to Note 19. Stockholders’ Equity (Deficiency) for additional information.
Cash Balances
As of September 30, 2026, our cash and cash equivalents consist of cash on deposit and highly liquid investments. A portion of our cash flows are derived outside the U.S. As a result, we are subject to market risk associated with changes in foreign exchange rates. We maintain cash balances at both U.S. based and foreign country based commercial banks. At various times during the year, our cash balances held in the U.S. may exceed amounts that are insured by the Federal Deposit Insurance Corporation. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity and safety of principal.
Cash Flows
The following table sets forth our summarized, consolidated cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net cash (used in) provided by:
Operating activities	$50,312	$209,677	$(159,365)	(76.0)%
Investing activities	(616,685)	(66,809)	(549,876)	nm
Financing activities	435,491	(21,410)	456,901	nm
Effect of exchange rate changes on cash	(1,804)	(1,471)	(333)	22.6%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(132,686)	$119,987	$(252,673)	nm
nm - not meaningful
Cash Flows from Operating Activities
Net cash provided by operating activities was $50.3 million for the nine months ended September 30, 2026 as compared to $209.7 million in the prior year period. The period-over-period decrease was primarily driven by working capital outflows in the current period, including (i) $35.9 million of litigation settlement payments related to the Nationwide Opioids Settlement Agreement (refer to Note 18. Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information), (ii) $38.8 million paid relating to our TRA liability, (iii) unfavorable collections of trade accounts receivable and royalties due to timing and (iv) increases in inventories to support key growth initiatives, partially offset by higher profitability adjusted for non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $616.7 million as compared to $66.8 million in the prior year period. The period-over-period increase was primarily driven by (i) $421.0 million, net of cash and restricted cash acquired, paid in connection with the Kashiv Acquisition, (ii) a $75.0 million upfront payment that was capitalized as a product rights intangible asset (refer to Note 4. Alliance and Collaboration for additional information), and (iii) an increase in capital expenditures and deposits for future acquisition of property, plant, and equipment in the current period.
Cash Flows from Financing Activities
Net cash provided by financing activities was $435.5 million for the nine months ended September 30, 2026 as compared to net cash used in financing activities of $21.4 million in the prior year period. The period-over-period increase was primarily driven by higher net borrowings of $476.7 million used primarily to fund the Kashiv Acquisition and a $9.3 million decrease in tax and other distributions to non-controlling interests, partially offset by a $22.7 million increase in employee payroll tax withholdings on restricted stock unit and performance stock unit vesting and a $5.1 million decrease in proceeds from alliance parties.
Commitments and Contractual Obligations
Our contractual obligations are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K. As of September 30, 2026, there have been no material changes to the disclosure presented in our 2025 Annual Report on Form 10-K, except for items discussed above in the section titled “Liquidity and Capital Resources” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2026.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to the Kashiv Acquisition
We may not realize the anticipated benefits of the Kashiv Acquisition, and the acquisition may increase our exposure to existing risks.
We may not realize the anticipated benefits of our acquisition of Kashiv. Additionally, we may experience difficulties integrating Kashiv’s operations, personnel, systems and processes into our business. The acquisition increases our exposure to the risks associated with the development, regulatory approval, manufacturing and commercialization of biosimilar products, including uncertainty regarding the timing and success of product approvals and launches, market acceptance, competition and pricing. In addition, the acquisition increased our indebtedness and may result in significant integration costs, purchase accounting adjustments, impairment charges or other expenses. Any failure to successfully integrate Kashiv, advance its product pipeline or achieve the anticipated financial and strategic benefits of the acquisition could adversely affect our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Document

2.1
Membership Interest Purchase Agreement by and among Amneal Pharmaceuticals, Inc., Kashiv Biosciences, LLC, KB Seller Representative, LLC and the sellers named therein, dated as of April 21, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 22, 2026).***

10.1
First Amendment to the Third Amended and Restated Stockholders Agreement by and among Amneal, Amneal Intermediate Inc., Amneal LLC, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2026).

10.2
Amendment No. 4 to Term Loan Credit Agreement by and among Amneal LLC, certain of Amneal LLC’s subsidiaries, as guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 10, 2026).

10.3	Amneal Pharmaceuticals LLC Severance Plan and Summary Plan Description amended and restated effective August 1, 2026.* †

31.1	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Co - Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Co - Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and (vi) Notes to Consolidated Financial Statements.*

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

Date: November 9, 2026	Amneal Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Anastasios Konidaris
Anastasios Konidaris
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)